Form 10-K
period 2015-12-31
Diversicare Healthcare Services, Inc.
filed 2016-03-03
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
CHECK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates on June 30, 2015 (based on the closing price of such shares on the NASDAQ Capital Market) was approximately $52,442,000. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the registrant to be holders of 5% or more of the registrant's Common Stock have been deemed affiliates of the registrant.

On February 16, 2016, 6,280,506 shares of the registrant's $0.01 par value Common Stock were outstanding.

Documents Incorporated by Reference

Registrant's definitive proxy materials for its 2016 annual meeting of shareholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART 1

ITEM 1. BUSINESS

Introductory Summary.
Diversicare Healthcare Services, Inc. provides post-acute care services to skilled nursing center patients and residents in nine states, primarily in the Southeast, Midwest, and Southwest United States. Unless the context indicates otherwise, references herein to “Diversicare,” “the Company,” “we,” “us” and “our” include Diversicare Healthcare Services, Inc. and all of our consolidated subsidiaries. Diversicare Healthcare Services, Inc. was incorporated as a Delaware corporation in 1994.
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
Another strategic operating initiative was to implement an Electronic Medical Records (“EMR”) platform. See description of our EMR implementation below. We completed the implementation of Electronic Medical Records in all our nursing centers in December 2011, and implement EMR at all new facilities near the time we commence operations.
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
Improve physical plants. Our nursing centers have an average age of approximately 40 years as of December 31, 2015. During 2005, we began an initiative to complete strategic renovations of certain facilities to improve occupancy, quality of care and profitability. We developed a plan to identify those facilities with the greatest potential for benefit and began the renovation program during the third quarter of 2005. Major renovations result in significant cosmetic upgrades, including new flooring, wall coverings, lighting, ceilings and furniture throughout the nursing center. Renovations also usually include certain external work to improve curb appeal, such as concrete work, landscaping, roof and signage enhancements. Many of our renovation projects will include adding functionality and space for our rehabilitation therapy offerings.
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

Nursing Centers and Services.
Diversicare provides a broad range of post-acute care services to patients and residents including skilled nursing, ancillary health care services and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2015, our continuing operations consist of 55 nursing centers with 6,060 licensed nursing beds. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted living beds. Our continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Missouri, Ohio, Tennessee, and Texas.

The following table summarizes certain information with respect to the nursing centers we own or lease as of December 31, 2015:

	Number of Centers	Licensed Nursing Beds (1)	Available Nursing Beds (1)
Operating Locations:
Alabama	7	846	838
Florida	1	79	79
Indiana	1	158	158
Kansas	6	503	498
Kentucky	13	1,127	1,123
Missouri	3	339	339
Ohio	6	546	536
Tennessee	5	617	563
Texas	13	1,845	1,722
	55	6,060	5,856
Classification:
Owned	15	1,370	1,338
Leased	40	4,690	4,518
Total	55	6,060	5,856
____________

(1)
The number of Licensed Nursing Beds is based on the regulatory licenses for the nursing center. The Company reports its occupancy based on licensed nursing beds. The number of Available Nursing Beds represents Licensed Nursing Beds reduced by beds removed from service. Available Nursing Beds is subject to change based upon the needs of the facilities, including configuration of patient rooms, common usage areas and offices, status of beds (private, semi-private, ward, etc.) and renovations. The number of Licensed and Available Nursing Beds does not include 496 Licensed Assisted Living/Residential Beds, all of which are also available, and the number of centers excludes one stand-alone Assisted Living Facility in Ohio. These beds are excluded from the bed counts as our operating statistics such as occupancy are calculated using Nursing Beds only.

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
For all modules, the EMR system provides a dashboard that can be reviewed at a number of kiosks throughout the nursing center, allowing our staff to securely access a list of upcoming patient care tasks and providing supervisors a tool to help manage and monitor staff performance. We believe the EMR system provides better support, efficiency, and improves the quality of care for our patients. We originally invested approximately $112,000 per nursing center to deploy EMR in all our facilities at the time of implementation. We currently implement EMR at each of the facilities we acquire or at which time we assume operations during the transition process.
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

Marketing.
We believe that skilled nursing care is fundamentally a local business in which both patients and their referral sources are typically based in the immediate geographic area in which the nursing center is located. Our marketing plan and related support activities emphasize the role and contributions of the administrators, admissions coordinators and clinical liaisons of each nursing center, all of whom are responsible for developing relationships with various referral sources such as doctors, hospitals, hospital case managers and discharge planners, and various healthcare and community organizations. Training, sales tools and job aids are provided for the sales and marketing teams for the product knowledge, market knowledge, and selling skills necessary to support their efforts in the field. As part of our business strategy, we have dedicated sales and marketing personnel who develop strong partnerships with physicians and hospital executives as well as Accountable Care Organizations ("ACO"), Bundled Payments Initiatives ("BPI"), and Managed Care organizations. We believe these relationships will be mutually beneficial, providing the community with high quality healthcare while helping customers to navigate choices, manage transitions, and control costs.

At the local level, our sales and marketing efforts are designed to:
•Identify and develop strong healthcare partnerships
•Help facilitate smooth transitions between care settings
•Promote collaboration with ACOs, BPIs, and healthcare organizations
•Educate referral sources and community on our key differentiators and capabilities
•Position ourselves as a valuable resource and healthcare partner
•Enhance the customer experience
•Contribute to a strong community presence
•Promote higher occupancy levels
•Foster optimal payor mix

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

Acquisitions, Development Projects and Divestitures.
Acquisitions and Development
On February 1, 2015, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Barren County Health Care Center, Inc. to acquire certain land, improvements, furniture, fixtures and equipment, personal property and intangible property, together comprising a 94-bed skilled nursing center in Glasgow, Kentucky, for an aggregate purchase price of $7,000,000, partially financed through a $5,000,000 mortgage loan with The PrivateBank with the balance paid in cash consideration. As a result of the consummation of the transaction, the Company allocated the purchase price of $7,000,000 between the assets based on the fair value of the acquired net assets.
On November 1, 2015, the Company entered into an Asset Purchase Agreement with Haws Fulton Investors, LLC to acquire certain land, improvements, furniture, fixtures and equipment, personal property and intangible property, together comprising a 60-bed skilled nursing center in Fulton, Kentucky, for an aggregate purchase price of $3,900,000, financed temporarily through a draw on the Company's revolving credit facility, in anticipation of the Company's refinancing of the Mortgage Loan in February 2016 as disclosed in Note 12, "Subsequent Event" to our consolidated financial statements. As a result of the consummation of the transaction, the Company allocated the purchase price of $3,900,000 between the assets based on the fair value of the acquired net assets.

Lease Agreements and Assumption of Operations
During 2015 and 2014, the Company assumed operations at nine facilities comprising a total increase of 1,024 licensed beds. See table below for details of the 2015 and 2014 operations acquired by the Company:

Facility	Location	Effective Date	Licensed Bed Count*
Diversicare of Big Springs	Huntsville, Alabama	March 1, 2014	135
Diversicare of Nicholasville	Nicholasville, Kentucky	June 1, 2014	73
Diversicare of St. Joseph	St. Joseph, Missouri	July 1, 2014	196
Riverside Place	St. Joseph, Missouri	July 1, 2014	190
St. Joseph Chateau	St. Joseph, Missouri	July 1, 2014	69
Avon Place	Avon, Ohio	August 1, 2014	142
Ontario Pointe	Ontario, Ohio	August 1, 2014	42
Diversicare of Greenville	Greenville, Kentucky	October 1, 2014	92
Diversicare of Hutchinson	Hutchinson, Kansas	February 1, 2015	85
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
Effective July 1, 2014, the Company completed the transaction with Rose Terrace Acq., LLC to sell Rose Terrace, a 90-bed skilled nursing facility in Culloden, West Virginia for a sales price of $16,500,000. The Company also entered into the Fifteenth Amendment to the Master Lease with Omega to terminate the lease only with respect to two other skilled nursing facilities in Danville and Ivydale, West Virginia, and concurrently entered into an operations transfer agreement with American Health Care Management, LLC, an affiliate of the purchaser with respect to the two skilled nursing facilities located in Danville and Ivydale, West Virginia. The amendment effectively reduced the annual rent payments due under the Master Lease by $1,900,000. Upon completion of the transaction, Diversicare no longer operates any skilled nursing centers in the state of West Virginia. In conjunction with the closing of the sale, the Company paid the balance of the $8,000,000 mortgage loan outstanding on the Rose Terrace facility. The Company will continue to defend, and make cash payments related to professional liability claims asserted against these nursing centers for events occurring prior to July 1, 2014.
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

The following table sets forth net patient revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2015		2014		2013
Medicaid	$188,323	48.6%	$166,497	48.4%	$137,388	52.8%
Medicare	112,305	29.0%	101,806	29.6%	71,662	27.5%
Managed Care	27,856	7.2%	23,178	6.7%	15,580	6.0%
Private Pay and other	59,111	15.2%	52,711	15.3%	35,591	13.7%
Total	$387,595	100.0%	$344,192	100.0%	$260,221	100.0%
The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Year Ended December 31,
	2015		2014		2013
Medicaid	3,104	67.1%	2,844	67.0%	2,392	69.6%
Medicare	577	12.5%	540	12.7%	395	11.5%
Managed Care	173	3.7%	151	3.6%	103	3.0%
Private Pay and other	772	16.7%	709	16.7%	548	15.9%
Total	4,626	100.0%	4,244	100.0%	3,438	100.0%
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
Related to the exceptions process discussed above, for services provided with dates of service, providers are required to submit a request for an exception for therapy services above the threshold of $3,700, which will then be manually medically reviewed, consistent with the treatment of these services historically. Similar to the therapy cap exceptions process, the threshold process will have a $3,700 per patient threshold on physical and speech therapy services, and a separate $3,700 per patient threshold on occupational therapy services. The exception reviews are conducted by Medicare Administrative Contractors.
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
The Medicare Access and CHIP Reauthorization Act also extended several other elements of the Middle Class Tax Relief and Job Creation Act of 2012, including the reduction of bad debt treated as an allowable cost. Prior to this act, Medicare reimbursed providers for beneficiaries’ unpaid coinsurance and deductible amounts after reasonable collection efforts at a rate between 70 and 100 percent of beneficiary bad debt. This provision reduced bad debt reimbursement exposure for all providers to 65%. In addition to the provisions above, the legislation sets that for fiscal year 2018 (October 1, 2017 through September 30, 2018), all Medicare Part B providers will receive inflationary market basket increases not greater than 1%. This provision is expected to reduce Medicare payments to all post-acute providers by approximately $15.4 billion over the 2018-2025 period.

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
Effective February 1, 2015, the Company began participating in the Upper Payment Limit ("UPL") supplemental payment program in the state of Indiana that provides supplemental Medicaid payments for skilled nursing facilities that are licensed to non-state government entities such as county hospital districts. One skilled nursing facility previously operated by the Company entered into a transaction with one such hospital providing for the transfer of the license from the Company to the hospital district, and providing further for the Company's operating subsidiaries to retain the management of the facility on behalf of the hospital district, which is participating in the UPL program. The affected operating subsidiary therefore retains operations of its skilled nursing facility and the agreement between the hospital district and the Company is terminable by either party to fully restore the prior license status.

We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in 2015 and 2014, along with increased Medicaid acuity in our acuity based states, were the primary contributor to our 3.6% increase in average rate per day for Medicaid patients in 2015 compared to 2014. Based on the rate changes received during the third quarter of 2015, we expect a favorable impact to our rate per day for Medicaid patients as we move into 2016 due to modest rate increases in many of the states within which we operate.
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the year ended December 31, 2015, we derived 29.0% and 48.6% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively.  Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our financial position and profitability.
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

Employees.
As of February 1, 2016, we employed approximately 6,300 individuals in connection with our continuing operations, approximately 4,500 of which are considered full-time employees. We believe that our employee relations are good. Approximately 131 of our employees are represented by a labor union.
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
Supplies and Equipment.
We purchase drugs, solutions and other materials and lease certain equipment required in connection with our business from many suppliers. We have not experienced, and do not anticipate that we will experience, any significant difficulty in purchasing supplies or leasing equipment from current suppliers. In the event that such suppliers are unable or fail to sell us supplies or lease equipment, we believe that other suppliers are available to adequately meet our needs at comparable prices. National purchasing contracts are in place for all major supplies, such as food, linens and medical supplies. These contracts assist in maintaining quality, consistency and efficient pricing. Based on contract pricing for food and other supplies, we expect cost increases in 2016 to be relatively the same or slightly lower than the increases we experienced in 2015.

Government Regulation.
The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of patient care and Medicare and Medicaid fraud and abuse. Over the last several years, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of fraud and abuse statutes and regulations, false claims statutes, HIPAA violations, as well as laws and regulations governing quality of care issues in the skilled nursing profession in general. Violations of these laws and regulations could result in exclusion from government health care programs together with the imposition of significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions in which government agencies seek to impose fines and penalties. The Company is involved in regulatory actions of this type from time to time.
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
Health care and health insurance reform. On April 16, 2015, the President signed into law MACRA. This bill includes a number of provisions, including the replacement of the Sustainable Growth Rate formula used by Medicare to pay physicians with new systems for establishing annual payment rate updates for physicians' services, an extension of the outpatient therapy cap exception process until December 31, 2017; and payment updates for post-acute providers. In addition, it increases premiums for Part B and Part D of Medicare for beneficiaries with income above certain levels and makes numerous other changes to Medicare and Medicaid. On October 30, 2015, CMS released a final rule addressing the implementation of certain provisions of MACRA, including the implementation of the new Merit-Based Incentive Payment System ("MIPS"). The current Value-Based Payment Modifier program is set to expire in 2018, with MIPS to begin in 2019. The October 30, 2015 final rule added measures where gaps exist in the current Physician Quality Reporting System, which is used by CMS to track the quality of care provided to Medicare beneficiaries. The final rule also excludes services furnished in SNFs from the definition of primary care services for purposes of the Shared Savings Program. The final rule could impact our revenue in the future.
On February 20, 2015, CMS modified the Five Star Quality Rating System for nursing homes to include the use of antipsychotics in calculating the star ratings, modified calculations for staffing levels and reflect higher standards for nursing homes to achieve a high rating on the quality measure dimension. Since the standards for performance are more difficult to achieve, the number of our 4 and 5 star facilities could be reduced.
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
CMS has instituted a number of new exploratory test programs designed to extend the reimbursement and financial responsibilities under consolidated billing beyond the traditional discharge date to include a broader set of bundled services. Such examples may include, but are not exclusive to, home health, durable medical equipment, home and community based services, and the cost of re-hospitalizations during a specified bundled period. Today, these test programs for bundled reimbursement are confined to a small set of clinical conditions. This bundled form of reimbursement could be extended to a broader range of diagnosis related conditions in the future. Because of the untested nature of this new form of reimbursement, the potential impact on skilled nursing facility utilization and reimbursement is currently unknown. The process for defining bundled services has not been fully determined by CMS and therefore is subject to change during the rule making process.

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
Although we believe that we are in material compliance with these HIPAA regulations, inadvertent violations of these regulations may occur in the course of our business. For this and other reasons, the HIPAA regulations are expected to continue to impact us operationally and financially and may pose increased regulatory risk.
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
Each year, we record adjustments to our accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual result in changes to reported expenses and income, they are not directly related to changes in cash because the accrual is not funded. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Our actual professional liabilities may vary significantly from the accrual due to an increase in the number of claims asserted or claim costs in excess of estimates, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. For the years ended December 31, 2015, 2014 and 2013, we recorded professional liability expense of $8.1 million, $7.2 million and $5.7 million, respectively.
Our outstanding indebtedness is subject to various financial covenants and floating rates of interest which could be subject to fluctuations based on changing interest rates.
We have long-term indebtedness of $60.3 million at December 31, 2015. Certain of our debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. As of December 31, 2015, we were in compliance with these financial covenants. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of some or all of our debts. Such non-compliance could result in a material adverse impact to our financial position, results of operations and cash flows. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional discussion of our covenants.
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
As of December 31, 2015, we are engaged in 55 professional liability lawsuits. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.

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
Substantially all of our nursing center revenues are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, and private insurers. For the year ended December 31, 2015, our patient revenues from continuing operations derived from Medicaid, Medicare, Managed Care and private pay (including private insurers) sources were approximately 48.6%, 29.0%, 7.2%, and 15.2%, respectively. Changes in the mix of our patients among Medicare, Medicaid, Managed Care and private pay categories and among different types of private pay sources may affect our net revenues and profitability. Our net revenues and profitability are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.
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
The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, protection of patient health information, reimbursement for patient services, quality of patient care and Medicare and Medicaid fraud and abuse. Various federal and state laws regulate relationships among providers of services, including employment or service contracts and investment relationships. The operation of long-term care centers and the provision of services are also subject to extensive federal, state, and local laws relating to, among other things, the adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, environmental compliance, compliance with the Americans with Disabilities Act, fire prevention and compliance with building codes.
Long-term care facilities are subject to periodic inspection to assure continued compliance with various standards and licensing requirements under state law, as well as with Medicare and Medicaid conditions of participation. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect our growth and could prevent us from offering our existing or additional services. In addition, health care is an area of extensive and frequent regulatory change. Changes in the laws or new interpretations of existing laws can have a significant effect on methods and costs of doing business and amounts of payments received from governmental and other payors. Our operations could be adversely affected by, among other things, regulatory developments such as mandatory increases in the scope and quality of care to be afforded patients and revisions in licensing and certification standards. We attempt at all times to comply with all applicable laws; however, there can be no assurance that we will remain in compliance at all times with all applicable laws and regulations or that new legislation or administrative or judicial interpretation of existing laws or regulations will not have a material adverse effect on our operations or financial condition. Federal or state proceedings seeking to impose fines and penalties for violations of applicable laws and regulations, as well as federal and state changes in these laws and regulations, may negatively impact us. See “Item 1. Business - Government Regulation.” See also “Item 3. Legal Proceedings.”

The health care industry has been the subject of increased regulatory scrutiny recently.
The Office of Inspector General (“OIG”), the enforcement arm of the Medicare and Medicaid programs, formulates a formal work plan each year for nursing centers. The OIG's most recent work plan indicates that quality of care, assessment and monitoring, poorly performing nursing facilities, hospitalizations, criminal background checks, Medicare part B services, accuracy of nursing facilities Minimum Data, transparency of ownership, and civil monetary penalty funds will be the investigative focus in 2016. We cannot predict the likelihood, scope or outcome of any such investigations on our facilities.
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
The long-term care industry generally, and the nursing home business particularly, is highly competitive. We face direct competition for the acquisition of facilities. In turn, our facilities face competition for patients. Our ability to compete is based on several factors and include, but are not limited to building age, appearance, reputation, relationships with referral sources, availability of patients, survey history and CMS rankings. Some of our present and potential competitors are significantly larger and have or may obtain greater financial and marketing resources than we can. Some hospitals that provide long-term care services are also a potential source of competition. Certain of our competitors are operated by not-for-profit, non-taxpaying or governmental agencies that can finance capital expenditures on a tax exempt basis and receive funds and charitable contributions unavailable to us. In addition, we may encounter substantial competition from new market entrants. Consequently, there can be no assurance that we will not encounter increased competition in the future, which could limit our ability to attract patients or expand our business, and could materially and adversely affect our business or decrease our market share.
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
Disasters and similar events may seriously harm our business.
Natural and man-made disasters and similar events, including terrorist attacks and acts of nature such as hurricanes, tornados, earthquakes and wildfires, may cause damage or disruption to us, our employees and our facilities, which could have an adverse impact on our patients and our business.  In order to provide care for our patients, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our facilities, and the availability of employees to provide services at our facilities.  If the delivery of goods or the ability of employees to reach our facilities were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our facilities and our business.  Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more facilities, which would be costly and would involve risks, including potentially fatal risks, for the patients.  The impact of disasters and similar events is inherently uncertain.  Such events could harm our patients and employees, severely damage or destroy one or more of our facilities, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.
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
We have in the past and plan to in the future make investments in additional facilities, whether by opening new facilities or acquiring existing facilities. Such acquisitions may require substantial cash investments and incurrence of additional debt. Our ability to make future acquisitions will therefore depend on our being able to obtain the necessary capital through equity or debt financing on reasonable terms. Our ability to make future acquisitions will also depend on our being able to identify strategic acquisitions that meet our criteria for expansion and to negotiate such acquisitions on reasonable terms. The success of future acquisitions will depend on our ability to efficiently integrate newly acquired businesses into our own as well as on whether such acquired businesses ultimately achieve our goals for financial performance. The process of acquiring and integrating new businesses may divert management's time that would otherwise be spent on our existing operations. Acquisitions that prove unsuccessful may have a material adverse effect on our financial position, results of operations, and cash flows.

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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own 15 and lease 40 long-term care facilities as discussed in “Item 1 Business - Nursing Centers and Services.” See further details below.

Our current operations include 40 nursing centers subject to operating leases, including 36 owned by Omega and four owned by other parties. Effective April 1, 2015, Omega acquired Aviv REIT, who owned 13 of our centers at the time of acquisition, which subsequently are owned by Omega. In our role as lessee, we are responsible for the day-to-day operations of all operated centers. These responsibilities include recruiting, hiring and training all nursing and other personnel, and providing patient care, nutrition services, marketing, quality improvement, accounting, and data processing services for each center. The lease agreements pertaining to our 40 leased facilities are “triple net” leases, requiring us to maintain the premises, provide insurance, pay taxes and pay for all utilities. The average remaining term of our lease agreements, including renewal options, is approximately 16 years. See the table below for a summary of owned and leased beds operated by the Company.

State	Centers	Leased Beds	Owned Beds	Total Operational Beds
Alabama	7	643	203	846
Florida	1	79	—	79
Indiana	1	172	—	172
Kansas	6	85	444	529
Kentucky	13	1,015	154	1,169
Missouri	3	455	—	455
Ohio	6	844	—	844
Tennessee	5	497	120	617
Texas	13	1,370	475	1,845
Total	55	5,160	1,396	6,556

Brentwood Support Center and Regional Offices
We lease approximately 29,000 square feet of office space in Brentwood, Tennessee that houses our executive offices, and centralized management support functions. Lease periods on these facilities range up to three years. Regional executives for Kansas work from an office of approximately 1,500 square feet. We believe that our leased properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

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
As of December 31, 2015, we are engaged in 55 professional liability lawsuits. Ten lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee (DOJ) had commenced a civil investigation of potential violations of the False Claims Act (FCA). In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two facilities that were the subject of the original CID.

Between July 2013 and early February 2016, the Company received three civil investigative demands, a form of subpoena, relating to a civil investigation of our practices and policies for rehabilitation, and other services, and our preadmission evaluation forms (PAEs) required by TennCare. We previously responded to the first two requests and are now responding to the third request. The DOJ’s investigation now covers all of the Company’s facilities, but thus far only documents from six of our facilities have been requested. The Company intends to continue cooperating with the DOJ and the OIG in the investigation. The Company cannot predict the outcome of this investigation or any possible related proceedings, and the outcome could have a materially adverse effect on the Company, including the imposition of damages, fines, penalties and/or a corporate integrity agreement, but the Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
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
We cannot currently predict with certainty the ultimate impact of any of the above cases on our financial condition, cash flows or results of operations. Our reserve for professional liability expenses does not include any amounts for the pending DOJ investigation or the purported class action against the Arkansas facilities. An unfavorable outcome in any of these lawsuits or any of our professional liability actions, any regulatory action, any investigation or lawsuit alleging violations of fraud and abuse laws or of elderly abuse laws or any state or Federal False Claims Act case could subject us to fines, penalties and damages, including exclusion from the Medicare or Medicaid programs, and could have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock is traded on the NASDAQ Capital Market and began trading there on September 12, 2006 under the symbol “AVCA.” Effective March 15, 2013, the Company changed its name from Advocat Inc. to Diversicare Healthcare Services, Inc. as a result of a merger of the Company and a wholly-owned subsidiary. In connection with the name change, the Company changed its NASDAQ ticker symbol from “AVCA” to “DVCR” effective with the market open on
Monday, March 18, 2013. The following table sets forth the high and low bid prices of our common stock, as reported by NASDAQ.com, for each quarter in 2015 and 2014:

Period				High	Low	Dividends
2014	—	1st	Quarter	$6.33	$4.61	$0.055
2014	—	2nd	Quarter	$8.25	$5.75	$0.055
2014	—	3rd	Quarter	$13.32	$6.41	$0.055
2014	—	4th	Quarter	$12.80	$8.50	$0.055
2015	—	1st	Quarter	$13.95	$8.46	$0.055
2015	—	2nd	Quarter	$17.15	$11.89	$0.055
2015	—	3rd	Quarter	$13.00	$8.14	$0.055
2015	—	4th	Quarter	$10.59	$6.45	$0.055

Our common stock has been traded since May 10, 1994. On February 16, 2016, the closing price for our common stock was $7.30, as reported by NASDAQ.com.
Holders. On February 16, 2016, there were approximately 269 holders of record. Most of our shareholders have their holdings in the street name of their broker/dealer.
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

	Year Ended December 31,
	2015	2014	2013	2012	2011
Statement of Operations Data		(in thousands, except per share amounts)
REVENUES:
Patient revenues, net	$387,595	$344,192	$260,221	$231,047	$233,844
EXPENSES:
Operating	311,035	275,605	213,064	186,958	185,638
Lease	28,690	26,151	20,396	18,018	17,031
Professional liability	8,122	7,216	5,666	4,304	3,237
General and administrative	24,793	22,133	20,940	19,515	21,024
Depreciation and amortization	7,524	7,078	6,363	5,758	5,454
Asset Impairment	—	—	—	—	344
Restructuring	—	—	1,446	—	—
	380,164	338,183	267,875	234,553	232,728
OPERATING INCOME (LOSS)	7,431	6,009	(7,654)	(3,506)	1,116
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	339	(5)	(183)	(280)	—
Interest expense, net	(4,102)	(3,697)	(3,032)	(2,232)	(2,180)
Debt retirement costs	—	—	(320)	—	(112)
	(3,763)	(3,702)	(3,535)	(2,512)	(2,292)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,668	2,307	(11,189)	(6,018)	(1,176)
BENEFIT (PROVISION) FOR INCOME TAXES	(916)	(857)	4,196	2,147	316
INCOME (LOSS) FROM CONTINUING OPERATIONS	2,752	1,450	(6,993)	(3,871)	(860)
DISCONTINUED OPERATIONS, net of taxes	(1,128)	3,258	(1,469)	951	2,227
NET INCOME (LOSS)	$1,624	$4,708	$(8,462)	$(2,920)	$1,367
INCOME (LOSS) PER COMMON SHARE:
Basic
Continuing operations	$0.45	$0.21	$(1.26)	$(0.74)	$(0.21)
Discontinued operations	(0.18)	0.54	(0.25)	0.16	0.39
Net income (loss) per common share	$0.27	$0.75	$(1.51)	$(0.58)	$0.18
Diluted
Continuing operations	$0.44	$0.20	$(1.26)	(0.74)	(0.20)
Discontinued operations	(0.18)	0.52	(0.25)	0.16	0.38
Net income (loss) per common share	$0.26	$0.72	$(1.51)	$(0.58)	$0.18
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22	$0.22	$0.22	$0.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,100	6,011	5,899	5,821	5,774
Diluted	6,315	6,197	5,899	5,821	5,906

	December 31,
	2015	2014	2013	2012	2011
Balance Sheet Data	(in thousands)
Working capital	$13,052	$8,797	$8,044	$15,663	$15,435
Total assets	$138,051	$129,089	$137,744	$114,963	$116,744
Long-term debt and capitalized lease obligations, including current portion	$60,867	$48,265	$53,577	$29,462	$29,899
Preferred Stock - Series C	$—	$—	$4,918	$4,918	$4,918
Total Shareholders' Equity of Diversicare Healthcare Services, Inc.	$13,267	$11,754	$8,129	$17,178	$21,315
Total Shareholders' Equity	$13,267	$11,754	$9,566	$18,751	$22,969

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Diversicare Healthcare Services, Inc. provides long-term care services to nursing center patients in nine states, primarily in the Southeast, Midwest and Southwest. Our centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, we offer a variety of comprehensive rehabilitation services as well as nutritional support services. As of December 31, 2015, our continuing operations consist of 55 nursing centers with 6,060 licensed nursing beds and 496 assisted-living and other residential beds. We own 15 and lease 40 of our nursing centers included in continuing operations. The Company's continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Missouri, Ohio, Tennessee, and Texas.
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

	Three Months Ended
	December 31, 2015	September 30, 2010
As a percent of total census:
Medicare census	12.0%	12.3%
Managed Care census	3.7%	1.3%
Total skilled mix census	15.7%	13.6%
As a percent of total revenues:
Medicare revenues	27.9%	29.3%
Managed Care revenues	7.7%	2.8%
Total skilled mix revenues	35.6%	32.1%
Medicare average rate per day:	$457.24	$394.23

Implementing Electronic Medical Records to improve Medicaid acuity capture:
As another part of our strategic operating initiatives, we implemented EMR to improve Medicaid acuity capture, primarily in our states where the Medicaid payments are acuity based. We completed the implementation of EMR in all our nursing centers in December 2011, on time and under budget, and since implementation, have increased our average Medicaid rate despite rate cuts in certain acuity based states by accurate and timely capture of care delivery. A comparison of our most recent quarter versus the third quarter of 2010 reflects our success with increasing our average Medicaid rate per day:

	Three Months Ended
	December 31, 2015	September 30, 2010
Medicaid average rate per day:	$166.72	$147.93

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

Divestitures
Effective July 1, 2014, the Company completed the transaction with Rose Terrace Acq., LLC to sell Rose Terrace, a 90-bed skilled nursing facility in Culloden, West Virginia for a sales price of $16,500,000. The Company also entered into the Fifteenth Amendment to Consolidated Amended and Restated Master Lease with Omega Health Investors, Inc. ("Omega") to terminate the lease only with respect to two other skilled nursing facilities in West Virginia, and concurrently entered into an operations transfer agreement with American Health Care Management, LLC, an affiliate of the purchaser with respect to two other skilled nursing facilities located in Danville and Ivydale, West Virginia. The amendment effectively reduced the annual rent payments due under the Master Lease by $1,900,000. Upon completion of the transaction, Diversicare no longer operates any skilled nursing centers in the state of West Virginia. In conjunction with the closing of the sale, the Company paid the balance of the $8,000,000 mortgage loan outstanding on the Rose Terrace facility. The Company will continue to defend, and make cash payments related to professional liability claims asserted against these nursing centers for events occurring prior to July 1, 2014.
Effective September 1, 2013, the Company entered into an agreement with Omega to terminate its lease with respect to eleven nursing centers and 1,181 licensed beds located in the state of Arkansas, and concurrently entered into operation transfer agreements to transfer the operations of each of those eleven centers to an operator selected by Omega. Upon the completion of the transaction, the Company no longer operates any skilled nursing centers in the State of Arkansas. As a result of this transaction, the Company has reclassified the operations of these centers as discontinued operations for all periods presented in the accompanying consolidated financial statements. These centers contributed revenues of $40.2 million, during the twelve months ended December 31, 2013. Further, these centers contributed net losses of $0.8 million, $1.1 million and $2.9 million during the twelve months ended December 31, 2015, 2014 and 2013, respectively. The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations. In addition to the expenses associated with the discontinued operations, the Company also incurred $1.4 million in restructuring expenses in 2013 that represent corporate expenses and exit costs associated with the Arkansas lease termination, but not classified as discontinued operations. The Company will continue to defend, and make cash payments related to, professional liability claims asserted against these nursing centers for events occurring prior to September 1, 2013.
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

Selected Financial and Operating Data
The following table summarizes the Diversicare statements of continuing operations for the years ended December 31, 2015, 2014 and 2013, and sets forth this data as a percentage of revenues for the same year:

	Year Ended December 31,
	(Dollars in thousands)
	2015		2014		2013
Revenues:
Patient revenues, net	$387,595	100.0%	$344,192	100.0%	$260,221	100.0%
Expenses:
Operating	311,035	80.2%	275,605	80.1%	213,064	81.9%
Lease	28,690	7.4%	26,151	7.6%	20,396	7.8%
Professional liability	8,122	2.1%	7,216	2.1%	5,666	2.2%
General & administrative	24,793	6.4%	22,133	6.4%	20,940	8.0%
Depreciation and amortization	7,524	1.9%	7,078	2.1%	6,363	2.4%
Restructuring	—	—%	—	—%	1,446	0.6%
	380,164	98.0%	338,183	98.3%	267,875	102.9%
Operating income (loss)	7,431	2.0%	6,009	1.7%	(7,654)	(2.9)%
Other income (expense):
Equity in net losses of unconsolidated affiliate	339	0.1%	(5)	—%	(183)	(0.1)%
Interest expense, net	(4,102)	(1.1)%	(3,697)	(1.1)%	(3,032)	(1.2)%
Debt retirement costs	—	—%	—	—%	(320)	(0.1)%
	(3,763)	(1.0)%	(3,702)	(1.1)%	(3,535)	(1.4)%
Income (loss) from continuing operations before income taxes	3,668	1.0%	2,307	0.6%	(11,189)	(4.3)%
Benefit (provision) for income taxes	(916)	(0.2)%	(857)	(0.2)%	4,196	1.6%
Income (loss) from continuing operations	$2,752	0.8%	$1,450	0.4%	$(6,993)	(2.7)%

The following table presents data about the facilities we operated as part of our continuing operations as of the dates:

	December 31,
	2015	2014	2013
Licensed Nursing Center Beds:
Owned	1,370	1,220	1,224
Leased	4,690	4,605	3,854
Total	6,060	5,825	5,078
Facilities:
Owned	15	13	13
Leased	40	39	31
Total	55	52	44

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

Revenues
Patient Revenues, Net
The fees we charge patients in our nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Our net revenues are derived substantially from Medicare, Medicaid and other government programs (approximately 77.6%, 78.0% and 80.3% for 2015, 2014, and 2013, respectively). Medicare intermediaries make retroactive adjustments based on changes in allowed claims. In addition, certain of the states in which we operate require complicated detailed cost reports which are subject to review and adjustments. In the opinion of management, adequate provision has been made for adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits.
Allowance for Doubtful Accounts
We evaluate the collectibility of our accounts receivable by reviewing current aging summaries of accounts receivable, historical collections data and other factors. As a percentage of revenue, our provision for doubtful accounts was approximately 1.9%, 1.7%, and 1.6% for 2015, 2014, and 2013, respectively. Historical bad debts have generally resulted from uncollectible private pay balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off.

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
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $21.6 million as of December 31, 2015, including $3.7 million for settlements that are expected to be paid in 2016, estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.
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
On a quarterly basis, we obtain reports of asserted claims and lawsuits from our insurers and a third party claims administrator. These reports contain information relevant to the liability actually incurred to date with that claim as well as the third-party administrator's estimate of the anticipated total cost of the claim. This information is reviewed by us quarterly and provided to the actuary semi-annually. We use this information to determine the timing of claims reporting and the development of reserves and compare the information obtained to our previously recorded estimates of liability. Based on the actual claim information obtained, on the semi-annual estimates received from the actuary and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular period may be revised upward or downward on a quarterly basis. Final determination of our actual liability for claims incurred in any given period is a process that takes years.
The Company's cash expenditures for self-insured professional liability costs from continuing operations were $3.3 million, $4.8 million and $4.5 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
Professional liability costs are material to our financial position, and changes in estimates, as well as differences between estimates and the ultimate amount of loss, may cause a material fluctuation in our reported results of operations. Our professional liability expense was $8.1 million, $7.2 million and $5.7 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts are material in relation to our reported income (loss) from continuing operations for the related periods of $2.8 million, $1.5 million and $(7.0) million, respectively. The total liability recorded at December 31, 2015 was $21.6 million, compared to current assets of $60.4 million and total assets of $138.1 million.
Accrual for Other Self-Insured Claims
With respect to workers' compensation insurance, substantially all of our employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. We are completely self-insured for workers' compensation exposures prior to May 1997. We have been and remain a non-subscriber to the Texas workers' compensation system and are, therefore, completely self-insured for employee injuries with respect to our Texas operations. From June 30, 2003 until June 30, 2007, our workers' compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through December 31, 2015, we are covered by a prefunded deductible policy. Under this policy, we are self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. We fund a loss fund account with the insurer to pay for claims below the deductible. We account for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred.
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
No impairment of long lived assets was recognized during 2015, 2014, or 2013. If our estimates or assumptions with respect to a property change in the future, we may be required to record additional impairment charges for our assets.

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

Stock-Based Compensation
We recognize compensation cost for all share-based payments granted after January 1, 2006, on a straight-line basis over the vesting period. We calculated the recognized and unrecognized stock-based compensation for options and SOSARs using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term. For restricted shares, we utilize an intrinsic valuation method based on market price at the grant date in order to calculate the stock-based compensation expense to be recognized during the vesting period. During the years ended December 31, 2015, 2014, and 2013, we recorded charges of approximately $1.2 million, $0.6 million and $1.0 million in stock-based compensation, respectively.

Stock-based compensation expense is a non-cash expense and such amounts are included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees.

Income Taxes
We determine deferred tax assets and liabilities based upon differences between financial reporting and tax bases of assets and liabilities and measure them using the enacted tax laws that will be in effect when the differences are expected to reverse. We maintain a valuation allowance of approximately $(0.8) million to reduce the deferred tax assets to amounts we believe can be realized on a more likely than not basis in accordance with generally accepted accounting principles. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. We follow the relevant guidance found in the FASB codification, ASC 740: Accounting for Uncertainty in Income Taxes. The guidance provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of December 31, 2015, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$74,616	$9,608	$8,381	$7,950	$48,677
Settlement obligations (2)	3,708	3,708	—	—	—
Elimination of Preferred Stock Conversion feature (3)	1,889	687	1,202	—	—
Operating leases (4)	572,899	32,245	65,555	68,138	406,961
Required capital expenditures under operating leases (5)	3,133	218	436	436	2,043
Total	$656,245	$46,466	$75,574	$76,524	$457,681

(1)
Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations. Scheduled future payments reflect the February 2016 refinancing and adjusted maturity schedule.

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
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.8 million as of December 31, 2015. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on December 31, 2015, there is $236,000 in contingent liabilities for the repurchase of the equity grants. No amounts have been accrued for these contingent liabilities.

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
The following table sets forth net patient revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2015		2014		2013
Medicaid	$188,323	48.6%	$166,497	48.4%	$137,388	52.8%
Medicare	112,305	29.0%	101,806	29.6%	71,662	27.5%
Managed Care	27,856	7.2%	23,178	6.7%	15,580	6.0%
Private Pay and other	59,111	15.2%	52,711	15.3%	35,591	13.7%
Total	$387,595	100.0%	$344,192	100.0%	$260,221	100.0%
The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Year Ended December 31,
	2015		2014		2013
Medicaid	3,104	67.1%	2,844	67.0%	2,392	69.6%
Medicare	577	12.5%	540	12.7%	395	11.5%
Managed Care	173	3.7%	151	3.6%	103	3.0%
Private Pay and other	772	16.7%	709	16.7%	548	15.9%
Total	4,626	100.0%	4,244	100.0%	3,438	100.0%
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

(in thousands)	Year Ended December 31,
	2015	2014	Change	%
PATIENT REVENUES, net	$387,595	$344,192	$43,403	12.6%
EXPENSES:
Operating	311,035	275,605	35,430	12.9%
Lease	28,690	26,151	2,539	9.7%
Professional liability	8,122	7,216	906	12.6%
General and administrative	24,793	22,133	2,660	12.0%
Depreciation and amortization	7,524	7,078	446	6.3%
Total expenses	380,164	338,183	41,981	12.4%
OPERATING INCOME	7,431	6,009	1,422	23.7%
OTHER INCOME (EXPENSE):
Equity in net income (losses) of unconsolidated affiliate	339	(5)	344	6,880.0%
Interest expense, net	(4,102)	(3,697)	(405)	(11.0)%
	(3,763)	(3,702)	(61)	(1.6)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,668	2,307	1,361	59.0%
PROVISION FOR INCOME TAXES	(916)	(857)	(59)	(6.9)%
INCOME FROM CONTINUING OPERATIONS	$2,752	$1,450	$1,302	89.8%

(in thousands)	Year Ended December 31,
	2014	2013	Change	%
PATIENT REVENUES, net	$344,192	$260,221	$83,971	32.3%
EXPENSES:
Operating	275,605	213,064	62,541	29.4%
Lease	26,151	20,396	5,755	28.2%
Professional liability	7,216	5,666	1,550	27.4%
General and administrative	22,133	20,940	1,193	5.7%
Depreciation and amortization	7,078	6,363	715	11.2%
Restructuring	—	1,446	(1,446)	(100.0)%
Total expenses	338,183	267,875	70,308	26.2%
OPERATING INCOME (LOSS)	6,009	(7,654)	13,663	178.5%
OTHER EXPENSE:
Equity in net losses of investee	(5)	(183)	178	97.3%
Interest expense, net	(3,697)	(3,032)	(665)	(21.9)%
Debt retirement costs	—	(320)	320	100%
	(3,702)	(3,535)	(167)	(4.7)%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,307	(11,189)	13,496	120.6%
BENEFIT (PROVISION) FOR INCOME TAXES	(857)	4,196	(5,053)	(120.4)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$1,450	$(6,993)	$8,443	120.7%

Year Ended December 31, 2015 Compared With Year Ended December 31, 2014
Patient Revenues
Patient revenues were $387.6 million in 2015 and $344.2 million in 2014, an increase of $43.4 million or 12.6%. This increase is primarily attributable to the acquisition of new operations during the period. The following table summarizes the revenue increases attributable to our portfolio growth (in thousands):

	Year Ended December 31,
	2015	2014	Change
Same-store revenue	$329,463	$318,096	$11,367
2014 acquisition revenue	47,034	26,096	20,938
2015 acquisition revenue	11,098	—	11,098
Total revenue	$387,595	$344,192	43,403

The overall increase in revenue of $43.4 million is primarily attributable to revenue contributions from acquisition activity in 2015 of $11.1 million, as well as an incremental increase in revenues from 2014 acquisitions of $20.9 million as a result of having a full year in operations during 2015. The balance of the increase in revenues year-over-year is attributable to increases in same-store revenue of $11.4 million which is explained in more detail below.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Year Ended December 31,
	2015	2014
Skilled nursing occupancy	77.1%	77.5%
As a percent of total census:
Medicare census	12.5%	12.7%
Managed Care census	3.7%	3.6%
As a percent of total revenues:
Medicaid revenues	48.6%	48.4%
Medicare revenues	29.0%	29.6%
Managed Care revenues	7.2%	6.7%
Average rate per day:
Medicare	$455.24	$444.63
Medicaid	$166.16	$160.43
Managed Care	$389.73	$383.44

The average Medicaid rate per patient day for same-store nursing centers in 2015 increased 3.6% compared to 2014, resulting in an increase in revenue of $6.2 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for same-store nursing centers in 2015 increased 2.4% compared to 2014, resulting in an increase in revenue of $1.6 million also related to our ability to attract and provide care for patients with increased acuity levels. Same-store Managed Care rate per patient day for 2015 also experienced favorable results compared to 2014 resulting in a $0.4 million increase in revenue as we continue to see growth in this portion of our patient population.
Our total average daily census increased by approximately 9.0% for the full portfolio compared to 2014 on a consolidated basis, but was primarily attributable to the aforementioned acquisition activity. On a same-store basis, our Medicare and Medicaid average daily census for 2015 decreased compared to 2014, resulting in decreases in revenue of $1.4 million and $0.2 million, respectively. Offsetting these decreases, Managed Care census increased at our same-store nursing centers resulting in a revenue increase of $2.3 million compared to 2014.
In addition to the revenue changes driven by rate and census, the same-store group experienced additional revenue variances from ancillary services and participation in an inter-governmental transfer (IGT) program. Ancillary services at same-store centers increased $1.9 million in 2015 as compared to 2014, while revenue related to the IGT program in Indiana resulted in $1.1 million in additional revenue in 2015.
Operating Expense
Operating expense increased to $311.0 million in 2015 from $275.6 million in 2014, driven primarily by the $9.3 million in operating costs at the nursing centers added in 2015, and $18.5 million incremental increase from the centers acquired in 2014 due to a full year of operations. Operating expense increased to 80.2% of revenue in 2015, compared to 80.1% of revenue in 2014.

	Year Ended December 31,
	2015	2014	Change
Same-store operating expenses	$262,378	$254,769	$7,609
2014 acquisition operating expenses	39,342	20,836	18,506
2015 acquisition operating expenses	9,315	—	9,315
Total revenue	$311,035	$275,605	35,430
The largest component of operating expenses is wages, which increased to $180.8 million in 2015 from $160.4 million in 2014, an increase of $20.4 million, or 12.7%. On a same-store basis, wages increased by $5.6 million to $154.1 million in 2015 from $148.5 million in 2014, which is a direct result from our increase in same-store revenues during 2015.
Other factors driving the increase in operating expenses at the same-store nursing centers include bad debt and Medicare crossover claims expense. The expense increased approximately $1.8 million in 2015 compared to 2014 driven significantly by the growth in Medicare and Medicaid patients undergoing the initial qualification process. Provider taxes increased $0.5 million in 2015 compared to 2014 primarily driven by rate increases in Tennessee.
Lease Expense
Lease expense increased to $28.7 million in 2015 from $26.2 million in 2014, an increase of $2.5 million, or 9.7%. The increase in lease expense was primarily driven by $2.3 million in combined lease expense for the newly leased nursing centers acquired in 2014 as a result of a full year of operations. The remaining increase was the result of regular rent adjustments at existing facilities.
Professional Liability
Professional liability expense was $8.1 million in 2015 compared to $7.2 million in 2014, an increase of $0.9 million. As centers have been acquired in 2014 and 2015, the Company has accessed commercial insurance markets, which accounts for a significant portion of the growth in professional liability expense in the current year. We were engaged in 55 professional liability lawsuits as of December 31, 2015, compared to 51 as of December 31, 2014. Our cash expenditures for professional liability costs of continuing operations were $3.3 million and $4.8 million for 2015 and 2014, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies, the premium costs of purchased insurance, and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and Administrative Expense
General and administrative expenses were approximately $24.8 million in 2015 compared to $22.1 million in 2014, an increase of $2.7 million. The overall increase in general and administrative expenses were attributable to a $1.2 million increase in salaries and related expenses associated with continued growth at the regional level, as well as additional corporate infrastructure to support the on-going growth of the portfolio. Stock-based incentive expenses experienced a corresponding increase of $0.6 million. As previously noted, the Company began participating in an inter-governmental transfer program in Indiana during 2015. Certain costs associated with our participation in this program are recorded within general and administrative expense and resulted in $0.3 million of additional costs during 2015.
Depreciation and Amortization
Depreciation and amortization expense was approximately $7.5 million in 2015 and $7.1 million in 2014. The increase in 2015 is primarily due to $0.3 million of depreciation associated with the Glasgow facility purchased in February 2015.

Interest Expense, Net
Interest expense has increased to $4.1 million in 2015 compared to $3.7 million in 2014, an increase of $0.4 million. The increase was primarily attributable to higher debt balances in 2015 on the Revolver as a result of on-going change in ownership processes for newly acquired nursing centers, as well as interest on the debt associated with the two buildings purchased in 2015.
Income from Continuing Operations before Income Taxes; Income from Continuing Operations per Common Share
As a result of the above, continuing operations reported income before taxes of $3.7 million in 2015, as compared to $2.3 million in 2014. The provision for income taxes was $0.9 million in 2015, an effective rate of 25.0% and $0.9 million in 2014, an effective rate of 37.1%. The basic and diluted income per common share from continuing operations were $0.45 and $0.44 in 2015, respectively, compared to a basic and diluted income per common share from continuing operations of $0.21 and $0.20 in 2014, respectively.
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
Income (Loss) from Continuing Operations before Income Taxes; Income (Loss) from Continuing Operations per Common Share
As a result of the above, continuing operations reported income before taxes of $2.3 million in 2014, as compared to a loss before taxes of $11.2 million in 2013. The provision for income taxes was $(0.9) million in 2014, an effective rate of 37.1% and a benefit of $4.2 million in 2013, an effective rate of 37.5%. The basic and diluted income per common share from continuing operations were $0.21 and $0.20 in 2014, respectively, compared to a basic and diluted loss per common share from continuing operations of $1.26 in 2013.

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
Net cash provided by operating activities of continuing operations totaled $10.3 million and $6.0 million in 2015 and 2014, respectively, compared to net cash used in operating activities of continuing operations of $6.3 million in 2013. One primary driver of the increase in cash provided by operating activities from continuing operations is the overall increase in income produced from operating activities during the year which increased $1.3 million. Operating activities of discontinued operations used cash of $7.0 million and $3.0 million in 2015 and 2014, respectively, as compared to cash provided $5.1 million in 2013.
Our cash expenditures related to professional liability claims of continuing operations were $3.3 million, $4.8 million and $4.5 million for 2015, 2014 and 2013, respectively. We also continue to experience cash expenditures related to professional liability claims of discontinued operations, primarily associated with the disposition of Arkansas and West Virginia. Our cash expenditures related to professional liability claims of discontinued operations were $8.2 million, $5.5 million, and $4.2 million for 2015, 2014 and 2013, respectively. The Company will continue to defend, and make cash payments related to, professional liability claims asserted against discontinued operations. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $13.1 million in 2015, as compared to cash provided of $11.6 million in 2014, and $23.4 million cash used in 2013. The cash used in 2015 is primarily attributable to the $7 million and 3.9 million of assets purchased in the Glasgow and Fulton transactions, respectively. The cash provided in 2014 was the result of the sale of Rose Terrace and disposition of West Virginia operations which provided $16.5 million, and was offset by cash used of $5.5 million for the purchase of property and equipment. The cash used in 2013 was the result of $14.7 million in cash used to purchase the five Kansas nursing facilities in May 2013. We have used between $4.6 million and $5.4 million for capital expenditures of continuing operations in each of the three calendar years ended December 31, 2015, with certain years experiencing higher expenditures as a result of renovation projects at our facilities.
Financing activities of continuing operations provided cash of $10.6 million in 2015, used cash of $8.5 million in 2014, and provided cash of $20.9 million in 2013. Financing activities in 2015 reflect the proceeds received from refinancing our credit facility resulting in proceeds of $27.9 million, offset by the repayment of the existing mortgage loan and other debt payments during the year of $15.3 million. Cash used in 2014 primarily resulted from the $4.9 million in the redemption of preferred stock. Financing activities reflect $1.3 million in common stock and preferred stock dividends in 2015, $1.5 million in 2014, and $1.3 million in 2013.
Dividends
On February 26, 2016, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities. The Company is restricted by its debt agreements in its ability to pay dividends.
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
As of December 31, 2015, we have recorded total liabilities for reported professional liability claims and estimates for incurred, but unreported claims of $21.6 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of December 31, 2015, we had $60.9 million of outstanding long-term debt and capital lease obligations. The $60.9 million total includes $0.6 million in capital lease obligations. The balance of the long-term debt is comprised of $42.4 million owed on our collateralized mortgage debt, $12.9 million currently outstanding on the revolving credit facility, and $5.0 million on the Glasgow term loan.
We have agreements with a syndicate of banks for a mortgage loan and our revolving credit facility. Under the terms of the agreements, the syndicate of banks provided mortgage debt (“Mortgage Loan”) with an original balance of $45.0 million with a five year maturity through March 2016 and a $27.5 million revolving credit facility (“Revolver”) through March 2016. The Mortgage Loan has a term of five years with principal and interest payable monthly based on a 25 year amortization. Interest is based on LIBOR plus 4.5%, but a portion is fixed at 6.87% based on the interest rate swap described below. The Mortgage Loan is secured by 13 owned nursing centers, related equipment and a lien on the accounts receivable of these facilities. The Mortgage Loan and the Revolver are cross-collateralized.
The Revolver is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding on the Revolver based on borrowing base restrictions. As of December 31, 2015, we had $12.9 million outstanding on the Revolver. Annual fees for letters of credit issued on the Revolver are 3.0% of the amount outstanding. We have a letter of credit of $4.6 million to serve as a security deposit for our Omega lease. We also have a $1.0 million letter of credit outstanding related to the Company's wholly-owned captive insurance entity. Finally, we have nine other letters of credit, totaling $2.6 million, to serve as security deposits at certain facilities. Considering the balance of eligible accounts receivable at December 31, 2015, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27.5 million, the balance available for borrowing on the Revolver was $4.5 million as of December 31, 2015. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 90 days. Our Revolver has an interest rate of LIBOR plus 4.5%.
Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at December 31, 2015.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at December 31, 2015
Minimum fixed charge coverage ratio	1.00:1.00	1.06:1.00
Minimum adjusted EBITDA	$10,000,000	$10,733,000
EBITDAR (mortgaged facilities)	$6,150,000	$10,400,000
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

Capitalized Lease Obligations
Upon acquisition of certain facilities, we assume certain leases, primarily related to equipment, that constitute capital leases. Additionally, the Company leases certain technology equipment that supports the clinical systems, including electronic medical records, at our nursing centers that constitute capital leases.
As a result of the lease agreements above, we have recorded the underlying lease assets and capitalized lease obligations of $0.6 million, $0.3 million, and $0.7 million as of December 31, 2015, 2014, and 2013, respectively. These lease agreements provide terms of three to five years.

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
Accounts receivable attributable to patient services of continuing operations totaled $52.0 million at December 31, 2015 compared to $47.3 million at December 31, 2014, representing approximately 45 days and 43 days revenue in accounts receivable, respectively. The increase in accounts receivable is due primarily to accounts associated with facilities still in the change in ownership process, which is addressed below. We have adjusted the days of revenue in the accounts receivable calculation to remove the impact of the receivables related to these change in ownerships.

Our accounts receivable at December 31, 2015 included approximately $4.3 million of accounts for newly leased facilities including: the two centers acquired in Kentucky and one in Kansas, for which we assumed operations in during 2015.  During the change of ownership process, we are required to hold these accounts while waiting for final Medicare and Medicaid approvals.  We expect these accounts to be collectible as soon as we are able to submit them for payment.
The allowance for bad debt was $8.2 million and $6.0 million at December 31, 2015 and 2014, respectively, which is commensurate with our overall revenue and receivables growth. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Inflation
Based on contract pricing for food and other supplies and recent market conditions, we expect cost increases in 2016 to be relatively the same or slightly lower than the increases in 2015. We expect salary and wage increases for our skilled health care providers to continue to be higher than average salary and wage increases, as is common in the healthcare industry.

Off-Balance Sheet Arrangements
We have eleven letters of credit outstanding totaling approximately $8.1 million as of December 31, 2015. Ten of these letters of credit serve as a security deposits for certain facility leases, while one was issued in conjunction with the initial funding of our wholly-owned captive insurance company. The letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. Forward-looking statements are predictive in nature and are frequently identified by the use of terms such as "may," "will," "should," "expect," "believe," "estimate," "intend," and similar words indicating possible future expectations, events or actions. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully operate the new nursing centers in Alabama, Kansas, Kentucky, Missouri, Ohio, and Indiana, our ability to increase census at our renovated centers, changes in governmental reimbursement, including the impact of the CMS final rule that has resulted in a reduction in Medicare reimbursement as of October 2012 and our ability to mitigate the impact of the revenue reduction, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to extend or replace our current credit facility, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of state or Federal False Claims Acts, laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPPA and laws governing reimbursement from government payors, impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our centers, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part I. Item 1A. Risk Factors” for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of December 31, 2015, we had outstanding borrowings of approximately $60.3 million, $39.1 million of which were subject to variable interest rates. In connection with our May 2013 financing agreement, we entered into an interest rate swap with respect to one half of the Amended Mortgage Loan to mitigate the floating interest rate risk of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $212,000 annually, representing the impact of increased or decreased interest expense on variable rate debt.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Diversicare, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2015. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015. Management reviewed the results of its assessment with our Audit Committee.
Changes in Internal Control over Financial Reporting
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our Directors, Executive Officers and Corporate Governance is incorporated herein by reference to our definitive proxy statement for our 2016 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning Executive Compensation is incorporated herein by reference to our definitive proxy statement for our 2016 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to our definitive proxy statement for our 2016 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning Certain Relationships and Related Transactions, and Director Independence is incorporated herein by reference to our definitive proxy statement for our 2016 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning the fees and services provided by our principal accountant is incorporated herein by reference to our definitive proxy statement for our 2016 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Financial statements and schedule for us and our subsidiaries required to be included in Part II, Item 8 are listed below.

Form 10-K Pages
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2015 and 2014	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2015, 2014 and 2013	F-3
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2015, 2014 and 2013	F-4
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2015, 2014 and 2013	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2015, 2014 and 2013	F-6
Notes to Consolidated Financial Statements as of December 31, 2015, 2014 and 2013	F-8 to F-35
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	S-1 to S-2

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
March 3, 2016

/s/ Kelly J. Gill
Kelly J. Gill
President and Chief Executive Officer
(Principal Executive Officer)
March 3, 2016

/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
March 3, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chad A. McCurdy	/s/ Robert Z. Hensley
Chad A. McCurdy	Robert Z. Hensley
Chairman of the Board and Director	Director
March 3, 2016	March 3, 2016

/s/ Wallace E. Olson	/s/ William C. O'Neil, Jr.
Wallace E. Olson	William C. O'Neil, Jr.
Director	Director
March 3, 2016	March 3, 2016

/s/ Kelly J. Gill	/s/ Richard M. Brame
Kelly J. Gill	Richard M. Brame
President and Chief Executive Officer	Director
Director	March 3, 2016
March 3, 2016

/s/ Robert A. McCabe, Jr.
Robert A. McCabe, Jr.
Director
March 3, 2016

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

Consolidated Financial Statements
For the Years Ended December 31, 2015, 2014 and 2013
Together with Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Diversicare Healthcare Services, Inc.
Brentwood, Tennessee

We have audited the accompanying consolidated balance sheets of Diversicare Healthcare Services, Inc. and subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversicare Healthcare Services, Inc. and subsidiaries at December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Nashville, Tennessee
March 3, 2016

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014

ASSETS	2015	2014	LIABILITIES AND SHAREHOLDERS' EQUITY	2015	2014

CURRENT ASSETS:			CURRENT LIABILITIES:
Cash and cash equivalents	$4,585,000	$3,818,000	Current portion of long-term debt and capitalized lease obligations	$6,603,000	$5,705,000
Receivables, less allowance for doubtful accounts of $8,180,000 and $6,044,000, respectively	43,819,000	41,272,000	Trade accounts payable	10,136,000	8,121,000
Other receivables	1,407,000	862,000	Current liabilities of discontinued operations	345,000	482,000
Prepaid expenses and other current assets	2,223,000	2,339,000	Accrued expenses:
Income tax refundable	347,000	559,000	Payroll and employee benefits	14,404,000	14,642,000
Current assets of discontinued operations	36,000	73,000	Self-insurance reserves, current portion	10,224,000	11,833,000
Deferred income taxes	7,999,000	7,016,000	Other current liabilities	5,652,000	6,359,000
Total current assets	60,416,000	55,939,000	Total current liabilities	47,364,000	47,142,000
			NONCURRENT LIABILITIES:
PROPERTY AND EQUIPMENT, at cost	114,383,000	98,869,000	Long-term debt and capitalized lease obligations, less current portion	54,264,000	42,559,000
Less accumulated depreciation and amortization	(62,110,000)	(55,014,000)	Self-insurance reserves, noncurrent portion	12,344,000	14,268,000
	52,273,000	43,855,000	Other noncurrent liabilities	10,812,000	13,366,000
			Total noncurrent liabilities	77,420,000	70,193,000
			COMMITMENTS AND CONTINGENCIES
OTHER ASSETS:			SHAREHOLDERS’ EQUITY:
Deferred income taxes	11,762,000	12,885,000	Common stock, authorized 20,000,000 shares, $.01 par value, 6,513,000 and 6,388,000 shares issued, and 6,281,000 and 6,156,000 shares outstanding, respectively	65,000	64,000
Deferred financing and other costs, net	1,349,000	1,692,000	Treasury stock at cost, 232,000 shares of common stock	(2,500,000)	(2,500,000)
Investment in unconsolidated affiliate	798,000	463,000	Paid-in capital	21,142,000	19,970,000
Other noncurrent assets	3,994,000	6,411,000	Retained earnings (accumulated deficit)	(5,053,000)	(5,285,000)
Acquired leasehold interest, net	7,459,000	7,844,000	Accumulated other comprehensive loss	(387,000)	(495,000)
Total other assets	25,362,000	29,295,000	Total shareholders’ equity	13,267,000	11,754,000
	$138,051,000	$129,089,000		$138,051,000	$129,089,000
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2015	2014	2013
PATIENT REVENUES, net	$387,595,000	$344,192,000	$260,221,000
EXPENSES:
Operating	311,035,000	275,605,000	213,064,000
Lease and rent expense	28,690,000	26,151,000	20,396,000
Professional liability	8,122,000	7,216,000	5,666,000
General and administrative	24,793,000	22,133,000	20,940,000
Depreciation and amortization	7,524,000	7,078,000	6,363,000
Restructuring	—	—	1,446,000
Total expenses	380,164,000	338,183,000	267,875,000
OPERATING INCOME (LOSS)	7,431,000	6,009,000	(7,654,000)
OTHER INCOME (EXPENSE):
Equity in net income (losses) of unconsolidated affiliate	339,000	(5,000)	(183,000)
Interest expense, net	(4,102,000)	(3,697,000)	(3,032,000)
Debt retirement costs	—	—	(320,000)
	(3,763,000)	(3,702,000)	(3,535,000)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,668,000	2,307,000	(11,189,000)
BENEFIT (PROVISION) FOR INCOME TAXES	(916,000)	(857,000)	4,196,000
INCOME (LOSS) FROM CONTINUING OPERATIONS	2,752,000	1,450,000	(6,993,000)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating loss, net of income tax provision (benefit) of $375,000, $(878,000) and $(863,000), respectively	(1,128,000)	(1,486,000)	(1,469,000)
Gain on disposal, net of income tax provision of $0, $2,802,000 and $0, respectively	—	4,744,000	—
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,128,000)	3,258,000	(1,469,000)
NET INCOME (LOSS)	1,624,000	4,708,000	(8,462,000)
Less: net (income) loss attributable to noncontrolling interests	—	25,000	(72,000)
NET INCOME (LOSS) ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	1,624,000	4,733,000	(8,534,000)
PREFERRED STOCK DIVIDENDS	—	(220,000)	(344,000)
NET INCOME (LOSS) FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS	$1,624,000	$4,513,000	$(8,878,000)
NET INCOME (LOSS) PER COMMON SHARE FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS:
Per common share – basic
Continuing operations	$0.45	$0.21	$(1.26)
Discontinued operations	(0.18)	0.54	(0.25)
	$0.27	$0.75	$(1.51)
Per common share – diluted
Continuing operations	$0.44	$0.20	$(1.26)
Discontinued operations	(0.18)	0.52	(0.25)
	$0.26	$0.72	$(1.51)
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.22	$0.22	$0.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,100,000	6,011,000	5,899,000
Diluted	6,315,000	6,197,000	5,899,000
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2015	2014	2013
NET INCOME (LOSS)	$1,624,000	$4,708,000	$(8,462,000)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge, net of tax	556,000	368,000	666,000
Less: reclassification adjustment for amounts recognized in net income	(448,000)	(294,000)	(315,000)
Total other comprehensive income	108,000	74,000	351,000
COMPREHENSIVE INCOME (LOSS)	1,732,000	4,782,000	(8,111,000)
Less: comprehensive (income) loss attributable to noncontrolling interest	—	25,000	(72,000)
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	$1,732,000	$4,807,000	$(8,183,000)
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Treasury Stock		Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Total Shareholders' Equity of Diversicare Healthcare Services, Inc.	Non- Controlling Interests	Total Shareholders' Equity
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2012	6,161,000	$62,000	232,000	$(2,500,000)	$18,757,000	$1,779,000	$(920,000)	$17,178,000	$1,573,000	$18,751,000
Net income (loss)	—	—	—	—	—	(8,534,000)	—	(8,534,000)	72,000	(8,462,000)
Preferred stock dividends	—	—	—	—	—	(344,000)	—	(344,000)	—	(344,000)
Common stock dividends declared	—	—	—	—	35,000	(1,336,000)	—	(1,301,000)	—	(1,301,000)
Issuance/redemption of equity grants, net	146,000	1,000	—	—	21,000	—	—	22,000	—	22,000
Interest rate cash flow hedge	—	—	—	—	—	—	351,000	351,000	—	351,000
Tax impact of equity grant exercises	—	—	—	—	(20,000)	—	—	(20,000)	—	(20,000)
Consolidation of non-controlling interests of variable interest entity	—	—	—	—	—	—	—	—	(208,000)	(208,000)
Stock based compensation	—	—	—	—	777,000	—	—	777,000	—	777,000

BALANCE, DECEMBER 31, 2013	6,307,000	63,000	232,000	(2,500,000)	19,570,000	(8,435,000)	(569,000)	8,129,000	1,437,000	9,566,000
Net income (loss)	—	—	—	—	—	4,733,000	—	4,733,000	(25,000)	4,708,000
Preferred stock dividends	—	—	—	—	—	(220,000)	—	(220,000)	—	(220,000)
Common stock dividends declared	—	—	—	—	41,000	(1,363,000)	—	(1,322,000)	—	(1,322,000)
Issuance/redemption of equity grants, net	81,000	1,000	—	—	(49,000)	—	—	(48,000)	—	(48,000)
Interest rate cash flow hedge	—	—	—	—	—	—	74,000	74,000	—	74,000
Tax impact of equity grant exercises	—	—	—	—	(10,000)	—	—	(10,000)	—	(10,000)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	—	(1,412,000)	(1,412,000)
Stock based compensation	—	—	—	—	418,000	—	—	418,000	—	418,000

BALANCE, DECEMBER 31, 2014	6,388,000	64,000	232,000	(2,500,000)	19,970,000	(5,285,000)	(495,000)	11,754,000	—	11,754,000
Net income (loss)	—	—	—	—	—	1,624,000	—	1,624,000	—	1,624,000
Common stock dividends declared	—	—	—	—	45,000	(1,392,000)	—	(1,347,000)	—	(1,347,000)
Issuance/redemption of equity grants, net	125,000	1,000	—	—	78,000	—	—	79,000	—	79,000
Interest rate cash flow hedge	—	—	—	—	—	—	108,000	108,000	—	108,000
Tax impact of equity grant exercises	—	—	—	—	62,000	—	—	62,000	—	62,000
Stock based compensation	—	—	—	—	987,000	—	—	987,000	—	987,000

BALANCE, DECEMBER 31, 2015	6,513,000	$65,000	232,000	$(2,500,000)	$21,142,000	$(5,053,000)	$(387,000)	$13,267,000	$—	$13,267,000
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,624,000	$4,708,000	$(8,462,000)
Discontinued operations	(1,128,000)	3,258,000	(1,469,000)
Income (loss) from continuing operations	2,752,000	1,450,000	(6,993,000)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	7,524,000	7,078,000	6,363,000
Provision for doubtful accounts	7,507,000	5,710,000	4,068,000
Deferred income tax provision (benefit)	(1,222,000)	837,000	(4,148,000)
Provision for self-insured professional liability, net of cash payments	3,200,000	1,173,000	384,000
Stock based compensation	1,152,000	580,000	950,000
Debt retirement costs	—	—	320,000
Provision for leases net of cash payments	(1,749,000)	(1,180,000)	(631,000)
Equity in net income of unconsolidated affiliate	(335,000)	—	(67,000)
Other	396,000	316,000	224,000
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(9,883,000)	(14,592,000)	(13,873,000)
Prepaid expenses and other assets	(60,000)	(184,000)	837,000
Trade accounts payable and accrued expenses	1,009,000	4,771,000	6,231,000
Net cash provided by (used in) continuing operations	10,291,000	5,959,000	(6,335,000)
Net cash provided by (used in) discontinued operations	(7,014,000)	(2,978,000)	5,108,000
Net cash provided by (used in) operating activities	3,277,000	2,981,000	(1,227,000)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,646,000)	(5,494,000)	(5,351,000)
Acquisition of property and equipment through business combination	(10,900,000)	—	(14,742,000)
Proceeds from sale of discontinued operations	—	17,124,000	—
Change in restricted cash	2,489,000	31,000	(3,303,000)
Deposits and other deferred balances	(9,000)	(64,000)	—
Net cash provided by (used in) continuing operations	(13,066,000)	11,597,000	(23,396,000)
Net cash provided by (used in) discontinued operations	—	(61,000)	1,785,000
Net cash provided by (used in) investing activities	(13,066,000)	11,536,000	(21,611,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(15,342,000)	(21,645,000)	(30,183,000)
Proceeds from issuance of debt and sale leaseback transaction	27,945,000	21,808,000	54,500,000
Financing costs	(160,000)	(195,000)	(1,341,000)
Issuance and redemption of employee equity awards	79,000	(47,000)	22,000
Redemption of preferred stock	—	(4,918,000)	—
Payment of common stock dividends	(1,347,000)	(1,322,000)	(972,000)
Payment of preferred stock dividends	—	(220,000)	(344,000)
Deconsolidation of noncontrolling interests, net of income taxes	—	(1,385,000)	(208,000)
Payment for preferred stock restructuring	(619,000)	(600,000)	(581,000)
Net cash provided by (used in) continuing operations	10,556,000	(8,524,000)	20,893,000
Net cash provided by (used in) discontinued operations	—	(5,956,000)	(202,000)
Net cash provided by (used in) financing activities	10,556,000	(14,480,000)	20,691,000

(Continued)

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended December 31,
	2015	2014	2013
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$767,000	$37,000	$(2,147,000)
CASH AND CASH EQUIVALENTS, beginning of period	3,818,000	3,781,000	5,928,000
CASH AND CASH EQUIVALENTS, end of period	$4,585,000	$3,818,000	$3,781,000
SUPPLEMENTAL INFORMATION:
Cash payments of interest, net of amounts capitalized	$3,629,000	$3,324,000	$2,637,000
Cash payments of income taxes	$205,000	$84,000	$88,000
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015, 2014, and 2013

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
As of December 31, 2015, our continuing operations consist of 55 nursing centers with 6,060 licensed nursing beds. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted living beds. Our continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Missouri, Ohio, Tennessee, and Texas.
Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the financial position, operations and accounts of Diversicare and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. Any variable interest entities (“VIEs”) in which the Company has an interest are consolidated when the Company identifies that it is the primary beneficiary. The Company had one variable interest entity through 2014 and it related to a nursing center in West Virginia described in Note 7, "Variable Interest Entity".
The investment in unconsolidated affiliate reflected on the consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns a 50% interest. The joint venture partnership is accounted for using the equity method. An equity method investment is the Company’s investment in an entity over which the Company lacks control, but otherwise has the ability to exercise significant influence over operating and financial policies. The Company’s share of the profits and losses from this investment are reported in equity in earnings of unconsolidated affiliate in the accompanying consolidated statement of operations. The Company monitors this investment for other-than-temporary impairment by considering factors such as current economic and market conditions and the operating performance of the joint venture and will record reductions in carrying value when or if necessary. Under the equity method, the investment, originally recorded at cost, is adjusted to recognize the Company’s share of the net earnings or losses of the affiliate as they occur. The investment in unconsolidated affiliate balance relates to this partnership and was $798,000 at December 31, 2015 and $463,000 at December 31, 2014.
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
Revenue Recognition
The fees charged by the Company to patients in its nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Rates under federal and state-funded programs are determined prospectively for each facility and may be based on the acuity of the care and services provided. These rates may be based on facility's actual costs subject to program ceilings and other limitations or on established rates based on acuity and services provided as determined by the federal and state-funded programs. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors which may result in retroactive adjustments. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. During the years ended December 31, 2015, 2014 and 2013, the Company recorded $(141,000), $(298,000) and $(141,000) of net favorable (unfavorable) estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2015, 2014 and 2013, respectively.

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
The Company includes the provision for doubtful accounts in operating expenses in its Consolidated Statements of Operations. The provisions for doubtful accounts of continuing operations were $7,507,000, $5,710,000, and $4,068,000 for 2015, 2014 and 2013, respectively. The provision for doubtful accounts of continuing operations was 1.9%, 1.7%, and 1.6% of net revenue during 2015, 2014, and 2013, respectively.
Lease Expense
As of December 31, 2015, the Company operates 40 nursing centers under operating leases, including 36 owned by Omega and four owned by other parties. The Company's operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. The Company's Omega leases require the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis recognized over the term of the related leases and the difference between the amounts recorded for rent expense as compared to rent payments as an accrued liability.
See Note 2, "Business Development", Note 3, "Discontinued Operations", and Note 11, "Commitments and Contingencies" for a discussion regarding the Company's Master Lease with Omega, the termination of leases for certain facilities, and the addition of certain leased facilities.
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

Deferred Financing and Other Costs
The Company records deferred financing and lease costs for direct and incremental expenditures related to entering into or amending debt and lease agreements. These expenditures include lenders and attorneys fees. Financing costs are amortized using the effective interest method over the term of the related debt. The amortization is reflected as interest expense in the accompanying consolidated statements of operations. Deferred lease costs are amortized on a straight-line basis over the term of the related leases. See Note 6, "Long-term Debt, Interest Rate Swap and Capitalized Lease Obligations" for further discussion.
Acquired Leasehold Interest
The Company has recorded an acquired leasehold interest intangible asset related to an acquisition completed during 2007. The intangible asset is accounted for in accordance with the FASB's guidance on goodwill and other intangible assets, and is amortized on a straight-line basis over the remaining life of the acquired lease, including renewal periods, the original period of which is approximately 28 years from the date of acquisition. The lease terms for the seven centers this intangible relates to provide for an initial term and renewal periods at the Company's option through May 31, 2035. As the renewal periods of the acquired leased facilities are solely based on the Company's option, it is expected that costs (if any) to renew the lease through its current amortization period would be nominal and the decision to continue to lease the acquired facilities lies solely within the Company's intent to continue to operate the seven facilities. Any renewal costs would be included in deferred lease costs and amortized over the renewal period. Amortization expense of approximately $384,000 related to this intangible asset was recorded during each of the years ended December 31, 2015, 2014 and 2013, respectively.
The carrying value of the acquired leasehold interest intangible and the accumulated amortization are as follows:

	December 31,
	2015	2014
Intangible assets	$10,652,000	$10,652,000
Accumulated amortization	(3,193,000)	(2,808,000)
Net intangible assets	$7,459,000	$7,844,000
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
The expected amortization expense for the acquired leasehold interest intangible asset is as follows:

2016	$384,000
2017	384,000
2018	384,000
2019	384,000
2020	384,000
Thereafter	5,539,000
$7,459,000
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

Where the Company believes that a tax position is supportable for income tax purposes, the item is included in its income tax returns. Where treatment of a position is uncertain, liabilities are recorded based upon the Company’s evaluation of the “more likely than not” outcome considering the technical merits of the position. While the judgments and estimates made by the Company are based on management’s evaluation of the technical merits of a matter, historical experience and other assumptions that management believes are appropriate and reasonable under current circumstances, actual resolution of these matters may differ from recorded estimated amounts, resulting in charges or credits that could materially affect future financial statements. See Note 10, "Income Taxes" for additional information related to the provision for income taxes.
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
As further discussed in Note 6, "Long-term Debt, Interest Rate Swap and Capitalized Lease Obligations", in conjunction with the debt agreements entered into in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company's balance sheets.
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
The following table presents by level, within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of December 31, 2015 and 2014:

December 31, 2015	Fair Value Measurements - Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(625,000)	$—	$(625,000)	$—

December 31, 2014	Fair Value Measurements - Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(798,000)	$—	$(798,000)	$—
The change in fair value of the Company's cash flow hedge is detailed in the Company's Consolidated Statements of Comprehensive Income (Loss).
Net Income (Loss) per Common Share
The Company follows the FASB's guidance on Earnings Per Share for the financial reporting of net income (loss) per common share. Basic earnings per common share excludes dilution and restricted shares and is computed by dividing income available to common shareholders by the weighted-average number of common shares, excluding restricted shares, outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company. See Note 9, "Net Income (Loss) per Common Share" for additional disclosures about the Company's Net Income (Loss) per Common Share.

Stock Based Compensation
The Company follows the FASB's guidance on Stock Compensation to account for share-based payments granted to employees and recorded non-cash stock based compensation expense of $1,152,000, $580,000 and $950,000 during the years ended December 31, 2015, 2014 and 2013, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. See Note 8, "Shareholders' Equity, Stock Plans and Preferred Stock" for additional disclosures about the Company's stock based compensation plans.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. The new standard is effective for the Company on January 1, 2018. Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Company is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.
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
In November 2015, the FASB issued ASU No. 2015-17, “Balance Sheet Classification of Deferred Taxes,” which changes how deferred taxes are classified on our balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. Upon adoption, the Company anticipates reclassifying deferred income taxes of approximately $7,999,000 from current to non-current assets.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

Reclassifications
As discussed in Note 3, "Discontinued Operations" the consolidated financial statements of the Company have been retroactively reclassified for all periods presented to reflect as discontinued operations certain divestitures and lease terminations.

2. BUSINESS DEVELOPMENT
Center Acquisitions
On February 1, 2015, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Barren County Health Care Center, Inc. to acquire certain land, improvements, furniture, fixtures and equipment, personal property and intangible property, together comprising a 94-bed skilled nursing center in Glasgow, Kentucky, for an aggregate purchase price of $7,000,000, partially financed through a $5,000,000 mortgage loan with The PrivateBank with the balance paid in cash consideration.
As a result of this business combination transaction, the Company allocated the purchase price of $7,000,000 based on the fair value of the acquired net assets. The allocation of the purchase price was determined with the assistance of HealthTrust LLC, a third-party real estate valuation firm. The allocation for the net assets acquired is as follows:

February 1, 2015
Purchase Price	$7,000,000

Land	672,000
Buildings	5,778,000
Furniture, Fixtures, and Equipment	550,000
$7,000,000

On November 1, 2015, the Company entered into an Asset Purchase Agreement with Haws Fulton Investors, LLC to acquire certain land, improvements, furniture, fixtures and equipment, personal property and intangible property, together comprising a 60-bed skilled nursing center in Fulton, Kentucky, for an aggregate purchase price of $3,900,000 financed temporarily through a draw on the Company's revolving credit facility, in anticipation of the Company's refinancing of the Mortgage Loan in February 2016 as disclosed in Note 12, "Subsequent Event".
As a result of this business combination transaction, the Company allocated the purchase price of $3,900,000 based on the fair value of the acquired net assets. The allocation for the net assets acquired is as follows:

November 1, 2015
Purchase Price	$3,900,000

Land	300,000
Buildings	3,338,000
Furniture, Fixtures, and Equipment	262,000
$3,900,000
Lease Agreements
During the years ended December 31, 2015 and 2014, the Company completed transactions to assume the operations of one and eight facilities, respectively, through the assumption of long-term operating leases. The transactions during these periods are as follows:

•
On February 1, 2015, the Company assumed operations of a 85-bed skilled nursing facility in Hutchinson, Kansas. This facility has an initial lease term of 10 years, and includes an option to purchase exercisable after the first year of operations. The center was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement.

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
The transaction resulted in a gain on the disposition of Rose Terrace which, along with the results of operations for these nursing facilities, is presented within Discontinued Operations on the Consolidated Statements of Operations. The pretax gain on the transaction was $7,522,000. The tax expense associated with the gain was $2,793,000 for which the Company applied net operating loss carryforwards from our deferred tax assets to substantially offset and minimize the cash outlay for this transaction.
These centers contributed revenues of $0, $10,961,000, and $21,698,000 and net income (loss) of $(225,000), $(26,000), and $1,516,000 during the years ended December 31, 2015, 2014, and 2013, respectively.  The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations.
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

As a result of this transaction, the Company has reclassified the operations of these centers as discontinued operations for all periods presented in the accompanying consolidated financial statements. These centers contributed revenues of $0, $0, and $40,151,000 during the years ended December 31, 2015, 2014, and 2013, respectively. Further, these centers contributed net losses of $838,000, $1,111,000 and $2,865,000 during the years ended December 31, 2015, 2014 and 2013, respectively. The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations. In addition to the expenses associated with the discontinued operations, the Company also incurred $1,446,000 in restructuring expenses in 2013 that represent corporate expenses and exit costs associated with the Arkansas lease termination, but not classified as discontinued operations.
A summary of the discontinued operations for the periods presented is as follows:

	December 31,
	2015	2014	2013
Net revenues	$—	$10,961,000	$61,849,000
Operating expenses	(1,503,000)	(13,325,000)	(64,312,000)
Gain from disposal of assets	—	7,546,000	—
Income (loss) from discontinued operations	(1,503,000)	5,182,000	(2,463,000)
Benefit (provision) for income taxes	375,000	(1,924,000)	994,000
Income (loss) from discontinued operations, net of tax	$(1,128,000)	$3,258,000	$(1,469,000)

4. RECEIVABLES
Receivables, before the allowance for doubtful accounts, consist of the following components:

	December 31,
	2015	2014

Medicare	$14,415,000	$16,312,000
Medicaid and other non-federal government programs	20,133,000	14,710,000
Other patient and resident receivables	17,451,000	16,294,000
	$51,999,000	$47,316,000
Other receivables and advances	$1,407,000	$862,000
The other receivables and advances balance are composed of $938,000 and $588,000 related to renovation projects to be funded by Omega at December 31, 2015 and 2014, respectively. See Note 11, "Commitments and Contingencies" for additional discussion of these receivables and leased facility construction projects.
Our accounts receivable at December 31, 2015, included approximately $4.3 million of accounts that had not yet been billed as a result of the change of ownership process. The unbilled receivables are primarily attributable for the newly purchased centers in Glasgow, Kentucky and Fulton, Kentucky, as well as the newly leased facility in Hutchinson, Kansas. These three facilities have approximately $3.2 million of unbilled receivables as of December 31, 2015. During the change of ownership process, we are required to hold these accounts while waiting for final Medicare and Medicaid approvals.  We expect these accounts to be collectible as soon as we are able to submit them for payment.
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

5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2015	2014

Land	$4,859,000	$3,857,000
Buildings and leasehold improvements	76,025,000	64,446,000
Furniture, fixtures and equipment	33,499,000	30,566,000
	114,383,000	98,869,000
Less: accumulated depreciation	(62,110,000)	(55,014,000)
Net property and equipment	$52,273,000	$43,855,000

As discussed further in Note 6, "Long-term Debt, Interest Rate Swap and Capitalized Lease Obligations" the property and equipment of certain skilled nursing centers are pledged as collateral for mortgage debt obligations. In addition, the Company has assets recorded as capital leased assets purchased through capitalized lease obligations. The Company capitalizes leasehold improvements which will revert back to the lessor of the property at the expiration or termination of the lease, and depreciates these improvements over the shorter of the remaining lease term or the assets' estimated useful lives.

6. LONG-TERM DEBT, INTEREST RATE SWAP AND CAPITALIZED LEASE OBLIGATIONS
Long-term debt consists of the following:

	December 31,
	2015	2014
Mortgage loan with a syndicate of banks; issued in March 2011, amended May 2013; payable monthly, interest at 4.5% above LIBOR, a portion of which is fixed at 6.87% based on the interest rate swap described below.	$42,401,000	$43,441,000
Revolving credit facility borrowings payable to a bank; entered into in March 2010; amended in March 2011 and further amended May 2013 and March 2014; secured by receivables of the Company; interest at 4.5% above LIBOR.	12,900,000	4,500,000
Mortgage loan with The PrivateBank, issued in February 2015, interest-only loan, and a variable interest rate based on LIBOR, with a minimum base rate of 4.75%.	5,000,000	—
	60,301,000	47,941,000
Less current portion	(6,276,000)	(5,539,000)
	$54,025,000	$42,402,000
As of December 31, 2015, the Company's weighted average interest rate on long-term debt, including the impact of the interest rate swap, was approximately 5.17%.
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

Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $45,000,000 with a five-year maturity through April 30, 2018, and a $20,000,000 Amended Revolver through April 30, 2018. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.5%. A portion of the Amended Mortgage Loan is effectively fixed at 6.87% pursuant to an interest rate swap with an amortizing notional amount that was $21,200,500 as of December 31, 2015. As of December 31, 2015, the interest rate related to the Amended Mortgage Loan was 4.8%. The Amended Mortgage Loan is secured by 13 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.5% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
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
As of December 31, 2015, the Company had $12,900,000 in borrowings outstanding under the Amended Revolver compared to $4,500,000 outstanding as of December 31, 2014. The outstanding borrowings on the Amended Revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has 11 letters of credit with a total value of $8,106,000 outstanding as of December 31, 2015. Considering the balance of eligible accounts receivable, the letter of credit, the amounts outstanding under the Amended Revolver and the maximum loan amount of $27,500,000, the balance available for borrowing under the Amended Revolver is $4,509,086 at December 31, 2015.
Effective March 27, 2014, the Company executed its purchase option to acquire all assets associated with the Rose Terrace nursing center in Culloden, West Virginia from Milton Holdings, LLC which was considered a variable interest entity ("VIE") by the Company and was consolidated prior to the date of this transaction. See Note 7, "Variable Interest Entity" for further information on the VIE considerations. In conjunction with the purchase of the assets, the Company entered into an interest-only $8,000,000 term loan ("Rose Terrace Note") with a maturity date of March 27, 2015. The short-term nature and interest-only structure of the Rose Terrace Note reflected the Company's intent to sell the property and transfer operations to an unrelated third-party operator as further disclosed in Note 3, "Discontinued Operations". This transaction closed on July 1, 2014, at which time the Rose Terrace Note was paid in full.
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
The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. The Company is in compliance with all such covenants at December 31, 2015.
In connection with the Company's 2015 and 2014 financing agreements, the Company recorded the following deferred loan costs related the new financing agreements:

	2015	2014
Deferred financing costs capitalized	$160,000	$195,000

Scheduled principal payments of long-term debt are as follows:

2016	$6,276,000
2017	1,357,000
2018	1,392,000
2019	1,401,000
2020	$1,411,000
Thereafter	$48,464,000
Total	$60,301,000
Interest Rate Swap Cash Flow Hedge
As part of the debt agreements entered into in March 2011, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company entered into the interest rate swap agreement to mitigate the variable interest rate risk on its outstanding mortgage borrowings. The Company designated its interest rate swap as a cash flow hedge and the effective portion of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the aforementioned amendment to the Credit Agreement that occurred in May 2013, the Company retained the previously agreed upon interest rate swap modifying the terms of the swap to reflect the amended Credit Agreement. The Company redesignated the interest rate swap as a cash flow hedge. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and has an amortizing notional amount that was $21,200,500 as of December 31, 2015. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 6.87% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amounts. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company's balance sheets.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis and at December 31, 2015, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $625,000 at December 31, 2015. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company's consolidated balance sheet. The balance of accumulated other comprehensive loss at December 31, 2015, is $388,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $237,000. As the Company's interest rate swap is not traded on a market exchange, the fair value is determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The fair value of the Company's interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB's guidance on Fair Value Measurements and Disclosures.
Capitalized Lease Obligations
During 2011, the Company entered into a series of lease agreements to finance the purchase of certain equipment primarily for the implementation of Electronic Medical Records (“EMR”) in its nursing centers. Additionally, upon acquisition of certain facilities, we assumed certain leases, primarily related to equipment, that constitute capital leases. As a result, we have recorded the underlying lease assets and capitalized lease obligations of $566,000 and $324,000 as of December 31, 2015 and 2014, respectively. These lease agreements provide three to five year terms.
Scheduled payments of the capitalized lease obligations are as follows:

2016	$349,000
2017	198,000
2018	49,000
Total	596,000
Amounts related to interest	(30,000)
Principal payments on capitalized lease obligation	$566,000

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
Prior to the exercise of the purchase option, the Company had determined it was the primary beneficiary of the variable interest entity ("VIE") that developed the Rose Terrace nursing center based on the ownership of the Certificate of Need, the fixed price purchase option described above, the Company’s ability to direct the activities that most significantly impact the economic performance of the VIE, and the right to receive potentially significant benefits from the VIE. Accordingly, as the primary beneficiary, the Company consolidated the balance sheet and results of operations of the VIE for periods prior to the exercise of the purchase option. However, after the exercise of the purchase option, the previous owners paid the outstanding debt related to the entity in full. Subsequently, as further disclosed in Note 3, "Discontinued Operations" the Company sold the Rose Terrace facility and all assets associated with the facility. As a result of these events, the real estate development entity is no longer considered a VIE.
The following table summarizes the accounts and amounts included in the Company’s Consolidated Balance Sheet that are associated with the real estate developer’s interests in the VIE. As a result of the aforementioned transaction, no balances exist as of December 31, 2015.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Beginning non-controlling interests	$—	$1,437,000
Comprehensive loss attributable to non-controlling interests	—	(25,000)
Deconsolidation of/distributions to non-controlling interest owners	—	(1,412,000)
Ending non-controlling interests	$—	$—

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

Equity Grants and Valuations
During 2015 and 2014, the Compensation Committee of the Board of Directors approved grants totaling approximately 74,000 and 68,000, respectively, shares of restricted common stock to certain employees and members of the Board of Directors. These restricted shares vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.
The Company recorded non-cash stock-based compensation expense from continuing operations for equity grants and RSU's issued under the Plans of $1,152,000, $580,000, and $950,000 during the years ended December 31, 2015, 2014, and 2013, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. As of December 31, 2015, there was $601,000 in unrecognized compensation costs related to stock-based compensation to be recognized over the applicable remaining vesting periods. The Company estimated the total recognized and unrecognized compensation for all options and SOSARs using the Black-Scholes-Merton equity grant valuation model. Restricted stock awards are valued using an intrinsic valuation method based on the market price on the grant date.
The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model:

	Year Ended December 31,
	2015	2014	2013
Expected volatility (range)	44%-49%	N/A(1)	N/A(1)
Risk free interest rate (range)	1.52%-1.87%	N/A(1)	N/A(1)
Expected dividends	2.15%	N/A(1)	N/A(1)
Weighted average expected term (years)	6	N/A(1)	N/A(1)
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

The table below describes the resulting weighted average grant date fair values calculated as well as the intrinsic value of options exercised under the Company's equity awards during each of the following years:

	Year Ended December 31,
	2015	2014(1)	2013(1)
Weighted average grant date fair value	3.78	$—	$—
Total intrinsic value of exercises	$249,000	$126,000	$53,000
___________

(1)
The Company did not issue any options or other equity grants that would require application of the Black-Scholes-Merton equity grant valuation model during the years ended December 31, 2014 and 2013. All equity grants during these periods were restricted common shares which are valued using an intrinsic valuation method based on market price.

The following table summarizes information regarding stock options and SOSAR grants outstanding as of December 31, 2015:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$10.21 to $11.59	$10.88	62,000	$—	52,000	$—
$2.37 to $6.21	$5.54	170,000	444,000	170,000	444,000
		232,000		222,000

As of December 31, 2015, the outstanding equity grants have a weighted average remaining life of 4.93 years and those outstanding equity grants that are exercisable have a weighted average remaining life of 4.60 years. During the year ended December 31, 2015, approximately 52,000 stock option and SOSAR grants were exercised under these plans. A portion of the equity grants exercised were net settled. The net proceeds from equity grants exercised in 2015 was $79,000.

Summarized activity of the equity compensation plans is presented below:

		Weighted
	SOSARs/	Average
	Options	Exercise Price
Outstanding, December 31, 2014	271,000	$6.67
Granted	15,000	10.21
Exercised	(52,000)	6.35
Expired or cancelled	(2,000)	6.64
Outstanding, December 31, 2015	232,000	$6.97

Exercisable, December 31, 2015	222,000	$6.83

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2014	130,000	$5.45
Granted	74,000	12.31
Dividend Equivalents	3,000	10.81
Vested	(63,000)	5.50
Cancelled	(3,000)	8.93
Outstanding December 31, 2015	141,000	$9.07

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2014	46,000	$5.36
Granted	36,000	12.31
Dividend Equivalents	1,000	10.75
Vested	(21,000)	5.09
Cancelled	—	—
Outstanding December 31, 2015	62,000	$9.58

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
At the time of the Restructuring Agreement, the Series B Preferred Stock had a recorded value (including accrued dividends) of approximately $4,918,000 and was convertible into approximately 792,000 shares of common stock. The Company issued 5,000 shares of a new Series C Redeemable Preferred Stock (“Series C Preferred Stock”) to Omega in exchange for the 393,658 shares of Series B Preferred Stock held by Omega. The Series C Preferred Stock had a stated value of approximately $4,918,000 and an annual dividend rate of 7% of its stated value payable quarterly in cash. The Series C Preferred Stock was not convertible, but was redeemable at its stated value at Omega's option since September 30, 2010, and since September 30, 2007, was redeemable at its stated value at the Company's option.
In connection with the termination of the conversion feature, the Company agreed to pay Omega an additional $687,000 per year under the Lease Amendment. The additional annual payments of $687,000 were discounted over the twelve year term of the renewal to arrive at a net present value of $6,701,000, the preferred stock premium. The Company recorded the fair value of the elimination of the conversion feature as a reduction in Paid In Capital with an offsetting increase to record a premium on the Series C Preferred Stock. As a result, the Series C Preferred Stock was initially recorded at a total value of $11,619,000, equal to the stated value of the Series B Preferred Stock, $4,918,000, plus the value of the conversion feature, $6,701,000 which was fully amortized in 2010. The stated value of the preferred stock was classified as temporary equity and the additional obligation was classified as a noncurrent in the accompanying consolidated balance sheet. As the related cash payments were made, the preferred stock premium was reduced and interest expense was recorded.
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

Series C Preferred Stock
	2015	2014	2013
Balance at the beginning of the period	$—	$4,918,000	$4,918,000
Redemption of preferred stock	—	(4,918,000)	—
Balance at the end of the period	$—	$—	$4,918,000

9.	NET INCOME (LOSS) PER COMMON SHARE
Information with respect to the calculation of basic and diluted net income (loss) per common share is presented below:

	Years Ended December 31,
	2015	2014	2013
Numerator: Income (loss) attributable to Diversicare Healthcare Services, Inc. common shareholders:
Income (loss) from continuing operations	$2,752,000	$1,450,000	$(6,993,000)
Less: net (income) loss attributable to noncontrolling interests	—	25,000	(72,000)
Income (loss) from continuing operations attributable to Diversicare Healthcare Services, Inc.	2,752,000	1,475,000	(7,065,000)
Preferred stock dividends	—	(220,000)	(344,000)
Income (loss) from continuing operations attributable to Diversicare Healthcare Services, Inc. common shareholders	2,752,000	1,255,000	(7,409,000)
Income (loss) from discontinued operations, net of income taxes	(1,128,000)	3,258,000	(1,469,000)
Net income (loss) attributable to Diversicare Healthcare Services, Inc. common shareholders	$1,624,000	$4,513,000	$(8,878,000)

Denominator: Basic Weighted Average Common Shares Outstanding:	6,100,000	6,011,000	5,899,000

Basic net income per common share
Income (loss) from continuing operations	$0.45	$0.21	$(1.26)
Income (loss) from discontinued operations
Operating loss, net of taxes	(0.18)	(0.25)	(0.25)
Gain on disposal, net of taxes	—	0.79	—
Discontinued operations, net of taxes	(0.18)	0.54	(0.25)
Basic net income (loss) per common share	$0.27	$0.75	$(1.51)

	2015	2014	2013
Numerator: Income (loss) from continuing operations attributable to Diversicare Healthcare Services, Inc. common shareholders	2,752,000	1,255,000	(7,409,000)
Income (loss) from discontinued operations, net of income taxes	(1,128,000)	3,258,000	(1,469,000)
Net income (loss) attributable to Diversicare Healthcare Services, Inc. common shareholders	$1,624,000	$4,513,000	$(8,878,000)

Basic weighted average common shares outstanding	6,100,000	6,011,000	5,899,000
Incremental shares from assumed exercise of options, SOSARS and Restricted Stock Units	215,000	186,000	—
Denominator: Diluted Weighted Average Common Shares Outstanding:	6,315,000	6,197,000	5,899,000

Diluted net income per common share
Income (loss) from continuing operations	$0.44	$0.20	$(1.26)
Income (loss) from discontinued operations
Operating loss, net of taxes	(0.18)	(0.25)	(0.25)
Gain on disposal, net of taxes	—	0.77	—
Discontinued operations, net of taxes	(0.18)	0.52	(0.25)
Diluted net income (loss) per common share	$0.26	$0.72	$(1.51)

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

The following table reflects the weighted average outstanding SOSARs and Options that were excluded from the computation of diluted earnings per share, as they would have been anti-dilutive:

	2015	2014	2013
SOSARs/Options Excluded	62,000	57,000	310,000
The weighted average common shares for basic and diluted earnings for common shares was the same due to the losses in 2013.

10. INCOME TAXES

Overview
For the years ended December 31, 2015 and 2014, the Company recorded a provision for income taxes from continuing operations of $916,000 and $857,000, respectively, compared to a benefit of $4,196,000 in 2013. The provision (benefit) for income taxes of continuing operations is composed of the following components:

	Year Ended December 31,
	2015	2014	2013
Current provision (benefit) :
Federal	$1,191,000	$10,000	$(77,000)
State	947,000	10,000	29,000
	2,138,000	20,000	(48,000)
Deferred provision (benefit):
Federal	(783,000)	798,000	(4,402,000)
State	(439,000)	39,000	254,000
	(1,222,000)	837,000	(4,148,000)
Provision (benefit) for income taxes of continuing operations
	$916,000	$857,000	$(4,196,000)

A reconciliation of taxes computed at statutory income tax rates on income (loss) from continuing operations is as follows:

	Year Ended December 31,
	2015	2014	2013
Provision (benefit) for federal income taxes at statutory rates	$1,247,000	$784,000	$(3,804,000)
Provision (benefit) for state income taxes, net of federal benefit	688,000	76,000	(187,000)
Valuation allowance changes affecting the provision for income taxes	(534,000)	(66,000)	371,000
Employment tax credits	(1,249,000)	(169,000)	(930,000)
Nondeductible expenses	862,000	123,000	276,000
Stock based compensation expense	(105,000)	3,000	8,000
Other	7,000	106,000	70,000
Provision (benefit) for income taxes of continuing operations	$916,000	$857,000	$(4,196,000)

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

	December 31,
	2015	2014
Current deferred tax assets:
Credit carryforwards	$—	$365,000
Allowance for doubtful accounts	3,049,000	2,277,000
Accrued liabilities	5,895,000	5,386,000
	8,944,000	8,028,000
Less valuation allowance	(319,000)	(408,000)
	8,625,000	7,620,000
Current deferred tax liabilities:
Prepaid expenses	(626,000)	(604,000)
	$7,999,000	$7,016,000

	December 31,
	2015	2014
Noncurrent deferred tax assets:
Net operating loss and other carryforwards	$1,040,000	$1,174,000
Credit carryforwards	2,612,000	2,030,000
Deferred lease costs	167,000	230,000
Depreciation	1,184,000	355,000
Tax goodwill and intangibles	(1,172,000)	(978,000)
Stock-based compensation	534,000	643,000
Accrued rent	3,055,000	3,786,000
Kentucky and Kansas acquisition costs	113,000	118,000
Impairment of long-lived assets	267,000	271,000
Interest rate swap	237,000	303,000
Noncurrent self-insurance liabilities	4,185,000	5,639,000
	12,222,000	13,571,000
Less valuation allowance	(460,000)	(686,000)
	$11,762,000	$12,885,000

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
When assessing all available evidence, we consider the weight of the evidence, both positive and negative, based on the objectivity of the underlying evidence and the extent to which it can be verified. For the three-year period ended December 31, 2015, the Company has a cumulative pre-tax loss from continuing operations of $5,214,000, which was partially offset by $3,668,000 of income attributable to the year ended December 31, 2015. Additionally, the Company recognized governmental and regulatory changes have put downward revenue pressure on the long-term care industry as a piece of negative evidence in our analysis. As a result of this negative evidence, the Company performed a thorough assessment of the available positive and negative evidence in order to ascertain whether it is more-likely-than-not that in future periods the Company will generate sufficient pre-tax income to utilize all of our federal deferred tax assets and our net operating loss and other carryforwards and credits. State deferred tax assets are considered for valuation separately and on a state-by-state basis.
The Company also identified several pieces of objective positive evidence which were considered and weighed in the analysis performed regarding the valuation of deferred tax assets, including, but not limited to the improvement in financial performance for the year ended December 31, 2015, the degree to which nonrecurring expenses caused the last three year cumulative pre-tax loss, the expected accretive strategic acquisitions completed by us during the three-year period, corporate and regional restructuring expected to reduce costs while maintaining revenue levels, the long-term expiration dates of a majority of the net operating losses and credits, our history of not having carryforwards or credits expire unutilized, and the completed divestiture of the facilities in Arkansas in 2013 and West Virginia in 2014. The operations in the states of Arkansas and West Virginia demonstrated a trend of growing losses in recent years primarily as a result of disproportionate amount of professional liability expense relative to the revenue contributed. Additionally, the net operating loss created in 2013 was fully utilized during 2014 as a result of the income produced from operations and the taxable gain on the sale of Rose Terrace.
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
At December 31, 2015, the Company had $7,385,000 of net operating losses, which expire at various dates beginning in 2019 and continue through 2033. The use of a portion of these loss carryforwards is limited by change in ownership provisions of the Federal tax code to a maximum of approximately $2,519,000. The Company has reduced the deferred tax asset and the corresponding valuation allowances for net operating loss deductions permanently lost as a result of the change in ownership provisions.
With respect to state deferred tax assets, the Company reduced the valuation allowance by approximately $315,000 in 2015, primarily related to the expectation that deferred tax assets for which valuation allowances had previously been applied would more-likely-than-not be utilized as a result of the increase in taxable income during the year ended December 31, 2015. In 2014 and 2013, the Company recorded a deferred tax provision to adjust approximately $215,000 and $448,000, respectively, of the valuation allowance on state deferred tax assets. The changes in valuation allowance were based on the Company's assessment of the realization of certain individual tax assets. The Company has recorded a total valuation allowance of approximately $779,000 at December 31, 2015 to reduce the deferred tax assets by the amount management believes is more likely than not to not be realized through the turnaround of existing temporary differences, future earnings, or a combination thereof.
Under the Work Opportunity Tax Credit ("WOTC") program, the Company recorded $737,000, $550,000 and $1,124,000 in Work Opportunity Tax Credits during 2015, 2014 and 2013, respectively. On December 19, 2014, the Tax Increase Prevention Act of 2012 (the "Act") was signed into law. The Act retroactively reinstated the federal Work Opportunity Tax Credit for qualifying costs paid during 2014. Pursuant to ASC 740-10-25-47, the effect of changes in the tax laws including retroactive changes are recognized in the period the law was enacted, and as a result of the retroactive treatment, the credit was recognized in the financial statements during the fourth quarter of 2014. The remaining WOTC credit carryforwards expire at various dates beginning in 2030 and continue through 2034.
Unrecognized Tax Benefits and Liabilities
The Company follows the FASB's guidance on financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns evaluating the need to recognize or unrecognize uncertain tax positions. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	2015	2014	2013
Balance at the beginning of the period	$—	$—	$86,000
Changes in tax positions for prior years	—	—	(86,000)
Balance at the end of the period	$—	$—	$—

The Company records the liabilities associated with our unrecognized tax benefits in “other current liabilities” on the consolidated balance sheet. The net change in the amount of unrecognized tax benefits during the year ended December 31, 2013 was related primarily to the adjustment of the estimated liability and resolution of outstanding uncertain tax positions. Further, the Company recognizes interest and penalties related to unrecognized tax benefits within the income tax expense line in the consolidated statements of operations.
The Company received a notice of an audit by the Internal Revenue Service related to the 2012 tax year, which was closed in 2015. As of December 31, 2015, the Company’s tax years for 2013 forward are subject to examination by tax authorities.

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals, including renewal option periods (exclusive of taxes, insurance, and maintenance costs) under these leases beginning January 1, 2016, are as follows:

2016	$32,244,000
2017	32,554,000
2018	33,001,000
2019	33,782,000
2020	34,357,000
Thereafter	406,961,000
$572,899,000

Under these lease agreements, the Company's lease payments are subject to periodic annual escalations as described below and in Note 1, "Business and Summary of Significant Accounting Policies". Total lease expense for continuing operations was $28,690,000, $26,151,000 and $20,396,000 for 2015, 2014 and 2013, respectively. The accrued liability related to straight line rent was $7,830,000 and $9,579,000 at December 31, 2015 and 2014, respectively, and is included in “Other noncurrent liabilities” on the accompanying consolidated balance sheets.

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
The Master Lease requires the Company to fund annual capital expenditures related to the leased facilities at an amount currently equal to $434 per licensed bed. These amounts are subject to adjustment for increases in the Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term and renewal options are $3,133,000. These capital expenditures are being depreciated on a straight-line basis over the shorter of the asset life or the appropriate lease term.

Upon expiration of the Master Lease or in the event of a default under the Master Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased facilities to Omega. The assets to be transferred to Omega are being amortized on a straight-line basis over the shorter of the remaining lease term or estimated useful life, and will be fully depreciated upon the expiration of the lease. All of the equipment, inventory and other related assets of the facilities leased pursuant to the Master Lease have been pledged as security under the Master Lease. In addition, the Company has a letter of credit of $4,551,000 as a security deposit for the Company's leases with Omega, as described in Note 6, "Long-term Debt, Interest Rate Swap and Capitalized Lease Obligations".

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

	December 31
	2015	2014
Leasehold improvement	$921,000	$921,000
Accumulated Amortization	(631,000)	(526,000)
Net Intangible	$290,000	$395,000

Other Operating Leases
In addition to the Master Lease, the Company currently leases seventeen other nursing centers which primarily operate under individual leases. The lease terms for these centers range from nine years to twenty years including renewal options. While the individual lease terms vary from center to center, the majority of the leases include annual lease increases which are capped and, in most cases, are subject to adjustment for increases in the Consumer Price Index. All operating leases are accounted for using a straight-line rent methodology.

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

Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and incurred, but not reported claims of $21,618,000 as of December 31, 2015. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $3,328,000, $4,757,000, and $4,485,000 for the years ended December 31, 2015, 2014 and 2013, respectively.
The Company follows the FASB Accounting Standards Update, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the Company has recorded estimated insurance recovery receivables included within "Other Current Assets" on the Consolidated Balance Sheet of $0 and $246,000 at December 31, 2015 and 2014, respectively.
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
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through December 31, 2013, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $264,000 at December 31, 2015. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,041,000 as of December 31, 2015. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of December 31, 2015, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $686,000 at December 31, 2015. The differences between actual settlements and reserves are included in expense in the period finalized.

Employment Agreements
The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.0 times their annual salary in the event of a termination without cause, a constructive discharge (as defined in each employee agreement), or upon a change in control of the Company (as defined in each employee agreement). The maximum contingent liability under these agreements is $1,768,000 as of December 31, 2015. The terms of such agreements are from 1 to 3 years and automatically renew for 1 year if not terminated by the employee or the Company. In addition, upon the occurrence of any triggering event, these certain members of management may elect to require the Company to purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of the Company's common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on December 31, 2015, there is $236,000 of contingent liabilities for the repurchase of the equity grants.
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
As of December 31, 2015, we are engaged in 55 professional liability lawsuits. Ten lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee (DOJ) had commenced a civil investigation of potential violations of the False Claims Act (FCA). In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two facilities that were the subject of the original CID. Between July 2013 and early February 2016, the Company received three civil investigative demands, a form of subpoena, relating to a civil investigation of our practices and policies for rehabilitation, and other services, and our preadmission evaluation forms (PAEs) required by TennCare. We previously responded to the first two requests and are now responding to the third request. The DOJ’s investigation now covers all of the Company’s facilities, but thus far only documents from six of our facilities have been requested. The Company intends to continue cooperating with the DOJ and the OIG in the investigation. The Company cannot predict the outcome of this investigation or any possible related proceedings, and the outcome could have a materially adverse effect on the Company, including the imposition of damages, fines, penalties and/or a corporate integrity agreement, but the Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
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
We cannot currently predict with certainty the ultimate impact of any of the above cases on our financial condition, cash flows or results of operations. Our reserve for professional liability expenses does not include any amounts for the pending DOJ investigation or the purported class action against the Arkansas facilities. An unfavorable outcome in any of these lawsuits or any of our professional liability actions, any regulatory action, any investigation or lawsuit alleging violations of fraud and abuse laws or of elderly abuse laws or any state or Federal False Claims Act case could subject us to fines, penalties and damages, including exclusion from the Medicare or Medicaid programs, and could have a material adverse impact on our financial condition, cash flows or results of operations.

12. SUBSEQUENT EVENT

On February 26, 2016, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of financial institutions and banks, including The PrivateBank and Trust Company, the administering agent, which modifies the terms of the Amended and Restated Term Loan and Security Agreement ("Original Mortgage Loan") and Amended and Restated Revolving Loan and Security Agreement ("Original Revolver"), dated April 30, 2013. The Credit Agreement increases the Company's borrowing capacity to $100.0 million allocated between a $72.5 million Mortgage Loan ("Amended Mortgage Loan") and a $27.5 million Revolver ("Amended Revolver").

Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72.5 million, and a $27.5 million Amended Revolver through February 26, 2021. The Amended Mortgage Loan consists of $60.0 million term and $12.5 million acquisition loan facilities. Additionally, the Company can elect to increase the Amended Mortgage Loan and/or the Amended Revolver on or prior to the three year anniversary of the closing date, and such increase in the aggregate cannot exceed $30.0 million. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.0%. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an amortizing notional amount of $30.0 million. The Amended Mortgage Loan is secured by 17 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Company's Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. The Amended Mortgage Loan and the Amended Revolver are cross defaulted and cross collateralized.

The Credit Agreement amends certain provisions to our financial covenants including the following: (a) The Company's EBITDAR cannot be less than $10.0 million, (b) the Fixed Charge Coverage Ratio cannot be less than 1.05 to 1.00, (c) EBITDA cannot be less than $10.0 million, and (d) the Current Ratio cannot be less than 1.00 to 1.00, all as defined in the Credit Agreement.

In conjunction with the execution of the Credit Agreement, the Company exercised its real estate purchase options for Diversicare of Hutchinson in Hutchinson, Kansas and Clinton Place in Clinton, Kentucky for $4.25 million and $3.3 million, respectively. Diversicare has operated these facilities since February 2015 and April 2012, respectively.

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2015 and 2014 is as follows:

	Quarter
2015	First	Second	Third	Fourth

Patient revenues, net	$95,225,000	$96,288,000	$98,105,000	$97,977,000
Professional liability expense (1)	2,155,000	1,926,000	2,069,000	1,972,000
Income from continuing operations	5,000	807,000	669,000	1,271,000
Loss from discontinued operations	(263,000)	(299,000)	(238,000)	(328,000)
Net income (loss) attributable to Diversicare Healthcare Services, Inc. common shareholders	$(258,000)	$508,000	$431,000	$943,000

Basic net income (loss) per common share for Diversicare Healthcare Services, Inc. common shareholders:
Income from continuing operations	$—	$0.13	$0.11	$0.21
Loss from discontinued operations	(0.04)	(0.05)	(0.04)	(0.05)
Net income (loss) per common share for Diversicare Healthcare Services, Inc. common shareholders	$(0.04)	$0.08	$0.07	$0.16

Diluted net income (loss) per common share for Diversicare Healthcare Services, Inc. common shareholders:
Income from continuing operations	$—	$0.13	$0.11	$0.20
Loss from discontinued operations	(0.04)	(0.05)	(0.04)	(0.05)
Net income (loss) per common share for Diversicare Healthcare Services, Inc. common shareholders	$(0.04)	$0.08	$0.07	$0.15

(1)
The Company's quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 11, "Commitments and Contingencies". The amount of expense recorded for professional liability in each quarter of 2015 is set forth in the table above.

	Quarter
2014	First	Second	Third	Fourth

Patient revenues, net	$77,799,000	$82,313,000	$90,331,000	$93,749,000
Professional liability expense (1)	2,061,000	1,556,000	1,743,000	1,856,000
Income (loss) from continuing operations	(433,000)	973,000	219,000	691,000
Income (loss) from discontinued operations	(612,000)	128,000	3,928,000	(186,000)
Net income (loss) attributable to Diversicare Healthcare Services, Inc. common shareholders	$(1,106,000)	$1,015,000	$4,099,000	$505,000

Basic net income (loss) per common share for Diversicare Healthcare Services, Inc. common shareholders:
Income (loss) from continuing operations	$(0.08)	$0.15	$0.03	$0.11
Income (loss) from discontinued operations	(0.10)	0.02	0.65	(0.03)
Net income (loss) per common share for Diversicare Healthcare Services, Inc. common shareholders	$(0.18)	$0.17	$0.68	$0.08

Diluted net income (loss) per common share for Diversicare Healthcare Services, Inc. common shareholders:
Income (loss) from continuing operations	$(0.08)	$0.14	$0.03	$0.11
Income (loss) from discontinued operations	(0.10)	0.02	0.63	(0.03)
Net income (loss) per common share for Diversicare Healthcare Services, Inc. common shareholders	$(0.18)	$0.16	$0.66	$0.08

(1)
The Company's quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 11, "Commitments and Contingencies". The amount of expense recorded for professional liability in each quarter of 2014 is set forth in the table above.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
OF CONTINUING OPERATIONS
(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions			Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Other	(Write-offs) net of Recoveries	Balance at End of Period
Year ended December 31, 2015: Allowance for doubtful accounts	$6,044	$7,507	$—	$—	$(5,371)	$8,180
Year ended December 31, 2014: Allowance for doubtful accounts	$3,879	$5,710	$—	$—	$(3,545)	$6,044
Year ended December 31, 2013: Allowance for doubtful accounts	$3,047	$4,066	$—	$—	$(3,234)	$3,879

S-1

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C			Column D	Column E
			Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (2)	Other	Payments (1)	Balance at End of Period
Year ended December 31, 2015:
Professional Liability Reserve	$25,163	$5,213	$1,010	$—	$(9,768)	$21,618
Workers Compensation Reserve	$250	$364	$—	$—	$(387)	$227
Health Insurance Reserve	$687	$6,294	$—	$—	$(6,295)	$686
Year ended December 31, 2014:
Professional Liability Reserve	$27,067	$5,930	$2,440	$—	$(10,274)	$25,163
Workers Compensation Reserve	$176	$372	$—	$18	$(316)	$250
Health Insurance Reserve	$843	$6,748	$237	$—	$(7,141)	$687
Year ended December 31, 2013:
Professional Liability Reserve	$22,740	$4,870	$8,136	$—	$(8,679)	$27,067
Workers Compensation Reserve	$287	$473	$—	$(87)	$(497)	$176
Health Insurance Reserve	$679	$8,321	$879	$—	$(9,036)	$843

(1)	Payments for the Professional Liability Reserve include amounts paid for claims settled during the period as well as payments made under structured arrangements for claims settled in earlier periods.

(2)
As discussed in Note 3, "Discontinued Operations" of the Consolidated Financial Statements, the Company has presented the results of certain divestiture and lease termination transactions as discontinued operations. The amounts charged to Other Accounts represent the amounts charged to discontinued operations.

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

*10.30
Employment Agreement effective January 1, 2013, between Leslie Campbell and Advocat Inc. (incorporated by reference to Exhibit 10.49 to the Company’s annual report on Form 10-K for the year ended December 31, 2012).

*10.31
Amendment No. 1 to Amended and Restated Employment Agreement effective as of March 1, 2013 by and between Advocat Inc., a Delaware corporation, and Kelly Gill (incorporated by reference to Exhibit 10.50 to the Company's annual report on Form 10-K for the year ended December 31, 2012).

10.32
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

10.35
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

**10.39
First Amendment and Consent to Amended and Restated Revolving Loan and Security Agreement dated as of November 1, 2013 among the Company and a syndicate of financial institutions and banks, including The PrivateBank as the Administering Agent (incorporated by reference to Exhibit 10.1 to the Company's annual report on Form 10-K for the year ended Decemeber 31, 2014).

10.40
Asset Purchase Agreement dated April 3, 2014, by and between Diversicare Rose Terrace, LLC, and Rose Terrace Acq., LLC (incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2014).

10.41
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

10.44
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

10.46
Asset Purchase Agreement dated February 1, 2015 by and between Diversicare Healthcare Services, Inc. and Barren County Health Care Center, Inc. (incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.47
Term Loan and Security Agreement dated as of February 2, 2015 by and between Diversicare Glasgow Property, LLC and The PrivateBank And Trust Company (incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2015).

10.48		Asset Purchase Agreement dated November 1, 2015 by and between Diversicare Healthcare Services, Inc. and Haws Fulton Investors, LLC.

21		Subsidiaries of the Registrant.

23.1		Consent of BDO USA, LLP.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

	*	Indicates management contract or compensatory plan or arrangement.
	**	Confidential treatment has been requested for portions of this exhibit