Form 10-Q
period 2016-03-31
Diversicare Healthcare Services, Inc.
filed 2016-05-05
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,361,132
(Outstanding shares of the issuer’s common stock as of April 27, 2016)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,377	$4,585
Receivables, less allowance for doubtful accounts of $8,490 and $8,180, respectively	40,264	43,819
Other receivables	1,269	1,407
Prepaid expenses and other current assets	2,529	2,223
Income tax refundable	605	347
Current assets of discontinued operations	38	36
Deferred income taxes	7,944	7,999
Total current assets	56,026	60,416
PROPERTY AND EQUIPMENT, at cost	122,487	114,383
Less accumulated depreciation and amortization	(63,626)	(62,110)
Property and equipment, net	58,861	52,273
OTHER ASSETS:
Deferred income taxes	11,987	11,762
Deferred lease and other costs, net	219	382
Investment in unconsolidated affiliate	831	798
Other noncurrent assets	2,015	3,994
Acquired leasehold interest, net	7,363	7,459
Total other assets	22,415	24,395
	$137,302	$137,084
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	March 31, 2016	December 31, 2015
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations	$6,959	$6,603
Trade accounts payable	10,101	10,136
Current liabilities of discontinued operations	382	345
Accrued expenses:
Payroll and employee benefits	14,009	14,404
Self-insurance reserves, current portion	9,975	10,224
Other current liabilities	4,553	5,652
Total current liabilities	45,979	47,364
NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion and deferred financing costs	56,299	53,297
Self-insurance reserves, noncurrent portion	11,860	12,344
Other noncurrent liabilities	10,401	10,812
Total noncurrent liabilities	78,560	76,453
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 6,593,000 and 6,513,000 shares issued, and 6,211,000 and 6,281,000 shares outstanding, respectively	65	65
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	21,269	21,142
Accumulated deficit	(5,517)	(5,053)
Accumulated other comprehensive loss	(554)	(387)
Total shareholders’ equity	12,763	13,267
	$137,302	$137,084
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2016	2015
PATIENT REVENUES, net	$97,945	$95,225
EXPENSES:
Operating	78,618	77,145
Lease and rent expense	7,252	7,145
Professional liability	2,066	2,155
General and administrative	6,734	6,051
Depreciation and amortization	2,003	1,879
Total expenses	96,673	94,375
OPERATING INCOME	1,272	850
OTHER EXPENSE:
Equity in net income of unconsolidated affiliate	33	108
Interest expense, net	(1,070)	(950)
Debt retirement costs	(351)	—
Total other expense	(1,388)	(842)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(116)	8
BENEFIT (PROVISION) FOR INCOME TAXES	42	(3)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(74)	5
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $21 and $168, respectively	(37)	(263)
NET LOSS	(111)	(258)
NET LOSS PER COMMON SHARE:
Per common share – basic
Continuing operations	$(0.01)	$—
Discontinued operations	(0.01)	(0.04)
	$(0.02)	$(0.04)
Per common share – diluted
Continuing operations	$(0.01)	$—
Discontinued operations	(0.01)	(0.04)
	$(0.02)	$(0.04)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,160	6,045
Diluted	6,160	6,045

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended March 31,
	2016	2015
NET LOSS	$(111)	$(258)
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	311	178
Less: reclassification adjustment for amounts recognized in net income	(144)	(120)
Total other comprehensive income	167	58
COMPREHENSIVE INCOME (LOSS)	$56	$(200)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Three Months Ended March 31,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(111)	$(258)
Discontinued operations	(37)	(263)
Income (loss) from continuing operations	(74)	5
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,003	1,879
Provision for doubtful accounts	1,640	1,503
Deferred income tax benefit	(35)	(116)
Provision for self-insured professional liability, net of cash payments	1,013	930
Stock-based compensation	252	155
Equity in net income of unconsolidated affiliate, net of investment	(33)	(108)
Debt retirement costs	351	—
Other	(254)	(311)
Changes in assets and liabilities affecting operating activities:
Receivables, net	2,085	(3,436)
Prepaid expenses and other assets	(275)	(875)
Trade accounts payable and accrued expenses	(1,438)	716
Net cash provided by continuing operations	5,235	342
Discontinued operations	(1,862)	(1,579)
Net cash provided by (used in) operating activities	3,373	(1,237)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,492)	(1,411)
Acquisition of property and equipment through business combination	—	(7,000)
Change in restricted cash	1,658	2,490
Deposits and other deferred balances	—	(9)
Net cash used in continuing operations	(6,834)	(5,930)
Discontinued operations	—	—
Net cash used in investing activities	(6,834)	(5,930)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(57,885)	(1,301)
Proceeds from issuance of debt	62,566	8,767
Financing costs	(1,833)	(104)
Issuance and redemption of employee equity awards	(95)	79
Payment of common stock dividends	(342)	(335)
Payment for preferred stock restructuring	(158)	(153)
Net cash provided by financing activities	2,253	6,953
Discontinued operations	—	—
Net cash provided by financing activities	$2,253	$6,953

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Three Months Ended March 31,
	2016	2015
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(1,208)	$(214)
CASH AND CASH EQUIVALENTS, beginning of period	4,585	3,818
CASH AND CASH EQUIVALENTS, end of period	$3,377	$3,604
SUPPLEMENTAL INFORMATION:
Cash payments of interest	$919	$857
Cash payments of income taxes	$229	$84
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016 AND 2015

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
As of March 31, 2016, the Company’s continuing operations consist of 55 nursing centers with 6,060 licensed nursing beds. The Company owns 17 and leases 38 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted and residential living beds.

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
The interim consolidated financial statements for the three month periods ended March 31, 2016 and 2015, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2016, and the results of operations for the three month periods ended March 31, 2016 and 2015, and cash flows for the three month periods ended March 31, 2016 and 2015. The Company’s balance sheet information at December 31, 2015, was derived from its audited consolidated financial statements as of December 31, 2015.
The results of operations for the periods ended March 31, 2016 and 2015 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

3.	RECENT ACCOUNTING GUIDANCE
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
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835), which amends and simplifies the presentation of debt issuance costs. The main provisions of the standard require that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and amortization of the debt issuance costs must be reported as interest expense. The Company adopted ASU No. 2015-03 as of January 1, 2016. The new standard was applied on a retroactive basis and the Company has complied with the applicable disclosures for a change in accounting principle. The adoption of this guidance has not had and is not expected to have material impact on the Company's consolidated financial statements.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on our balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. Upon adoption, the Company anticipates reclassifying deferred income taxes of approximately $7,944,000 from current to non-current assets.

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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for shared-based payment transactions, including the income tax consequences and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is currently assessing the impact of this new accounting pronouncement on the Company's results of operations, financial position, and cash flows.

4.	LONG-TERM DEBT AND INTEREST RATE SWAP
The Company has agreements with a syndicate of banks for a mortgage term loan ("Original Mortgage Loan") and the Company’s revolving credit agreement ("Original Revolver"). On February 26, 2016, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") which modified the terms of the Original Mortgage Loan and the Original Revolver Agreements dated April 30, 2013. The Credit Agreement increases the Company's borrowing capacity to $100,000,000 allocated between a $72,500,000 Mortgage Loan ("Amended Mortgage Loan") and a $27,500,000 Revolver ("Amended Revolver"). The Amended Mortgage Loan consists of a $60,000,000 term loan facility and a $12,500,000 acquisition loan facility. Loan acquisition costs associated with the Amended Mortgage Loan and the Amended Revolver were capitalized in the amount of $1,812,000 and are being amortized over the five-year term of the agreements. Additionally, the Glasgow term loan balance was consolidated into the new Credit Agreement.
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72,500,000 with a five-year maturity through February 26, 2021, and a $27,500,000 Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities are based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30,000,000. As of March 31, 2016, the interest rate related to the Amended Mortgage Loan was 4.44%. The Amended Mortgage Loan is secured by seventeen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. The Amended Mortgage Loan balance was $60,000,000 as of March 31, 2016.
As of March 31, 2016, the Company had $5,000,000 borrowings outstanding under the revolving credit facility compared to $12,900,000 outstanding as of December 31, 2015. The outstanding borrowings on the revolver primarily compensate for accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under this Revolver are 3.00% of the amount outstanding. The Company has eleven letters of credit with a total value of $8,106,000 outstanding as of March 31, 2016. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27,500,000, the balance available for borrowing under the revolving credit center is $12,247,000 at March 31, 2016.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. The Company is in compliance with all such covenants at March 31, 2016.
Interest Rate Swap Transaction
As part of the debt agreements entered into in April 2013, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income. In conjunction with the amendment to the credit facility, the Company amended the terms of its interest rate swap. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the initial notional amount of $30,000,000 at an annual fixed rate of 5.79% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amount.

The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at March 31, 2016, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $980,000 at March 31, 2016. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The balance of accumulated other comprehensive loss at March 31, 2016 is $608,000 and reflects the liability related to the interest rate swap, net of the income tax benefit of $372,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

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
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $20,771,000 as of March 31, 2016. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
As of March 31, 2016, the Company is engaged in 52 professional liability lawsuits. Eleven lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $613,000 and $840,000 for the three months ended March 31, 2016 and 2015, respectively.
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
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through March 31, 2016, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $209,000 at March 31, 2016. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,009,000 as of March 31, 2016. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of March 31, 2016, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $855,000 at March 31, 2016. The differences between actual settlements and reserves are included in expense in the period finalized.

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

Equity Grants and Valuations
During the three months ended March 31, 2016 and 2015 , the Compensation Committee of the Board of Directors approved grants totaling approximately 83,000 and 74,000 shares of restricted common stock to certain employees and members of the Board of Directors, respectively. The fair value of restricted shares are determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest 33% on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.

Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2015	232,000	$6.97
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding, March 31, 2016	232,000	$6.97

Exercisable, March 31, 2016	222,000	$6.83

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2015	141,000	$9.07
Granted	83,000	8.87
Dividend Equivalents	1,000	8.50
Vested	(68,000)	7.85
Cancelled	(4,000)	9.66
Outstanding, March 31, 2016	153,000	$9.48

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2015	62,000	$9.58
Granted	17,000	8.87
Dividend Equivalents	1,000	8.50
Vested	(24,000)	5.68
Cancelled	—	—
Outstanding, March 31, 2016	56,000	$11.06

Prior to 2015, the Compensation Committee of the Board of Directors also approved grants of Stock Only Stock Appreciation Rights (“SOSARs”) and Stock Options at the market price of the Company's common stock on the grant date. The SOSARs and Options vest 33% on the first, second and third anniversaries of the grant date, and expire 10 years from the grant date. The SOSARs and Options were valued and recorded in the same manner, and will be settled with issuance of new stock for the difference between the market price on the date of exercise and the exercise price. The Company estimated the total recognized and unrecognized compensation related to SOSARs and stock options using the Black-Scholes-Merton equity grant valuation model.

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

While no SOSARs or Options were granted during 2016 and 2015, previously granted SOSARs and Options remain outstanding as of March 31, 2016. The following table summarizes information regarding stock options and SOSAR grants outstanding as of March 31, 2016:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$10.21 to $11.59	$10.88	62,000	$—	52,000	$—
$2.37 to $6.21	$5.54	170,000	$444,000	170,000	$444,000
		232,000		222,000
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $252,000 and $155,000 in the three month periods ended March 31, 2016 and 2015, respectively.

7.	EARNINGS (LOSS) PER COMMON SHARE
Information with respect to basic and diluted net income (loss) per common share is presented below in thousands, except per share:

	Three Months Ended March 31,

	2016	2015
Numerator: Income amounts attributable to Diversicare Healthcare Services, Inc. common shareholders:
Income (loss) from continuing operations	$(74)	$5
Loss from discontinued operations, net of income taxes	(37)	(263)
Net loss attributable to Diversicare Healthcare Services, Inc. common shareholders	$(111)	$(258)

	Three Months Ended March 31,
	2016	2015
Net income (loss) per common share:
Per common share – basic
Loss from continuing operations	$(0.01)	$—
Loss from discontinued operations	(0.01)	(0.04)
Net loss per common share – basic	$(0.02)	$(0.04)
Per common share – diluted
Loss from continuing operations	$(0.01)	$—
Loss from discontinued operations	(0.01)	(0.04)
Net loss per common share – diluted	$(0.02)	$(0.04)
Denominator: Weighted Average Common Shares Outstanding:
Basic	6,160	6,045
Diluted	6,160	6,045

The effects of 62,000 and 52,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the three months ended March 31, 2016 and 2015, respectively, because these securities would have been anti-dilutive.

8. EQUITY METHOD INVESTMENT
The investment in unconsolidated affiliate reflected on the interim consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns 50%. This investment in unconsolidated affiliate is accounted for using the equity method as the Company exerts significant influence, but does not control or otherwise consolidate the entity. The investment in unconsolidated affiliate balance at March 31, 2016, was $831,000 as compared to $798,000 at December 31, 2015. Additionally, the Company's share of the net profits and losses of the unconsolidated affiliate are reported in equity in net earnings or losses of unconsolidated affiliate in our statement of operations. The Company's equity in the net income of unconsolidated affiliate for the quarter ended March 31, 2016, was $33,000 as compared to $108,000 for the quarter ended March 31, 2015.

9.	BUSINESS DEVELOPMENT
2016 Acquisitions
On February 26, 2016, the Company exercised its purchase options to acquire the real estate assets for Diversicare of Hutchinson in Hutchinson, Kansas and Clinton Place in Clinton, Kentucky for $4,250,000 and $3,300,000, respectively. Diversicare has operated these facilities since February 2015 and April 2012, respectively. Hutchinson is an 85-bed skilled nursing facility, and Clinton is an 88-bed skilled nursing facility. As a result of the consummation of the Agreements, the Company allocated the purchase price and acquisition costs between the assets acquired. The allocation of the purchase price was determined with the assistance of HealthTrust LLC, a third-party real estate valuation firm. The allocation for the assets acquired is as follows:

	Hutchinson	Clinton Place
Purchase Price	$4,250,000	$3,300,000
Acquisition Costs	43,000	34,000
	$4,293,000	$3,334,000

Allocation:
Property	3,808,000	3,165,000
Furniture, Fixtures and Equipment	485,000	169,000
	$4,293,000	$3,334,000

2015 Acquisitions
On February 1, 2015, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Barren County Health Care Center, Inc. to acquire certain land, improvements, furniture, fixtures and equipment, personal property and intangible property, together comprising a 94-bed skilled nursing center in Glasgow, Kentucky, for an aggregate purchase price of $7,000,000.

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
$7,000,000

On November 1, 2015, the Company entered into an Asset Purchase Agreement with Haws Fulton Investors, LLC to acquire certain land, improvements, furniture, fixtures and equipment, personal property and intangible property, together comprising a 60-bed skilled nursing center in Fulton, Kentucky, for an aggregate purchase price of $3,900,000.
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
As of March 31, 2016, the Company’s continuing operations consist of 55 nursing centers with 6,060 licensed nursing beds. The Company owns 17 and leases 38 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted living and residential beds.
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

	Three Months Ended
	March 31, 2016	September 30, 2010
As a percent of total census:
Medicare census	12.4%	12.3%
Managed Care census	3.9%	1.3%
Total skilled mix census	16.3%	13.6%
As a percent of total revenues:
Medicare revenues	28.6%	29.3%
Managed Care revenues	7.6%	2.8%
Total skilled mix revenues	36.2%	32.1%
Medicare average rate per day:	$453.51	$394.23
The initiatives have developed positive results in growing our skilled patient population, increasing the Managed Care census to 3.9% of total census in the first quarter of 2016, as compared to 1.3% in the third quarter of 2010, and total skilled mix census to 16.3% from 13.6% over the same period.
Implementing Electronic Medical Records to improve Medicaid capture:
As another part of our strategic operating initiative, we implemented EMR to improve documentation of the delivery of care. We completed the implementation of EMR in all our nursing centers in December 2011, on time and under budget. A comparison of our most recent quarter versus the third quarter of 2010 reflects the increase in our average Medicaid rate per day:

	Three Months Ended
	March 31, 2016	September 30, 2010
Medicaid average rate per day:	$167.34	$147.93

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

Critical Accounting Policies and Judgments
A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments often involving estimates of the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income or loss to vary significantly from period to period. Our critical accounting policies are more fully described in our 2015 Annual Report on Form 10-K.
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2016		2015
Medicaid	$47,206	48.2%	$44,759	47.0%
Medicare	28,021	28.6	29,515	31.0
Managed Care	7,401	7.6	6,850	7.2
Private Pay and other	15,317	15.6	14,101	14.8
Total	$97,945	100.0%	$95,225	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended March 31,
	2016		2015
Medicaid	3,087	66.5%	3,040	66.4%
Medicare	574	12.4	623	13.6
Managed Care	180	3.9	182	4.0
Private Pay and other	804	17.2	735	16.0
Total	4,645	100.0%	4,580	100.0%
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
In March 2010, significant legislation concerning health care and health insurance was passed, including the “Patient Protection and Affordable Care Act,” (“Affordable Care Act”) along with the “Health Care and Education Reconciliation Act of 2010” (“Reconciliation Act”) collectively defined as the “Legislation.” We expect this Legislation to impact our Company, our employees and our patients in a variety of ways. Some aspects of these new laws have been implemented while others will be phased in over the next several years. This Legislation significantly changes the future responsibility of employers with respect to providing health care coverage to employees in the United States. We have not estimated the financial impact of the Legislation and the costs associated with complying with the increased levels of health insurance we will be required to provide our employees and their dependents in future years. We expect the Legislation will result in increased operating expenses.
We also expect for this Legislation to continue to impact our Medicare and Medicaid reimbursement as well, though the exact timing and level of that impact is currently unknown. For example, the Legislation expands the role of home-based and community services, which may place downward pressure on our ability to maintain our population of Medicaid residents. Additional provisions under the Legislation for skilled nursing facilities participating in Medicare and/or Medicaid, including but not limited to, new transparency, reporting, and certification requirements, will likely lead to an increase in the Company's administrative and other costs.

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
Medicare and Medicaid Reimbursement
A significant portion of our revenues are derived from government-sponsored health insurance programs. Our nursing centers derive revenues under Medicare, Medicaid, Managed Care, Private Pay and other third party sources. We employ third-party specialists in reimbursement and also use these services to monitor regulatory developments and other changes to applicable coverage criteria to comply with reporting requirements and to ensure that proper payments are made to our operated nursing centers. It is generally recognized that all government-funded programs have been and will continue to be under cost containment pressures, but the extent to which these pressures will affect our future reimbursement is unknown.
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
In July 2015, CMS issued Medicare payment rates, effective October 1, 2015, that are expected to increase reimbursement to our skilled nursing centers by approximately 1.2% compared to the fiscal year ending September 30, 2015. The increase is the net effect of a 2.3% inflation increase as measured by the SNF market basket, offset by a 0.6% market basket update factor. The wage index budget neutrality factor resulted in an additional 0.2% downward adjustment in rates for the Company's facilities. This adjustment is further offset by the ongoing sequestration from the BCA as mentioned above. The 2% sequestration is not applied to the payment rate, but rather it is applied to Medicare claims after determining coinsurance, any applicable deductibles, and any applicable Medicare secondary payment adjustments.
On April 21, 2016, CMS released projections for fiscal year 2017 Medicare rates for skilled nursing facilities of a net increase of 2.1% over fiscal year 2016 payments. The increase is the net effect of a 2.6% inflation increase as measured by the SNF market basket, offset by a 0.5% market basket update factor.
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
The Medicare Access and CHIP Reauthorization Act also extended several other elements of the Middle Class Tax Relief and Job Creation Act of 2012, including the reduction of bad debt treated as an allowable cost. Prior to this act, Medicare reimbursed providers for beneficiaries’ unpaid coinsurance and deductible amounts after reasonable collection efforts at a rate between 70 and 100% of beneficiary bad debt. This provision reduced bad debt reimbursement exposure for all providers to 65%. In addition to the provisions above, the legislation sets that for fiscal year 2018 (October 1, 2017 through September 30, 2018), all Medicare Part B providers will receive inflationary market basket increases no greater than 1%. This provision is expected to reduce Medicare payments to all post-acute providers by approximately $15.4 billion over the 2018-2025 period.
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
We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in 2015 and 2014, along with increased Medicaid acuity in our acuity based states, were the primary contributor to our 1.8% increase in average rate per day for Medicaid patients in 2016 compared to 2015. Based on the rate changes received during the third quarter of 2015, we have experienced a favorable impact to our rate per day for Medicaid patients due to modest rate increases in many of the states within which we operate.
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
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the three months ended March 31, 2016, we derived 28.6% and 48.2% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of March 31, 2016, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$81,035	$10,321	$9,777	$60,937	$—
Settlement obligations (2)	4,168	4,168	—	—	—
Elimination of Preferred Stock Conversion feature (3)	1,717	687	1,030	—	—
Operating leases (4)	549,732	31,467	64,103	66,670	387,492
Required capital expenditures under operating leases (5)	2,734	207	414	414	1,699
Total	$639,386	$46,850	$75,324	$128,021	$389,191

(1)
Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations. Our long-term debt obligations increased $6.4 million between December 31, 2015 and March 31, 2016, which is related to our Amended and Restated Credit agreements. See Note 4, "Long-Term Debt and Interest Rate Swap," to the interim consolidated financial statements included in this report for additional information.

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
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1,789,000 as of March 31, 2016. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on March 31, 2016, the potential contingent liability for the repurchase of the equity grants is $271,000.

Results of Operations
The following tables present the unaudited interim statements of operations and related data for the three month periods ended March 31, 2016 and 2015:

(in thousands)	Three Months Ended March 31,
	2016	2015	Change	%
PATIENT REVENUES, net	$97,945	$95,225	$2,720	2.9%
EXPENSES:
Operating	78,618	77,145	1,473	1.9%
Lease and rent expense	7,252	7,145	107	1.5%
Professional liability	2,066	2,155	(89)	(4.1)%
General and administrative	6,734	6,051	683	11.3%
Depreciation and amortization	2,003	1,879	124	6.6%
Total expenses	96,673	94,375	2,298	2.4%
OPERATING INCOME	1,272	850	422	49.6%
OTHER INCOME (EXPENSE):
Equity in net income (loss) of unconsolidated affiliate	33	108	(75)	(69.4)%
Interest expense, net	(1,070)	(950)	(120)	(12.6)%
Debt retirement costs	(351)	—	(351)	(100.0)%
	(1,388)	(842)	(546)	(64.8)%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(116)	8	(124)	(1,550.0)%
BENEFIT (PROVISION) FOR INCOME TAXES	42	(3)	45	1,500.0%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(74)	$5	$(79)	(1,580.0)%

Percentage of Net Revenues	Three Months Ended March 31,
	2016	2015
PATIENT REVENUES, net	100.0%	100.0%
EXPENSES:
Operating	80.3	81.0
Lease and rent expense	7.4	7.5
Professional liability	2.1	2.3
General and administrative	6.9	6.4
Depreciation and amortization	2.0	2.0
Total expenses	98.7	99.2
OPERATING INCOME	1.3	0.8
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	—	0.1
Interest expense, net	(1.1)	(1.0)
Debt retirement costs	(0.4)	—
	(1.5)	(0.9)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(0.2)	(0.1)
PROVISION FOR INCOME TAXES	—	—
INCOME FROM CONTINUING OPERATIONS	(0.2)%	(0.1)%

Three Months Ended March 31, 2016 Compared With Three Months Ended March 31, 2015
Patient Revenues
Patient revenues were $97.9 million and $95.2 million for the three months ended March 31, 2016 and 2015, respectively, an increase of $2.7 million. This increase is primarily attributable to the acquisition of new facilities. The following table summarizes the revenue increases attributable to our portfolio growth (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Same-store revenue	$94,003	$93,470	$533
2015 acquisition revenue	3,942	1,755	2,187
Total revenue	$97,945	$95,225	$2,720
The overall increase in revenue of $2.7 million is driven by incremental revenue contributions from acquisition activity in 2015 of $2.2 million. The same-store revenues increased by $0.5 million in 2016 compared to the same period in 2015, primarily driven by favorable rates. The average Medicaid rate per patient day at same-store nursing centers for 2016 increased 1.7% compared to 2015, resulting in an increase in revenue of $0.8 million.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended March 31,
	2016	2015
Skilled nursing occupancy	76.7%	77.1%
As a percent of total census:
Medicare census	12.4%	13.6%
Managed Care census	3.9%	4.0%
As a percent of total revenues:
Medicare revenues	28.6%	31.0%
Medicaid revenues	48.2%	47.0%
Managed Care revenues	7.6%	7.2%
Average rate per day:
Medicare	$453.51	$453.84
Medicaid	$167.34	$164.39
Managed Care	$394.92	$392.41

Operating Expense
Operating expense increased in the first quarter of 2016 to $78.6 million as compared to $77.1 million in the first quarter of 2015, driven by the $1.6 million increase in operating costs attributable to the nursing center operations acquired in 2015. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Three Months Ended March 31,
	2016	2015	Change
Same-store operating expense	$75,439	$75,538	$(99)
2015 acquisition expense	3,179	1,607	1,572
Total expense	$78,618	$77,145	$1,473
Operating expense decreased slightly as a percentage of revenue at 80.3% for the first quarter of 2016 as compared to 81.0% for the first quarter of 2015. The majority of the $1.5 million increase in operating expenses is attributable to the $1.6 million of incremental operating expenses from 2015 acquisitions, which was slightly offset by the same-store centers operating expense decrease of $0.1 million in the first quarter of 2016 as compared to the first quarter of 2015. We experienced a decrease in wages to $43.3 million in the first quarter of 2016 as compared to $43.4 million in the first quarter of 2015, a decrease of $0.1 million, or 0.2%. Additionally, our nursing and ancillary expenses for same-store centers decreased by $0.3 million and health insurance expense decreased by $0.2 million in the first quarter of 2016 compared to the first quarter of 2015. This decrease in operating expense was offset by an increase in bad debt and bad debt crossover expense year over year by $0.5 million.
Lease Expense
Lease expense increased in the first quarter of 2016 to $7.3 million as compared to $7.1 million in the first quarter of 2015. The increase in lease expense was primarily attributable to the write-off of $0.1 million in deferred lease costs, related to purchase of Clinton and Hutchinson's assets in February 2016.
Professional Liability
Professional liability expense was $2.1 million in the first quarter of 2016 compared to $2.2 million in the first quarter of 2015, a decrease of $0.1 million. Our quarterly cash expenditures for professional liability costs of continuing operations were $0.6 million and $0.8 million for 2016 and 2015, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $6.7 million in the first quarter of 2016 as compared to $6.1 million in the first quarter of 2015, an increase of $0.6 million, and increased slightly as a percentage of revenue from 6.4% in 2015 to 6.9% in 2016. The increase in general and administrative expense is primarily attributable to an increase in salaries of $0.2 million in the first quarter of 2016 compared to the first quarter of 2015. Additionally, payroll taxes and stock-based compensation expense increased by $0.1 million and $0.1 million, respectively, during 2016.
Depreciation and Amortization
Depreciation and amortization expense was approximately $2.0 million in the first quarter of 2016 as compared to $1.9 million in 2015. The increase in depreciation expense relates to fixed assets at the newly leased and acquired centers.
Interest Expense, Net
Interest expense was $1.1 million in the first quarter of 2016 and $1.0 million in the first quarter of 2015, an increase of $0.1 million. The increase was primarily attributable to higher debt balances in 2016 as a result of higher outstanding borrowings on the revolving credit facility as a result of the increase in centers undergoing the change in ownership process.
Debt retirement costs
Debt retirement costs were $0.4 million in the first quarter of 2016, which relates to the write off of our term loan deferred financing costs, as a result of our debt refinance that took place in February 2016.

Income from Continuing Operations before Income Taxes; Income from Continuing Operations per Common Share
As a result of the above, continuing operations loss of $0.1 million before income taxes for the first quarter of 2016 as compared to a nearly break-even income for the first quarter of 2015. As a result of a minimal loss and a near break-even performance, the provision for income taxes was inconsequential for both the first quarters of 2016 and 2015. The basic and diluted income per common share from continuing operations were both $0.01 for the first quarter of 2016 as compared to both basic and diluted income per common share from continuing operations of $0.00 in the first quarter of 2015.
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
Net cash provided by operating activities of continuing operations totaled $5.2 million in the three months ended March 31, 2016, compared to $0.3 million in the same period of 2015.
Our cash expenditures related to professional liability claims of continuing operations were $0.6 million and $0.8 million for three months ended March 31, 2016 and 2015, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $6.8 million and $5.9 million in 2016 and 2015, respectively. The use of cash in 2016 is attributable to the asset purchases of Hutchinson and Clinton in February 2016.
Financing activities of continuing operations provided cash of $2.3 million in 2016 primarily due to the new debt associated with the Company's refinance and repayments of debt obligations. In the first quarter of 2015, financing activities of continuing operations provided cash of $7.0 million, which was primarily due to the acquisition of the Glasgow facility.

Dividends
On April 28, 2016, the Board of Directors declared a quarterly dividend of $0.055 per common share payable to shareholders of record as of June 30, 2016, to be paid on July 12, 2016. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.
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
Professional Liability
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), to replace some of the expiring commercial policies. SHC covers losses up to specified limits per occurrence. On a per claim basis, coverage for losses in excess of those covered by SHC are maintained through unaffiliated commercial reinsurance carriers. All of the Company's nursing centers in Florida and Tennessee, as well as the Company’s formerly operated Arkansas and West Virginia facilities, are now covered under the captive insurance policies along with most of the nursing centers in Alabama, Kentucky, Ohio, and Texas. The insurance coverage provided for these centers under the SHC policy include coverage limits of $0.5 million or $1.0 million per medical incident with a sublimit per center of $1.0 million and total annual aggregate policy limits of $5.0 million. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide coverage limits of $1.0 million per claim and have sublimits of $3.0 million per center, with varying aggregate policy limits and deductibles.

As of March 31, 2016, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $20.8 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of March 31, 2016, we had $65.5 million of outstanding long-term debt and capital lease obligations. The $65.5 million total includes $0.5 million in capital lease obligations and $5.0 million currently outstanding on the revolving credit facility. The balance of the long-term debt is comprised of $60.0 million owed on our mortgage loan.
On February 26, 2016, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") which modified the terms of the Original Mortgage Loan and the Original Revolver Agreements dated April 30, 2013. The Credit Agreement increases the Company's borrowing capacity to $100.0 million allocated between a $72.5 million Mortgage Loan ("Amended Mortgage Loan") and a $27.5 million Revolver ("Amended Revolver"). The Amended Mortgage Loan consists of a $60,000,000 term loan facility and a $12,500,000 acquisition loan facility. Loan acquisition costs associated with the Amended Mortgage Loan and the Amended Revolver were capitalized in the amount of $1.8 million and are being amortized over the five-year term of the agreements. Additionally, the Glasgow term loan balance was consolidated into the new Credit Agreement.
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72.5 million with a five-year maturity through February 26, 2021, and a $27.5 million Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities are based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30.0 million. As of March 31, 2016, the interest rate related to the Amended Mortgage Loan was 4.44%. The Amended Mortgage Loan is secured by seventeen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
As of March 31, 2016, the Company had $5.0 million borrowings outstanding under the revolving credit facility compared to $12.9 million outstanding as of December 31, 2015. The outstanding borrowings on the revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under this Revolver are 3.00% of the amount outstanding. The Company has eleven letters of credit with a total value of $8.1 million outstanding as of March 31, 2016. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27.5 million, the balance available for borrowing under the revolving credit center is $12.2 million at March 31, 2016.
Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. We are in compliance with all such covenants at March 31, 2016.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at March 31, 2016
Minimum fixed charge coverage ratio	1.05:1.00	1.09:1.00
Minimum adjusted EBITDA	$10.0 million	$12.3 million
EBITDAR (mortgaged centers)	$10.0 million	$13.8 million
Current ratio (as defined in agreement)	1.00:1.00	1.37:1.00
As part of the debt agreements entered into in February 2016, we entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and carries an initial notional amount of $30.0 million. The interest rate swap agreement requires us to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to us based on LIBOR on the same notional amounts. We entered into the interest rate swap agreement to mitigate the variable interest rate risk on our outstanding mortgage borrowings.
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
Accounts receivable attributable to patient services of continuing operations totaled $48.7 million at March 31, 2016 compared to $52.0 million at December 31, 2015, representing approximately 45 days and 45 days revenue in accounts receivable, respectively. The decrease in accounts receivable is due to an increase in Medicaid collections from the centers undergoing the change in ownership process.
The allowance for bad debt was $8.5 million at March 31, 2016 as compared to $8.2 million at December 31, 2015. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Off-Balance Sheet Arrangements
We have eleven letters of credit outstanding with an aggregate value of approximately $8.1 million as of March 31, 2016, the first of which serves as a security deposit for our facility lease with Omega in the amount of $4.6 million. The second letter of credit serves our initial funding of insurance policies with a captive insurance company in the amount of $1.0 million. The balance of the outstanding letters of credit relate to deposits at various leased facilities where the Company opted to issue letters of credit as a deposit in lieu of cash. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. Forward-looking statements are predictive in nature and are frequently identified by the use of terms such as "may," "will," "should," "expect," "believe," "estimate," "intend," and similar words indicating possible future expectations, events or actions. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully operate the new nursing centers in Alabama, Kansas, Kentucky, Missouri, Ohio, and Indiana, our ability to increase census at our renovated centers, changes in governmental reimbursement, including the impact of the CMS final rule that has resulted in a reduction in Medicare reimbursement as of October 2012 and our ability to mitigate the impact of the revenue reduction, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to extend or replace our current credit facility, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of state or Federal False Claims Acts, laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors, impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our centers, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015, for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of March 31, 2016, we had outstanding borrowings of approximately $65.0 million, $35.0 million of which was subject to variable interest rates. In connection with our February 2016 financing agreement, we entered into an interest rate swap with an initial notional amount of $30.0 million to mitigate the floating interest rate risk of a portion of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $301,000 annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2016. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of March 31, 2016, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

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
As of March 31, 2016, we are engaged in 52 professional liability lawsuits. Eleven lawsuits are are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee (DOJ) had commenced a civil investigation of potential violations of the False Claims Act (FCA). In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two facilities that were the subject of the original CID. In connection with this matter, between July 2013 and early February 2016, the Company has received three civil investigative demands (a form of subpoena) for documents and information relating to our practices and policies for rehabilitation, and other services, and our preadmission evaluation forms (PAEs) required by TennCare. We have responded to those requests. The DOJ’s investigation now covers all of the Company’s facilities, but thus far only documents from six of our facilities have been requested. The Company expects to receive information regarding the DOJ's position with respect to this investigation in the near future. The Company cannot predict the outcome of this investigation or any possible related proceedings, and the outcome could have a materially adverse effect on the Company, including the imposition of damages, fines, penalties and/or a corporate integrity agreement, but the Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
In January 2009, a purported class action complaint was filed in the Circuit Court of Garland County, Arkansas against the Company and certain of its subsidiaries and Garland Nursing & Rehabilitation Center (the “Facility”). The complaint alleges that the defendants breached their statutory and contractual obligations to the patients of the Facility over the five-year period prior to the filing of the complaints. On June 4, 2015, the Supreme Court of Arkansas issued a ruling in a lawsuit against another provider that may impact this action. In that case, the Court ruled that a lawsuit against several facilities formerly operated by Golden Living could proceed as a class action. The lawsuit against the Company remains in its early stages and has not yet been certified by the court as a class action. The Company intends to defend the lawsuit vigorously.
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

May 5, 2016

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

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement No. 33-76150 on Form S-1).

10.1	Second Amended and Restated Term Loan and Security Agreement dated February 26, 2016.

10.2	Third Amended and Restated Revolving Loan and Security Agreement dated February 26, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document