Form 10-Q
period 2016-06-30
Diversicare Healthcare Services, Inc.
filed 2016-08-04
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,361,331
(Outstanding shares of the issuer’s common stock as of July 29, 2016)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,061	$4,585
Receivables, less allowance for doubtful accounts of $9,176 and $8,180, respectively	40,075	43,819
Other receivables	2,085	1,407
Prepaid expenses and other current assets	2,922	2,223
Income tax refundable	321	347
Current assets of discontinued operations	44	36
Deferred income taxes	7,426	7,999
Total current assets	55,934	60,416
PROPERTY AND EQUIPMENT, at cost	123,856	114,383
Less accumulated depreciation and amortization	(65,393)	(62,110)
Property and equipment, net	58,463	52,273
OTHER ASSETS:
Deferred income taxes	14,238	11,762
Deferred lease and other costs, net	208	382
Investment in unconsolidated affiliate	859	798
Other noncurrent assets	2,162	3,994
Acquired leasehold interest, net	7,267	7,459
Total other assets	24,734	24,395
	$139,131	$137,084
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	June 30, 2016	December 31, 2015
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations	$7,385	$6,603
Trade accounts payable	11,392	10,136
Current liabilities of discontinued operations	417	345
Accrued expenses:
Payroll and employee benefits	14,929	14,404
Self-insurance reserves, current portion	9,608	10,224
Other current liabilities	5,627	5,652
Total current liabilities	49,358	47,364
NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion and deferred financing costs	55,958	53,297
Self-insurance reserves, noncurrent portion	11,595	12,344
Other noncurrent liabilities	11,818	10,812
Total noncurrent liabilities	79,371	76,453
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 6,593,000 and 6,513,000 shares issued, and 6,361,000 and 6,281,000 shares outstanding, respectively	66	65
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	21,472	21,142
Accumulated deficit	(8,020)	(5,053)
Accumulated other comprehensive loss	(616)	(387)
Total shareholders’ equity	10,402	13,267
	$139,131	$137,084
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2016	2015
PATIENT REVENUES, net	$95,805	$96,288
EXPENSES:
Operating	78,385	76,652
Lease and rent expense	6,854	7,186
Professional liability	1,934	1,926
General and administrative	6,881	6,341
Depreciation and amortization	2,060	1,863
Lease termination costs	2,008	—
Total expenses	98,122	93,968
OPERATING INCOME (LOSS)	(2,317)	2,320
OTHER EXPENSE:
Equity in net income of unconsolidated affiliate	28	75
Interest expense, net	(1,158)	(1,049)
Total other expense	(1,130)	(974)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,447)	1,346
BENEFIT (PROVISION) FOR INCOME TAXES	1,297	(539)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,150)	807
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $0 and $224, respectively	—	(299)
NET INCOME (LOSS)	(2,150)	508
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$(0.35)	$0.13
Discontinued operations	—	(0.05)
	$(0.35)	$0.08
Per common share – diluted
Continuing operations	$(0.35)	$0.13
Discontinued operations	—	(0.05)
	$(0.35)	$0.08
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,211	6,098
Diluted	6,211	6,327

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended June 30,
	2016	2015
NET INCOME (LOSS)	$(2,150)	$508
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	181	53
Less: reclassification adjustment for amounts recognized in net income	(119)	(116)
Total other comprehensive income (loss)	62	(63)
COMPREHENSIVE INCOME (LOSS)	$(2,088)	$445

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Six Months Ended June 30,
	2016	2015
PATIENT REVENUES, net	$193,750	$191,513
EXPENSES:
Operating	157,003	153,797
Lease and rent expense	14,106	14,331
Professional liability	4,000	4,081
General and administrative	13,615	12,392
Depreciation and amortization	4,063	3,742
Lease termination costs	2,008	—
Total expenses	194,795	188,343
OPERATING INCOME (LOSS)	(1,045)	3,170
OTHER EXPENSE:
Equity in net income of unconsolidated affiliate	61	183
Interest expense, net	(2,228)	(1,999)
Debt retirement costs	(351)	—
Total other expense	(2,518)	(1,816)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,563)	1,354
BENEFIT (PROVISION) FOR INCOME TAXES	1,339	(542)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,224)	812
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $21 and $392, respectively	(37)	(562)
NET INCOME (LOSS)	(2,261)	250
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$(0.36)	$0.13
Discontinued operations	(0.01)	(0.09)
	$(0.37)	$0.04
Per common share – diluted
Continuing operations	$(0.36)	$0.13
Discontinued operations	(0.01)	(0.09)
	$(0.37)	$0.04
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.11	$0.11
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,185	6,072
Diluted	6,185	6,302

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Six Months Ended June 30,
	2016	2015
NET INCOME (LOSS)	$(2,261)	$250
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	492	231
Less: reclassification adjustment for amounts recognized in net income	(263)	(236)
Total other comprehensive income (loss)	229	(5)
COMPREHENSIVE INCOME (LOSS)	$(2,032)	$245

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Six Months Ended June 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,261)	$250
Discontinued operations	(37)	(562)
Income (loss) from continuing operations	(2,224)	812
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4,063	3,742
Provision for doubtful accounts	3,661	3,306
Deferred income tax provision (benefit)	(1,689)	112
Provision for self-insured professional liability, net of cash payments	1,595	1,706
Stock-based compensation	486	702
Equity in net income of unconsolidated affiliate, net of investment	(61)	(183)
Debt retirement costs	351	—
Provision for leases in excess of cash payments	(1,093)	(802)
Lease termination costs, net of cash payments	1,958	—
Other	358	189
Changes in assets and liabilities affecting operating activities:
Receivables, net	(710)	(9,693)
Prepaid expenses and other assets	(384)	(829)
Trade accounts payable and accrued expenses	1,688	1,235
Net cash provided by continuing operations	7,999	297
Discontinued operations	(2,879)	(3,591)
Net cash provided by (used in) operating activities	5,120	(3,294)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,055)	(2,360)
Acquisition of property and equipment through business combination	—	(7,000)
Change in restricted cash	1,658	2,490
Deposits and other deferred balances	—	(9)
Net cash used in continuing operations	(8,397)	(6,879)
Discontinued operations	—	—
Net cash used in investing activities	(8,397)	(6,879)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(66,422)	(7,672)
Proceeds from issuance of debt	71,066	18,855
Financing costs	(1,795)	(180)
Issuance and redemption of employee equity awards	(96)	33
Payment of common stock dividends	(683)	(672)
Payment for preferred stock restructuring	(317)	(307)
Net cash provided by financing activities	1,753	10,057
Discontinued operations	—	—
Net cash provided by financing activities	$1,753	$10,057

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Six Months Ended June 30,
	2016	2015
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(1,524)	$(116)
CASH AND CASH EQUIVALENTS, beginning of period	4,585	3,818
CASH AND CASH EQUIVALENTS, end of period	$3,061	$3,702
SUPPLEMENTAL INFORMATION:
Cash payments of interest	$1,904	$1,761
Cash payments of income taxes	$332	$156
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016 AND 2015

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
As of June 30, 2016, the Company’s continuing operations consist of 54 nursing centers with 5,879 licensed nursing beds. The Company owns 17 and leases 37 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted and residential living beds.

2.	CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements include the operations and accounts of Diversicare Healthcare Services and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The investment in an unconsolidated affiliate (a 50 percent-owned joint venture partnership) is accounted for using the equity method and is described in Note 8 to the interim consolidated financial statements.
The interim consolidated financial statements for the three and six month periods ended June 30, 2016 and 2015, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2016, and the results of operations for the three and six month periods ended June 30, 2016 and 2015, and cash flows for the six month periods ended June 30, 2016 and 2015. The Company’s balance sheet information at December 31, 2015, was derived from its audited consolidated financial statements as of December 31, 2015.
The results of operations for the periods ended June 30, 2016 and 2015 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

3.	RECENT ACCOUNTING GUIDANCE
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In March 2016, the FASB issued an update to ASU No. 2014-09 in the form of ASU No. 2016-08, which amended the principal-versus-agent implementation guidance and illustrations in the new revenue guidance. The update clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued another update to the new revenue standard in the form of ASU No. 2016-10, which amends the guidance on identifying performance obligations and the implementation guidance on licensing. In May 2016, ASU No. 2016-12 was issued, which amends the new revenue recognition guidance on transition, collectibility, noncash consideration and the presentation of taxes. The new revenue standard (including updates) will be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. We will adopt the requirements of this standard effective January 1, 2018, and are currently evaluating the impact of the adoption on our financial condition and results of operations.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835), which amends and simplifies the presentation of debt issuance costs. The main provisions of the standard require that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and amortization of the debt issuance costs must be reported as interest expense. The Company adopted ASU No. 2015-03 as of January 1, 2016. The new standard was applied on a retroactive basis and the Company has complied with the applicable disclosures for a change in accounting principle. The adoption of this guidance has not had a material impact on the Company's consolidated financial statements.

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on our balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. Upon adoption, the Company anticipates reclassifying deferred income taxes of approximately $7,426,000 from current to non-current assets.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard requires that a lessee of operating leases recognize in the statement of financial position a liability to make lease payments (the lease liability) and a right-of-use asset representing its right to use the underlying asset for the lease term. The lease liability will be equal to the present value of lease payments, with the right-of-use asset based upon the lease liability. The classification criteria for distinguishing between finance (or capital) leases and operating leases are substantially similar to the previous lease guidance. As such, operating leases will result in straight-line rent expense similar to current practice. For short-term leases (term of 12 months or less), a lessee is permitted to make an accounting election not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The guidance is effective for annual and interim periods beginning after December 15, 2018, and will require application of the new guidance at the beginning of the earliest comparable period presented. Early adoption is permitted. The new standard must be adopted using a modified retrospective transition. The adoption of this standard is expected to have a material impact on the Company’s financial position. The Company is still evaluating the impact on its results of operations and expects no material impact on liquidity.
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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72,500,000 with a five-year maturity through February 26, 2021, and a $27,500,000 Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities are based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30,000,000. As of June 30, 2016, the interest rate related to the Amended Mortgage Loan was 4.46%. The Amended Mortgage Loan is secured by seventeen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. The Amended Mortgage Loan balance was $59,597,000 as of June 30, 2016.
As of June 30, 2016, the Company had $5,500,000 borrowings outstanding under the Amended Revolver compared to $12,900,000 outstanding as of December 31, 2015. The outstanding borrowings on the revolver primarily compensate for accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under the Amended Revolver are 3.00% of the amount outstanding. The Company has ten letters of credit with a total value of $7,868,000 outstanding as of June 30, 2016. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27,500,000, the balance available for borrowing under the Amended Revolver was $10,824,000 at June 30, 2016.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. As of June 30, 2016, the Company was compliant with the amended covenants as described in Note 10 to the interim consolidated financial statements.

Interest Rate Swap Transaction
As part of the debt agreements entered into in April 2013, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income. In conjunction with the Amendment to the Credit Agreement, the Company amended the terms of its interest rate swap on February 26, 2016. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the initial notional amount of $30,000,000 at an annual fixed rate of 5.79% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amount.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at June 30, 2016, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $1,189,000 at June 30, 2016. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The liability related to the interest rate swap included in accumulated other comprehensive loss at June 30, 2016 is $737,180, net of the income tax benefit of $451,820. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

5.	COMMITMENTS AND CONTINGENCIES
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
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $20,307,000 as of June 30, 2016. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
As of June 30, 2016, the Company is engaged in 55 professional liability lawsuits. Ten lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $1,542,000 and $1,607,000 for the six months ended June 30, 2016 and 2015, respectively.
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
Civil Investigative Demand ("CID")
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee ("DOJ") had commenced a civil investigation of potential violations of the False Claims Act ("FCA").
In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two facilities that were the subject of the original CID. In connection with this matter, between July 2013 and early February 2016, the Company has received three civil investigative demands (a form of subpoena) for documents and information relating to our practices and policies for rehabilitation, and other services, our preadmission evaluation forms ("PAEs") required by TennCare and our Pre-Admission Screening and Resident Reviews ("PASSRs") submitted to TennCare. We have responded to those requests and are providing additional information to DOJ. The DOJ’s civil investigation now covers all of the Company’s facilities, but thus far only documents from six of our facilities have been requested.
In June 2016, the Company received an authorized investigative demand (a form of subpoena) for documents in connection with a criminal investigation by the DOJ related to our practices with respect to PAEs and PASSRs. The Company intends to provide documents responsive to the subpoena. The Company cannot predict the outcome of these investigations or any possible related proceedings, and the outcome could have a materially adverse effect on the Company, including the imposition of damages, criminal charges, fines, penalties and/or a corporate integrity agreement. The Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2007 until June 30, 2008, the Company is completely self-insured for workers' compensation exposure. From July 1, 2008 through June 30, 2016, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $232,000 at June 30, 2016. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,156,000 as of June 30, 2016. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of June 30, 2016, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $664,000 at June 30, 2016. The differences between actual settlements and reserves are included in expense in the period finalized.

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

In June 2008, the Company adopted the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (“Stock Purchase Plan”). The Stock Purchase Plan provides for the granting of rights to purchase shares of the Company's common stock to directors and officers and 150,000 shares of the Company's common stock has been reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan allows participants to elect to utilize a specified portion of base salary, annual cash bonus, or director compensation to purchase restricted shares or restricted share units (“RSU's”) at 85% of the quoted market price of a share of the Company's common stock on the date of purchase. The restriction period under the Stock Purchase Plan is generally two years from the date of purchase and during which the shares will have the rights to receive dividends, however, the restricted share certificates will not be delivered to the shareholder and the shares cannot be sold, assigned or disposed of during the restriction period. In June 2016, our shareholders approved an amendment to the Stock Purchase Plan to increase the number of shares of our common stock authorized under the Plan from 150,000 shares to 350,000 shares. No grants can be made under the Stock Purchase Plan after April 25, 2028.
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

Equity Grants and Valuations
During the six months ended June 30, 2016 and 2015, the Compensation Committee of the Board of Directors approved grants totaling approximately 83,000 and 74,000 shares of restricted common stock to certain employees and members of the Board of Directors, respectively. The fair value of restricted shares are determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest 33% on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed. Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2015	232,000	$6.97
Granted	—	—
Exercised	(1,000)	3.91
Expired or cancelled	—	—
Outstanding, June 30, 2016	231,000	$6.98

Exercisable, June 30, 2016	222,000	$6.83

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2015	141,000	$9.07
Granted	83,000	8.87
Dividend Equivalents	2,000	8.40
Vested	(68,000)	7.85
Cancelled	(4,000)	9.66
Outstanding, June 30, 2016	154,000	$9.48

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2015	62,000	$9.58
Granted	17,000	8.87
Dividend Equivalents	1,000	8.35
Vested	(24,000)	5.69
Cancelled	—	—
Outstanding, June 30, 2016	56,000	$11.04

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

While no SOSARs or Options were granted during 2016 and 2015, previously granted SOSARs and Options remain outstanding as of June 30, 2016. The following table summarizes information regarding stock options and SOSAR grants outstanding as of June 30, 2016:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$10.21 to $11.59	$10.88	62,000	$—	52,000	$—
$2.37 to $6.21	$5.55	170,000	$440,000	170,000	$441,000
		232,000		222,000
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $486,000 and $702,000 in the six month periods ended June 30, 2016 and 2015, respectively.

7.	EARNINGS (LOSS) PER COMMON SHARE
Information with respect to basic and diluted net income (loss) per common share is presented below in thousands, except per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)
Income (loss) from continuing operations	$(2,150)	$807	(2,224)	812
Loss from discontinued operations, net of income taxes	—	(299)	(37)	(562)
Net income (loss)	$(2,150)	$508	$(2,261)	$250

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$(0.35)	$0.13	$(0.36)	$0.13
Loss from discontinued operations	—	(0.05)	(0.01)	(0.09)
Net income (loss) per common share – basic	$(0.35)	$0.08	$(0.37)	$0.04
Per common share – diluted
Income (loss) from continuing operations	$(0.35)	$0.13	$(0.36)	$0.13
Loss from discontinued operations	—	(0.05)	(0.01)	(0.09)
Net income (loss) per common share – diluted	$(0.35)	$0.08	$(0.37)	$0.04
Weighted Average Common Shares Outstanding:
Basic	6,211	6,098	6,185	6,072
Diluted	6,211	6,327	6,185	6,302
The effects of 62,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the six months ended June 30, 2016, because these securities would have been anti-dilutive. For the six months ended June 30, 2015, none of the securities were excluded from the computation.

8. EQUITY METHOD INVESTMENT
The investment in unconsolidated affiliate reflected on the interim consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns 50%. This investment in unconsolidated affiliate is accounted for using the equity method as the Company exerts significant influence, but does not control or otherwise consolidate the entity. The investment in unconsolidated affiliate balance at June 30, 2016, was $859,000 as compared to $798,000 at December 31, 2015. Additionally, the Company's share of the net profits and losses of the unconsolidated affiliate are reported in equity in net earnings or losses of unconsolidated affiliate in our statement of operations. The Company's equity in the net income of unconsolidated affiliate for the quarter ended June 30, 2016, was $28,000 as compared to $75,000 for the quarter ended June 30, 2015. For the six-month period ended June 30, 2016, the equity in the net income of unconsolidated affiliate was $61,000 compared to $183,000 for the six-month period ended June 30, 2015.

9.	BUSINESS DEVELOPMENTS AND OTHER SIGNIFICANT TRANSACTIONS
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

	Hutchinson	Clinton Place
Purchase Price	$4,250,000	$3,300,000
Acquisition Costs	43,000	34,000
	$4,293,000	$3,334,000

Allocation:
Buildings	3,443,000	2,898,000
Land	365,000	267,000
Furniture, Fixtures and Equipment	485,000	169,000
	$4,293,000	$3,334,000

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
$3,900,000

2016 Lease Termination
On May 31, 2016, the Company entered into an Agreement with Avon Ohio, LLC to amend the original lease agreement, thus terminating Diversicare's right of possession of the facility. As a result, the Company incurred lease termination costs of $2.0 million in the second quarter of 2016. Under the amended agreement, we are required to pay $0.3 million per year through the term of the original lease agreement, July 31, 2024. For accounting purposes, this transaction was not reported as a discontinued operation, which is in accordance with the modified authoritative guidance for reporting discontinued operations, effective January 1, 2015. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results.

10.	SUBSEQUENT EVENT

On August 3, 2016, the Company executed a First Amendment to the Amended Revolver and a First Amendment to the Amended Mortgage Loan, effective June 30, 2016. Under the terms of the Amendments, the minimum fixed charge coverage ratio shall not be less than 1.00 to 1.00 for the quarters ending June 30, 2016, September 30, 2016 and December 31, 2016 and 1.05 to 1.00 for the quarter ending March 31, 2017 and for each quarter thereafter. Further, the minimum Adjusted EBITDA shall not be less than $9,500,000 for the quarter ending June 30, 2016, $8,500,000 for the quarter ending September 30, 2016, $9,500,000 for the quarter ending December 31, 2016, and $10,000,000 for the quarter ending March 31, 2017, and for each quarter thereafter.

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
As of June 30, 2016, the Company’s continuing operations consist of 54 nursing centers with 5,879 licensed nursing beds. The Company owns 17 and leases 37 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted living and residential beds.
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

	Three Months Ended
	June 30, 2016	September 30, 2010
As a percent of total census:
Medicare census	11.7%	12.3%
Managed Care census	3.5%	1.3%
Total skilled mix census	15.2%	13.6%
As a percent of total revenues:
Medicare revenues	27.6%	29.3%
Managed Care revenues	6.8%	2.8%
Total skilled mix revenues	34.4%	32.1%
Medicare average rate per day:	$456.91	$394.23
The initiatives have developed positive results in growing our skilled patient population, increasing the Managed Care census to 3.5% of total census in the second quarter of 2016, as compared to 1.3% in the third quarter of 2010, and total skilled mix census to 15.2% from 13.6% over the same period.

Implementing Electronic Medical Records to improve Medicaid capture:
As another part of our strategic operating initiative, we implemented EMR to improve documentation of the delivery of care. We completed the implementation of EMR in all our nursing centers in December 2011, on time and under budget. A comparison of our most recent quarter versus the third quarter of 2010 reflects the increase in our average Medicaid rate per day:

	Three Months Ended
	June 30, 2016	September 30, 2010
Medicaid average rate per day:	$168.36	$147.93

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
As part of our strategic efforts, we have also performed thorough analyses on our existing centers in order to determine whether continuing operations within certain markets or regions was in line with the short-term and long-term strategy of the business. As a result, we disposed of an owned building in Arkansas in 2012, and reached an agreement to terminate our lease for eleven other facilities in Arkansas in 2013. In addition in 2014, the Company disposed of an owned building and two leased facilities in West Virginia. As a result of these transactions, we no longer operate within the states of Arkansas or West Virginia. In May 2016, we ceased operations at our Avon, Ohio facility, thus terminating our lease with Avon Ohio, LLC. This transaction was not reported as a discontinued operation as described in Note 9 to the interim consolidated financial statements.
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
Revenue Sources
We classify our revenues from patients and residents into four major categories: Medicaid, Medicare, Managed Care, and Private Pay and other. Medicaid revenues are composed of the traditional Medicaid program established to provide benefits to those in need of financial assistance in the securing of medical services. Medicare revenues include revenues received under both Part A and Part B of the Medicare program. Managed Care revenues include payments for patients who are insured by a third-party entity, typically called a Health Maintenance Organization, often referred to as an HMO plan, or are Medicare beneficiaries who assign their Medicare benefits to a Managed Care replacement plan often referred to as Medicare replacement products. The Private Pay and other revenues are composed primarily of individuals or parties who directly pay for their services. Included in the Private Pay and other payors are patients who are hospice beneficiaries as well as the recipients of Veterans Administration benefits. Veterans Administration payments are made pursuant to renewable contracts negotiated with these payors.

The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Medicaid	$48,339	50.5%	$46,291	48.1%	$95,545	49.3%	$91,050	47.5%
Medicare	26,397	27.6	28,059	29.1	54,418	28.1	57,574	30.1
Managed Care	6,531	6.8	6,727	7.0	13,933	7.2	13,577	7.1
Private Pay and other	14,538	15.1	15,211	15.8	29,854	15.4	29,312	15.3
Total	$95,805	100.0%	$96,288	100.0%	$193,750	100.0%	$191,513	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Medicaid	3,138	68.3%	3,078	66.8%	3,113	67.4%	3,059	66.6%
Medicare	538	11.7	574	12.5	556	12.0	599	13.0
Managed Care	161	3.5	167	3.6	170	3.7	175	3.8
Private Pay and other	758	16.5	791	17.1	781	16.9	762	16.6
Total	4,595	100.0%	4,610	100.0%	4,620	100.0%	4,595	100.0%
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
In July 2016, CMS issued its final rule outlining fiscal year 2017 Medicare payment rates and quality programs for skilled nursing facilities. The policies in the proposed rule continue to shift Medicare payments from volume to value. CMS projects that aggregate payments to skilled nursing facilities will increase by a net 2.4% for fiscal year 2017. This estimate increase reflected a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity (MFP) adjustment required by the Patient Protection and Affordable Care Act (PPACA). This final rule also further defines the skilled nursing facilities Quality Reporting Program and clarifies the Value-Based Purchasing Program to establish performance standards, baseline and performance periods, performance scoring methodology and feedback reports. The Value-Based Purchasing Program final rule specifies the skilled nursing facility 30-day potentially preventable readmission measure, which assesses the facility-level risk standardized rate of unplanned, potentially preventable hospital readmissions for skilled nursing facility patients within 30 days of discharge from a prior admission to a hospital paid under the Inpatient Prospective Payment System, a critical access hospital, or a psychiatric hospital. There is also finalized additional policies related to the Value-Based Purchasing Program including: establishing performance standards; establishing baseline and performance periods; adopting a performance scoring methodology; and providing confidential feedback reports to the skilled nursing facilities.

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
We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in 2015, along with increased Medicaid acuity in our acuity based states, were the primary contributor to our 1.8% increase in average rate per day for Medicaid patients in 2016 compared to 2015. Based on the rate changes received during the third quarter of 2015, we have experienced a favorable impact to our rate per day for Medicaid patients due to modest rate increases in many of the states within which we operate.
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

We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the six months ended June 30, 2016, we derived 27.6% and 50.5% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of June 30, 2016, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$74,851	$9,646	$7,660	$57,545	$—
Settlement obligations (2)	3,432	3,432	—	—	—
Elimination of Preferred Stock Conversion feature (3)	1,546	687	859	—	—
Operating leases (4)	537,275	30,839	62,986	65,527	377,923
Required capital expenditures under operating leases (5)	2,335	201	403	403	1,328
Total	$619,439	$44,805	$71,908	$123,475	$379,251

(1)
Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations. Our long-term debt obligations increased $0.2 million between December 31, 2015 and June 30, 2016, which is related to our Amended and Restated Credit agreements. See Note 4, "Long-Term Debt and Interest Rate Swap," to the interim consolidated financial statements included in this report for additional information.

(2)
Settlement obligations relate to professional liability cases that are expected to be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.

(3)
Payments to Omega Health Investors ("Omega"), from which we lease 35 nursing centers, for the elimination of the preferred stock conversion feature in connection with restructuring the preferred stock and master lease agreements. Monthly payments of approximately $57,000 will be made through the end of the initial lease period that ends in September 2018.

(4)
Represents lease payments under our operating lease agreements. Assumes all renewal periods are enacted. Our operating lease obligations decreased $35.6 million between December 31, 2015 and June 30, 2016, which is related to our purchase of the Clinton and Hutchinson facilities.

(5)	Includes annual expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1,789,000 as of June 30, 2016. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on June 30, 2016, the potential contingent liability for the repurchase of the equity grants is $251,000.

Results of Operations
The following tables present the unaudited interim statements of operations and related data for the three and six month periods ended June 30, 2016 and 2015:

(in thousands)	Three Months Ended June 30,
	2016	2015	Change	%
PATIENT REVENUES, net	$95,805	$96,288	$(483)	(0.5)%
EXPENSES:
Operating	78,385	76,652	1,733	2.3%
Lease and rent expense	6,854	7,186	(332)	(4.6)%
Professional liability	1,934	1,926	8	0.4%
General and administrative	6,881	6,341	540	8.5%
Depreciation and amortization	2,060	1,863	197	10.6%
Lease termination costs	2,008	—	2,008	100.0%
Total expenses	98,122	93,968	4,154	4.4%
OPERATING INCOME (LOSS)	(2,317)	2,320	(4,637)	(199.9)%
OTHER INCOME (EXPENSE):
Equity in net income of unconsolidated affiliate	28	75	(47)	(62.7)%
Interest expense, net	(1,158)	(1,049)	(109)	(10.4)%
	(1,130)	(974)	(156)	(16.0)%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,447)	1,346	(4,793)	(356.1)%
BENEFIT (PROVISION) FOR INCOME TAXES	1,297	(539)	1,836	340.6%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(2,150)	$807	$(2,957)	(366.4)%

(in thousands)	Six Months Ended June 30,
	2016	2015	Change	%
PATIENT REVENUES, net	$193,750	$191,513	$2,237	1.2%
EXPENSES:
Operating	157,003	153,797	3,206	2.1%
Lease and rent expense	14,106	14,331	(225)	(1.6)%
Professional liability	4,000	4,081	(81)	(2.0)%
General and administrative	13,615	12,392	1,223	9.9%
Depreciation and amortization	4,063	3,742	321	8.6%
Lease termination costs	2,008	—	2,008	100.0%
Total expenses	194,795	188,343	6,452	3.4%
OPERATING INCOME (LOSS)	(1,045)	3,170	(4,215)	(133.0)%
OTHER INCOME (EXPENSE):
Equity in net income of unconsolidated affiliate	61	183	(122)	66.7%
Interest expense, net	(2,228)	(1,999)	(229)	(11.5)%
Debt retirement costs	(351)	—	(351)	100.0%
	(2,518)	(1,816)	(702)	(38.7)%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,563)	1,354	(4,917)	(363.1)%
BENEFIT (PROVISION) FOR INCOME TAXES	1,339	(542)	1,881	347.0%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(2,224)	$812	$(3,036)	(373.9)%

Percentage of Net Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Operating	81.8	79.6	81.0	80.3
Lease and rent expense	7.2	7.5	7.3	7.5
Professional liability	2.0	2.0	2.1	2.1
General and administrative	7.2	6.6	7.0	6.5
Depreciation and amortization	2.2	1.9	2.1	2.0
Lease termination costs	2.1	—	1.0	—
Total expenses	102.5	97.6	100.5	98.4
OPERATING INCOME (LOSS)	(2.5)	2.4	(0.5)	1.6
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	—	0.1	—	0.1
Interest expense, net	(1.2)	(1.1)	(1.1)	(1.0)
Debt retirement costs	—	—	(0.2)	—
	(1.2)	(1.0)	(1.3)	(0.9)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3.7)	1.4	(1.8)	0.7
BENEFIT (PROVISION) FOR INCOME TAXES	1.4	(0.6)	0.7	(0.3)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2.3)%	0.8%	(1.1)%	0.4%

Three Months Ended June 30, 2016 Compared With Three Months Ended June 30, 2015
Patient Revenues
Patient revenues were $95.8 million and $96.3 million for the three months ended June 30, 2016 and 2015, respectively, a decrease of $0.5 million. The following table summarizes the revenue fluctuations attributable to our portfolio growth (in thousands):

	Three Months Ended June 30,
	2016	2015	Change
Same-store revenue	$91,873	$93,227	$(1,354)
2015 acquisition revenue	3,932	3,061	871
Total revenue	$95,805	$96,288	$(483)
The overall decrease in revenue of $0.5 million is primarily driven by a decrease in census related to our same-store Medicare and Private payors of $1.9 million and $0.7 million, respectively. This was partially offset by the Medicaid rate and census increase of $0.8 million and $0.5 million, respectively. Incremental revenue contributions from acquisition activity in 2015 of $0.9 million offset our decrease in same-store revenue for the quarter.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended June 30,
	2016	2015
Skilled nursing occupancy	76.7%	76.8%
As a percent of total census:
Medicare census	11.7%	12.5%
Medicaid census	68.3%	66.8%
Managed Care census	3.5%	3.6%
As a percent of total revenues:
Medicare revenues	27.6%	29.1%
Medicaid revenues	50.5%	48.1%
Managed Care revenues	6.8%	7.0%
Average rate per day:
Medicare	$456.91	$457.46
Medicaid	$168.36	$165.30
Managed Care	$388.45	$384.64

Operating Expense
Operating expense increased in the second quarter of 2016 to $78.4 million as compared to $76.7 million in the second quarter of 2015. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Three Months Ended June 30,
	2016	2015	Change
Same-store operating expense	$75,276	$74,320	$956
2015 acquisition expense	3,109	2,332	777
Total expense	$78,385	$76,652	$1,733
Operating expense increased as a percentage of revenue at 81.8% for the second quarter of 2016 as compared to 79.6% for the second quarter of 2015. The increase is driven partially by the $0.8 million increase in operating costs attributable to the nursing center operations acquired in 2015. Considering the aforementioned addition of the new centers, we experienced an increase of $0.7 million in health insurance premiums in 2016 compared to the prior year. Additionally, bad debt expense increased by $0.2 million in the second quarter of 2016 compared to the second quarter of 2015.
Lease Expense
Lease expense decreased in the second quarter of 2016 to $6.9 million as compared to $7.2 million in the second quarter of 2015. The decrease in lease expense was primarily attributable to the purchase of Clinton and Hutchinson in February 2016.
Professional Liability
Professional liability expense was $1.9 million in the second quarter of 2016 and 2015. Our cash expenditures for professional liability costs of continuing operations were $0.9 million and $0.8 million for the second quarters of 2016 and 2015, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $6.9 million in the second quarter of 2016 as compared to $6.3 million in the second quarter of 2015, an increase of $0.6 million, and increased slightly as a percentage of revenue from 6.6% in 2015 to 7.2% in 2016. The increase in general and administrative expense is primarily attributable to an increase in salaries of $0.2 million in the second quarter of 2016 compared to the second quarter of 2015. Additionally, legal fees increased by $0.4 million in the second quarter of 2016 compared to the second quarter of 2015, related to regulatory expenses.
Depreciation and Amortization
Depreciation and amortization expense was approximately $2.1 million in the second quarter of 2016 as compared to $1.9 million in 2015. The increase in depreciation expense relates to fixed assets at the newly leased and acquired centers.
Lease Termination Costs
Lease termination costs were $2.0 million in 2016 due to the termination of the Avon, Ohio operating lease in May 2016.
Interest Expense, Net
Interest expense was $1.2 million in the second quarter of 2016 and $1.0 million in the second quarter of 2015, an increase of $0.2 million. The increase was primarily attributable to higher debt balances in 2016 as a result of higher outstanding borrowings on the revolving credit facility as a result of the purchase of Hutchinson and Clinton in the first quarter of 2016.
Income (loss) from Continuing Operations before Income Taxes; Income (loss) from Continuing Operations per Common Share
As a result of the above, continuing operations loss of $3.4 million before income taxes for the second quarter of 2016 as compared to income of $1.3 million for the second quarter of 2015. The benefit for income taxes was $1.3 million for the second quarter of 2016, as compared to a provision of $0.5 million for the second quarter of 2015. The basic and diluted loss per common share from continuing operations were both $0.35 for the second quarter of 2016 as compared to both basic and diluted income per common share from continuing operations of $0.13 in the second quarter of 2015.

Six Months Ended June 30, 2016 Compared With Six Months Ended June 30, 2015
Patient Revenues
Patient revenues were $193.8 million and $191.5 million for the six months ended June 30, 2016 and 2015, respectively, an increase of $2.3 million. The following table summarizes the revenue increases attributable to our portfolio growth (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Same-store revenue	$185,876	$186,697	$(821)
2015 acquisition revenue	7,874	4,816	3,058
Total revenue	$193,750	$191,513	$2,237
The overall increase in revenue of $2.3 million is attributable to increased revenue contributions from acquisition activity in 2015 of $3.1 million. The same-store revenues decreased by $0.8 million in 2016 compared to the same period in 2015, primarily driven by a 9.2% decline in Medicare census, resulting in a decrease in revenue of $4.5 million. This was offset by an increase in Medicaid and Hospice census of $0.8 million and $0.9 million, respectively, as well as an increase in Medicaid and Private payor rates of $1.6 million and $0.5 million, respectively.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Six Months Ended June 30,
	2016	2015
Skilled nursing occupancy	76.7%	76.9%
As a percent of total census:
Medicare census	12.0%	13.0%
Medicaid census	67.4%	66.6%
Managed Care census	3.7%	3.8%
As a percent of total revenues:
Medicare revenues	28.1%	30.1%
Medicaid revenues	49.3%	47.5%
Managed Care revenues	7.2%	7.1%
Average rate per day:
Medicare	$455.15	$455.59
Medicaid	$167.86	$164.85
Managed Care	$391.86	$388.67

Operating Expense
Operating expense increased in 2016 to $157.0 million as compared to $153.8 million in 2015. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Six Months Ended June 30,
	2016	2015	Change
Same-store operating expense	$150,715	$149,858	$857
2015 acquisition expense	6,288	3,939	2,349
Total expense	$157,003	$153,797	$3,206
Operating expense increased as a percentage of revenue at 81.0% for 2016 as compared to 80.3% for 2015. The majority of the $3.2 million increase in operating expenses is attributable to the nursing center operations assumed in 2015, amounting to $2.3 million. Additionally, our same-store centers bad debt expense and bad debt crossovers increased by $0.3 million and $0.3 million, respectively. Health insurance premiums and provider taxes increased by $0.5 million and $0.3 million, respectively, which was partially offset by a $0.3 million decrease in nursing and ancillary expenses. Wages and related payroll taxes decreased by $0.4 million year over year.
Lease Expense
Lease expense decreased in 2016 to $14.1 million as compared to $14.3 million in 2015. The decrease in lease expense was primarily attributable to the purchase of Clinton and Hutchinson in February 2016.
Professional Liability
Professional liability expense was $4.0 million in 2016 compared to $4.1 million in 2015, a decrease of $0.1 million. Our cash expenditures for professional liability costs of continuing operations were $1.5 million and $1.6 million for 2016 and 2015, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $13.6 million in 2016 as compared to $12.4 million in 2015, an increase of $1.2 million, and increased slightly as a percentage of revenue from 6.5% in 2015 to 7.0% in 2016. The increase in general and administrative expense is partially attributable to an increase in salaries of $0.4 million in 2016 compared to 2015. Additionally, legal and consulting fees increased by $0.2 million and $0.2 million, respectively, in 2016 compared to 2015, related to regulatory expenses.
Depreciation and Amortization
Depreciation and amortization expense was approximately $4.1 million in 2016 as compared to $3.7 million in 2015. The increase in depreciation expense relates to fixed assets at the newly leased and acquired centers.
Lease Termination Costs
Lease termination costs were $2.0 million in 2016 due to the termination of the Avon, Ohio operating lease in May 2016.
Interest Expense, Net
Interest expense was $2.2 million in 2016 and $2.0 million in 2015, an increase of $0.2 million. The increase was primarily attributable to higher debt balances in 2016 as a result of higher outstanding borrowings on the revolving credit facility as a result of the purchase of Hutchinson and Clinton during the first quarter of 2016.
Debt retirement costs
Debt retirement costs were $0.4 million in 2016, which relates to the write off of our term loan deferred financing costs, as a result of our debt refinance that took place in February 2016.

Income (loss) from Continuing Operations before Income Taxes; Income (loss) from Continuing Operations per Common Share
As a result of the above, continuing operations loss of $3.6 million before income taxes for 2016 as compared to income of $1.4 million in 2015. The benefit for income taxes was $1.3 million for the six months ended June 30, 2016, as compared to a provision of $0.5 million for the six months ended June 30, 2015. The basic and diluted loss per common share from continuing operations were both $0.36 for 2016 as compared to both basic and diluted income per common share from continuing operations of $0.13 in 2015.
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
Net cash provided by operating activities of continuing operations totaled $8.0 million in the six months ended June 30, 2016, compared to $0.3 million in the same period of 2015.
Our cash expenditures related to professional liability claims of continuing operations were $1.5 million and $1.6 million for six months ended June 30, 2016 and 2015, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $8.4 million and $6.9 million in 2016 and 2015, respectively. The increase is primarily attributable to the asset purchases of Hutchinson and Clinton in February 2016.
Financing activities of continuing operations provided cash of $1.8 million in 2016 primarily due to the new debt associated with the Company's refinance and repayments of debt obligations. In 2015, financing activities of continuing operations provided cash of $10.1 million primarily the acquisition of the Glasgow nursing center.

Dividends
On August 2, 2016, the Board of Directors declared a quarterly dividend of $0.055 per common share payable to shareholders of record as of September 30, 2016, to be paid on October 14, 2016. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.
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
As of June 30, 2016, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $20.3 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.

Capital Resources
As of June 30, 2016, we had $65.6 million of outstanding long-term debt and capital lease obligations. The $65.6 million total includes $0.5 million in capital lease obligations and $5.5 million currently outstanding on the revolving credit facility. The balance of the long-term debt is comprised of $59.6 million owed on our mortgage loan.
On February 26, 2016, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") which modified the terms of the Original Mortgage Loan and the Original Revolver Agreements dated April 30, 2013. The Credit Agreement increases the Company's borrowing capacity to $100.0 million allocated between a $72.5 million Mortgage Loan ("Amended Mortgage Loan") and a $27.5 million Revolver ("Amended Revolver"). The Amended Mortgage Loan consists of a $60 million term loan facility and a $12.5 million acquisition loan facility. Loan acquisition costs associated with the Amended Mortgage Loan and the Amended Revolver were capitalized in the amount of $1.8 million and are being amortized over the five-year term of the agreements. Additionally, the Glasgow term loan balance was consolidated into the new Credit Agreement.
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72.5 million with a five-year maturity through February 26, 2021, and a $27.5 million Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities are based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30.0 million. As of June 30, 2016, the interest rate related to the Amended Mortgage Loan was 4.46%. The Amended Mortgage Loan is secured by seventeen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
As of June 30, 2016, the Company had $5.5 million borrowings outstanding under the Amended Revolver compared to $12.9 million outstanding as of December 31, 2015. The outstanding borrowings on the revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under the Amended Revolver are 3.00% of the amount outstanding. The Company has ten letters of credit with a total value of $7.9 million outstanding as of June 30, 2016. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27.5 million, the balance available for borrowing under the Amended Revolver is $10.8 million at June 30, 2016.
Our lending agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. As of June 30, 2016, the Company was compliant with the amended covenants as described in Note 10 to the interim consolidated financial statements.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at June 30, 2016
Minimum fixed charge coverage ratio	1.00:1.00	1.03:1.00
Minimum adjusted EBITDA	$9.5 million	$9.8 million
EBITDAR (mortgaged centers)	$10.0 million	$13.7 million
Current ratio (as defined in agreement)	1.00:1.00	1.33:1.00
As part of the debt agreements entered into in February 2016, we amended our interest rate swap agreement with a member of the bank syndicate as the counterparty. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and carries an initial notional amount of $30.0 million. The interest rate swap agreement requires us to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to us based on LIBOR on the same notional amounts. We entered into the interest rate swap agreement to mitigate the variable interest rate risk on our outstanding mortgage borrowings.

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
Accounts receivable attributable to patient services of continuing operations totaled $49.3 million at June 30, 2016 compared to $52.0 million at December 31, 2015, representing approximately 46 days and 45 days revenue in accounts receivable, respectively. The decrease in accounts receivable is due to an increase in Medicaid collections from the centers undergoing the change in ownership process.
The allowance for bad debt was $9.2 million at June 30, 2016 as compared to $8.2 million at December 31, 2015. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Off-Balance Sheet Arrangements
We have ten letters of credit outstanding with an aggregate value of approximately $7.9 million as of June 30, 2016, the first of which serves as a security deposit for our facility lease with Omega in the amount of $4.6 million. The second letter of credit serves our initial funding of insurance policies with a captive insurance company in the amount of $1.0 million. The balance of the outstanding letters of credit relate to deposits at various leased facilities where the Company opted to issue letters of credit as a deposit in lieu of cash. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. Forward-looking statements are predictive in nature and are frequently identified by the use of terms such as "may," "will," "should," "expect," "believe," "estimate," "intend," and similar words indicating possible future expectations, events or actions. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully operate the nursing centers in Alabama, Kansas, Kentucky, Missouri, Ohio, and Indiana, our ability to increase census at our renovated centers, changes in governmental reimbursement, including the impact of the CMS final rule that has resulted in a reduction in Medicare reimbursement and our ability to mitigate the impact of the revenue reduction, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to extend or replace our current credit facility, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of state or Federal False Claims Acts, laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors, impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our centers, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015, for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of June 30, 2016, we had outstanding borrowings of approximately $65.1 million, $35.5 million of which was subject to variable interest rates. In connection with our February 2016 financing agreement, we entered into an interest rate swap with an initial notional amount of $30.0 million to mitigate the floating interest rate risk of a portion of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.4 million annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2016. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of June 30, 2016, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

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
As of June 30, 2016, we are engaged in 55 professional liability lawsuits. Ten lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee had commenced a civil investigation of potential violations of the FCA. In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two facilities that were the subject of the original CID. In connection with this matter, between July 2013 and early February 2016, the Company has received three civil investigative demands (a form of subpoena) for documents and information relating to our practices and policies for rehabilitation, and other services, our PAEs required by TennCare and our PASSRs submitted to TennCare. We have responded to those requests and are providing additional information to DOJ. The DOJ’s civil investigation now covers all of the Company’s facilities, but thus far only documents from six of our facilities have been requested. In June 2016, the Company received an authorized investigative demand (a form of subpoena) for documents in connection with a criminal investigation by the DOJ related to our practices with respect to PAEs and PASSRs. The Company intends to provide documents responsive to the subpoena. The Company cannot predict the outcome of these investigations or any possible related proceedings, and the outcome could have a materially adverse effect on the Company, including the imposition of damages, criminal charges, fines, penalties and/or a corporate integrity agreement. The Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
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

August 4, 2016

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

3.8	Amendment to Certificate of Incorporation dated June 9, 2016.

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement No. 33-76150 on Form S-1).

*10.1	Amendment to Diversicare Healthcare Services, Inc. 2008 Employee Stock Purchase Plan for Key Personnel

10.2	First Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated August 3, 2016.

10.3	First Amendment to Second Amended and Restated Term Loan and Security Agreement dated August 3, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates management contract or compensatory plan or arrangement.