Form 10-Q
period 2016-09-30
Diversicare Healthcare Services, Inc.
filed 2016-11-03
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,360,495
(Outstanding shares of the issuer’s common stock as of October 31, 2016)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,483	$4,585
Receivables, less allowance for doubtful accounts of $10,196 and $8,180, respectively	39,978	43,819
Other receivables	1,352	1,407
Prepaid expenses and other current assets	3,853	2,223
Income tax refundable	378	347
Current assets of discontinued operations	44	36
Deferred income taxes	7,405	7,999
Total current assets	56,493	60,416
PROPERTY AND EQUIPMENT, at cost	125,356	114,383
Less accumulated depreciation and amortization	(67,245)	(62,110)
Property and equipment, net	58,111	52,273
OTHER ASSETS:
Deferred income taxes	14,853	11,762
Deferred lease and other costs, net	196	382
Investment in unconsolidated affiliate	989	798
Other noncurrent assets	2,477	3,994
Acquired leasehold interest, net	7,171	7,459
Total other assets	25,686	24,395
	$140,290	$137,084
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	September 30, 2016	December 31, 2015
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations	$6,888	$6,603
Trade accounts payable	10,014	10,136
Current liabilities of discontinued operations	428	345
Accrued expenses:
Payroll and employee benefits	13,698	14,404
Self-insurance reserves, current portion	9,745	10,224
Other current liabilities	6,378	5,652
Total current liabilities	47,151	47,364
NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion and deferred financing costs	61,816	53,297
Self-insurance reserves, noncurrent portion	10,993	12,344
Other noncurrent liabilities	10,815	10,812
Total noncurrent liabilities	83,624	76,453
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Series A preferred stock, authorized 200,000 shares, $.10 par value, none issued and outstanding	—	—
Common stock, authorized 20,000,000 shares, $.01 par value, 6,592,000 and 6,513,000 shares issued, and 6,360,000 and 6,281,000 shares outstanding, respectively	66	65
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	21,667	21,142
Accumulated deficit	(9,348)	(5,053)
Accumulated other comprehensive loss	(370)	(387)
Total shareholders’ equity	9,515	13,267
	$140,290	$137,084
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,
	2016	2015
PATIENT REVENUES, net	$97,313	$98,105
EXPENSES:
Operating	79,441	78,501
Lease and rent expense	6,865	7,198
Professional liability	1,977	2,069
General and administrative	7,420	6,378
Depreciation and amortization	1,992	1,887
Total expenses	97,695	96,033
OPERATING INCOME (LOSS)	(382)	2,072
OTHER EXPENSE:
Equity in net income of unconsolidated affiliate	130	97
Interest expense, net	(1,201)	(998)
Total other expense	(1,071)	(901)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,453)	1,171
BENEFIT (PROVISION) FOR INCOME TAXES	495	(502)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(958)	669
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $12 and $237, respectively	(17)	(238)
NET INCOME (LOSS)	(975)	431
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$(0.16)	$0.11
Discontinued operations	—	(0.04)
	$(0.16)	$0.07
Per common share – diluted
Continuing operations	$(0.16)	$0.11
Discontinued operations	—	(0.04)
	$(0.16)	$0.07
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,212	6,121
Diluted	6,212	6,331

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended September 30,
	2016	2015
NET INCOME (LOSS)	$(975)	$431
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	364	151
Less: reclassification adjustment for amounts recognized in net income	(118)	(109)
Total other comprehensive income	246	42
COMPREHENSIVE INCOME (LOSS)	$(729)	$473

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Nine Months Ended September 30,
	2016	2015
PATIENT REVENUES, net	$291,063	$289,618
EXPENSES:
Operating	236,444	232,298
Lease and rent expense	20,971	21,529
Professional liability	5,977	6,150
General and administrative	21,035	18,770
Depreciation and amortization	6,055	5,629
Lease termination costs	2,008	—
Total expenses	292,490	284,376
OPERATING INCOME (LOSS)	(1,427)	5,242
OTHER EXPENSE:
Equity in net income of unconsolidated affiliate	191	280
Interest expense, net	(3,429)	(2,997)
Debt retirement costs	(351)	—
Total other expense	(3,589)	(2,717)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,016)	2,525
BENEFIT (PROVISION) FOR INCOME TAXES	1,834	(1,044)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,182)	1,481
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $33 and $628, respectively	(54)	(800)
NET INCOME (LOSS)	(3,236)	681
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$(0.51)	$0.24
Discontinued operations	(0.01)	(0.13)
	$(0.52)	$0.11
Per common share – diluted
Continuing operations	$(0.51)	$0.24
Discontinued operations	(0.01)	(0.13)
	$(0.52)	$0.11
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.17	$0.17
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,195	6,089
Diluted	6,195	6,310

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Nine Months Ended September 30,
	2016	2015
NET INCOME (LOSS)	$(3,236)	$681
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	398	382
Less: reclassification adjustment for amounts recognized in net income	(381)	(345)
Total other comprehensive income	17	37
COMPREHENSIVE INCOME (LOSS)	$(3,219)	$718

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,236)	$681
Discontinued operations	(54)	(800)
Income (loss) from continuing operations	(3,182)	1,481
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	6,055	5,629
Provision for doubtful accounts	5,785	5,425
Deferred income tax provision (benefit)	(2,329)	204
Provision for self-insured professional liability, net of cash payments	1,853	2,063
Stock-based compensation	721	924
Equity in net income of unconsolidated affiliate, net of investment	(191)	(281)
Debt retirement costs	351	—
Provision for leases in excess of cash payments	(1,640)	(1,203)
Lease termination costs, net of cash payments	1,958	—
Other	463	116
Changes in assets and liabilities affecting operating activities:
Receivables, net	(2,071)	(8,302)
Prepaid expenses and other assets	(1,620)	(507)
Trade accounts payable and accrued expenses	(226)	1,136
Net cash provided by continuing operations	5,927	6,685
Discontinued operations	(3,572)	(4,896)
Net cash provided by operating activities	2,355	1,789
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(11,596)	(3,624)
Acquisition of property and equipment through business combination	—	(7,000)
Change in restricted cash	1,658	2,490
Deposits and other deferred balances	—	(9)
Net cash used in continuing operations	(9,938)	(8,143)
Discontinued operations	—	—
Net cash used in investing activities	(9,938)	(8,143)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(70,883)	(14,002)
Proceeds from issuance of debt	80,855	21,941
Financing costs	(1,884)	(192)
Issuance and redemption of employee equity awards	(105)	(31)
Payment of common stock dividends	(1,025)	(1,008)
Payment for preferred stock restructuring	(477)	(462)
Net cash provided by financing activities	6,481	6,246
Discontinued operations	—	—
Net cash provided by financing activities	$6,481	$6,246

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Nine Months Ended September 30,
	2016	2015
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(1,102)	$(108)
CASH AND CASH EQUIVALENTS, beginning of period	4,585	3,818
CASH AND CASH EQUIVALENTS, end of period	$3,483	$3,710
SUPPLEMENTAL INFORMATION:
Cash payments of interest	$2,906	$2,711
Cash payments of income taxes	$521	$216
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016 AND 2015

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
As of September 30, 2016, the Company’s continuing operations consist of 54 nursing centers with 5,879 licensed nursing beds. The Company owns 17 and leases 37 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted and residential living beds.

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
The interim consolidated financial statements for the three and nine month periods ended September 30, 2016 and 2015, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2016, and the results of operations for the three and nine month periods ended September 30, 2016 and 2015, and cash flows for the nine month periods ended September 30, 2016 and 2015. The Company’s balance sheet information at December 31, 2015, was derived from its audited consolidated financial statements as of December 31, 2015.
The results of operations for the periods ended September 30, 2016 and 2015 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

3.	RECENT ACCOUNTING GUIDANCE
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In March 2016, the FASB issued an update to ASU No. 2014-09 in the form of ASU No. 2016-08, which amended the principal-versus-agent implementation guidance and illustrations in the new revenue guidance. The update clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued another update to the new revenue standard in the form of ASU No. 2016-10, which amends the guidance on identifying performance obligations and the implementation guidance on licensing. In May 2016, ASU No. 2016-12 was issued, which amends the new revenue recognition guidance on transition, collectibility, noncash consideration and the presentation of taxes. The new revenue standard (including updates) will be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The Company will adopt the requirements of this standard effective January 1, 2018, and are currently evaluating the impact of the adoption on our financial condition and results of operations.
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

In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on the Company's balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. Upon adoption, the Company anticipates reclassifying deferred income taxes of approximately $7,405,000 from current to non-current assets.
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
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The ASU is effective for annual and interim periods beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal 2018 using a retrospective approach. Early adoption is permitted. The Company does not expect the new accounting pronouncement to have a material impact on our consolidated financial statements.

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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72,500,000 with a five-year maturity through February 26, 2021, and a $27,500,000 Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities are based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30,000,000. As of September 30, 2016, the interest rate related to the Amended Mortgage Loan was 4.52%. The Amended Mortgage Loan is secured by seventeen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. The Amended Mortgage Loan balance was $61,484,000 as of September 30, 2016, consisting of $59,195,000 on the term loan facility and $2,289,000 on the acquisition loan facility.
As of September 30, 2016, the Company had $9,000,000 borrowings outstanding under the Amended Revolver compared to $12,900,000 outstanding as of December 31, 2015. The outstanding borrowings on the revolver primarily compensate for accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under the Amended Revolver are 3.00% of the amount outstanding. The Company has ten letters of credit with a total value of $7,868,000 outstanding as of September 30, 2016. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27,500,000, the balance available for borrowing under the Amended Revolver was $6,981,000 at September 30, 2016.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. As of September 30, 2016, the Company was compliant with the amended covenants as described in Note 10 to the interim consolidated financial statements.
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
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at September 30, 2016, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $957,000 at September 30, 2016. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The liability related to the interest rate swap included in accumulated other comprehensive loss at September 30, 2016 is $593,000, net of the income tax benefit of $364,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

5.	COMMITMENTS AND CONTINGENCIES
Professional Liability and Other Liability Insurance
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, consolidated offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”) which has issued a policy insuring claims made against all of the Company's nursing centers in Florida and Tennessee, as well as the Company’s formerly operated Arkansas and West Virginia facilities. Several of the Company’s nursing centers in Alabama, Kentucky, Ohio, and Texas are also covered under this policy. The SHC policy provides coverage limits of either $500,000 or $1,000,000 per medical incident with a sublimit per center of $1,000,000 and total annual aggregate policy limits of $5,000,000. The remaining nursing centers are covered by one of seven claims made professional liability insurance policies purchased from entities unaffiliated with the Company. These policies provide coverage limits of $1,000,000 per claim and have sublimits of $3,000,000 per center, with varying self-insured retention levels per claim and varying aggregate policy limits.
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $19,878,000 as of September 30, 2016. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
As of September 30, 2016, the Company is engaged in 62 professional liability lawsuits. Ten lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $2,779,000 and $3,306,000 for the nine months ended September 30, 2016 and 2015, respectively.
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
In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two facilities that were the subject of the original CID. In connection with this matter, between July 2013 and early February 2016, the Company has received three civil investigative demands (a form of subpoena) for documents and information relating to our practices and policies for rehabilitation, and other services, our preadmission evaluation forms ("PAEs") required by TennCare and our Pre-Admission Screening and Resident Reviews ("PASRRs"). We have responded to those requests. The DOJ has also issued CID's for testimony from current and former employees of the Company. The DOJ’s civil investigation of the Company's practices and policies for rehabilitation now covers all of the Company’s facilities, but thus far only documents from six of our facilities have been requested.
In June 2016, the Company received an authorized investigative demand (a form of subpoena) for documents in connection with a criminal investigation by the DOJ related to our practices with respect to PAEs and PASRRs, and the Company has provided documents responsive to this subpoena. The Company cannot predict the outcome of these investigations or any possible related proceedings, and the outcome could have a materially adverse effect on the Company, including the imposition of damages, criminal charges, fines, penalties and/or a corporate integrity agreement. The Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2007 until June 30, 2008, the Company is completely self-insured for workers' compensation exposure. From July 1, 2008 through September 30, 2016, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $193,000 at September 30, 2016. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,224,000 as of September 30, 2016. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of September 30, 2016, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $666,000 at September 30, 2016. The differences between actual settlements and reserves are included in expense in the period finalized.

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

Equity Grants and Valuations
During the nine months ended September 30, 2016 and 2015, the Compensation Committee of the Board of Directors approved grants totaling approximately 83,000 and 74,000 shares of restricted common stock to certain employees and members of the Board of Directors, respectively. The fair value of restricted shares are determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest 33% on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed. Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2015	232,000	$6.97
Granted	—	—
Exercised	(1,000)	3.91
Expired or cancelled	—	—
Outstanding, September 30, 2016	231,000	$6.98

Exercisable, September 30, 2016	222,000	$6.83

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2015	141,000	$9.07
Granted	83,000	8.87
Dividend Equivalents	3,000	8.87
Vested	(68,000)	7.85
Cancelled	(7,000)	9.80
Outstanding, September 30, 2016	152,000	$9.47
Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2015	62,000	$9.58
Granted	17,000	8.87
Dividend Equivalents	1,000	8.86
Vested	(27,000)	6.13
Cancelled	—	—
Outstanding, September 30, 2016	53,000	$11.10

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

While no SOSARs or Options were granted during 2016 and 2015, previously granted SOSARs and Options remain outstanding as of September 30, 2016. The following table summarizes information regarding stock options and SOSAR grants outstanding as of September 30, 2016:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$10.21 to $11.59	$10.88	61,000	$—	52,000	$—
$2.37 to $6.21	$5.55	170,000	$754,000	170,000	$754,000
		231,000		222,000
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $721,000 and $924,000 in the nine month periods ended September 30, 2016 and 2015, respectively.

7.	EARNINGS (LOSS) PER COMMON SHARE
Information with respect to basic and diluted net income (loss) per common share is presented below in thousands, except per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)
Income (loss) from continuing operations	$(958)	$669	(3,182)	1,481
Loss from discontinued operations, net of income taxes	(17)	(238)	(54)	(800)
Net income (loss)	$(975)	$431	$(3,236)	$681

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$(0.16)	$0.11	$(0.51)	$0.24
Loss from discontinued operations	—	(0.04)	(0.01)	(0.13)
Net income (loss) per common share – basic	$(0.16)	$0.07	$(0.52)	$0.11
Per common share – diluted
Income (loss) from continuing operations	$(0.16)	$0.11	$(0.51)	$0.24
Loss from discontinued operations	—	(0.04)	(0.01)	(0.13)
Net income (loss) per common share – diluted	$(0.16)	$0.07	$(0.52)	$0.11
Weighted Average Common Shares Outstanding:
Basic	6,212	6,121	6,195	6,089
Diluted	6,212	6,331	6,195	6,310
The effects of 231,000 and 16,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the nine months ended September 30, 2016 and 2015, respectively, because these securities would have been anti-dilutive.

8. EQUITY METHOD INVESTMENT
The investment in unconsolidated affiliate reflected on the interim consolidated balance sheet relates to a pharmacy joint venture partnership in which the Company owns 50%. This investment in unconsolidated affiliate is accounted for using the equity method as the Company exerts significant influence, but does not control or otherwise consolidate the entity. The investment in unconsolidated affiliate balance at September 30, 2016, was $989,000 as compared to $798,000 at December 31, 2015. Additionally, the Company's share of the net profits and losses of the unconsolidated affiliate are reported in equity in net earnings or losses of unconsolidated affiliate in our statement of operations. The Company's equity in the net income of unconsolidated affiliate for the quarter ended September 30, 2016, was $130,000 as compared to $97,000 for the quarter ended September 30, 2015. For the nine-month period ended September 30, 2016, the equity in the net income of unconsolidated affiliate was $191,000 compared to $280,000 for the nine-month period ended September 30, 2015.

9.	BUSINESS DEVELOPMENTS AND OTHER SIGNIFICANT TRANSACTIONS
2016 Acquisitions
On August 15, 2016, the Company entered into an Operation Transfer Agreement with Golden Living to assume the operations of 22 facilities in Alabama and Mississippi, which became effective in the fourth quarter of 2016. Refer to Note 10 of the interim consolidated financial statements for further discussion on the Company's acquisition of these facilities.

On February 26, 2016, the Company exercised its purchase options to acquire the real estate assets for Diversicare of Hutchinson in Hutchinson, Kansas and Clinton Place in Clinton, Kentucky for $4,250,000 and $3,300,000, respectively. The Company has operated these facilities since February 2015 and April 2012, respectively. Hutchinson is an 85-bed skilled nursing facility, and Clinton is an 88-bed skilled nursing facility. As a result of the consummation of the Agreements, the Company allocated the purchase price and acquisition costs between the assets acquired. The allocation of the purchase price was determined with the assistance of HealthTrust LLC, a third-party real estate valuation firm. The allocation for the assets acquired is as follows:

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
$3,900,000

2016 Lease Termination
On May 31, 2016, the Company entered into an Agreement with Avon Ohio, LLC to amend the original lease agreement, thus terminating the Company's right of possession of the facility. As a result, the Company incurred lease termination costs of $2,008,000 in the second quarter of 2016. Under the amended agreement, the Company is required to pay $300,000 per year through the term of the original lease agreement, July 31, 2024. For accounting purposes, this transaction was not reported as a discontinued operation, which is in accordance with the modified authoritative guidance for reporting discontinued operations, effective January 1, 2015. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results.

10.	SUBSEQUENT EVENTS

Golden Living
On October 1, 2016, the Company entered into a Master Lease Agreement (the "Lease") with Golden Living (the "Lessor") to directly lease eight facilities located in Mississippi from the Lessor, which resulted in the following business acquisitions: (i) a 152-bed skilled nursing facility known as Golden Living Center - Amory; (ii) a 130-bed skilled nursing facility known as Golden Living Center - Batesville; (iii) a 58-bed skilled nursing facility known as Golden Living Center - Brook Manor; (iv) a 119-bed skilled nursing facility known as Golden Living Center - Eupora; (v) a 140-bed skilled nursing facility known as Golden Living Center - Ripley; (vi) a 140-bed skilled nursing facility known as Golden Living Center - Southaven; (vii) a 120-bed skilled nursing facility known as Golden Living Center - Eason Blvd; (viii) a 60-bed skilled nursing facility known as Golden Living Center - Tylertown. The Lease has an initial term of ten years. The Company also assumed the individual leases of a 120-bed facility known as Broadmoor Nursing Home, with an initial lease term often years, and a 99-bed skilled nursing facility known as Leake County Nursing Home, with a lease term of two years.
On November, 1 2016, the Company amended and restated the Lease ("Amended Lease") with the Lessor to directly lease an additional twelve facilities located in Alabama from the Lessor, which resulted in the following business acquisitions: (i) a 87-bed skilled nursing facility known as Golden Living Center - Arab; (ii) a 180-bed skilled nursing facility known as Golden Living Center - Meadowood; (iii) a 132-bed skilled nursing facility known as Golden Living Center - Riverchase; (iv) a 100-bed skilled nursing facility known as Golden Living Center - Boaz; (v) a 154-bed skilled nursing facility known as Golden Living Center - Foley; (vi) a 50-bed skilled nursing facility known as Golden Living Center - Hueytown; (vii) a 85-bed skilled nursing facility known as Golden Living Center - Lanett; (viii) a 138-bed skilled nursing facility known as Golden Living Center - Montgomery; (ix) a 120-bed skilled nursing facility known as Golden Living Center - Oneonta; (x) a 173-bed skilled nursing facility known as Golden Living Center - Oxford; (xi) a 94-bed skilled nursing facility known as Golden Living Center - Pell City; (xii) a 123-bed skilled nursing facility known as Golden Living Center - Winfield. The Amended Lease has an initial term of ten years.
The completion of this acquisition brings the Company's operations to 76 nursing centers with 8,453 skilled nursings beds. They are expected to be accretive to earnings early in the Company's tenure as the operator of the Facilities.

Debt Modification
On October 3, 2016, the Company executed an Amendment to the Amended and Restated Revolving Loan and Security Agreement (the "Amended Revolver") with a syndicate of financial institutions and banks, including The PrivateBank and Trust Company, the administering agent, which modifies the terms of the Amended and Restated Revolving Loan and Security Agreement (the "Original Revolver"), dated February 26, 2016. The Amended Revolver increases the Company's maximum revolving facility to $52,250,000; provided that the maximum revolving facility be reduced to $42,250,000 on August 1, 2017.

The Amended Revolver amends certain provisions to our financial covenants including the following: the minimum Adjusted EBITDA shall not be less than $8,500,000 for the quarter ending September 30, 2016; $9,500,000 for the quarter ending December 31, 2016; $10,000,000 for the quarter ending March 31, 2017; $11,500,000 for the quarter ending June 30, 2017; and $13,000,000 for the quarter ending September 30, 2017 and for each quarter thereafter.

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
As of September 30, 2016, the Company’s continuing operations consist of 54 nursing centers with 5,879 licensed nursing beds. The Company owns 17 and leases 37 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted living and residential beds.
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

	Three Months Ended
	September 30, 2016	September 30, 2010
As a percent of total census:
Medicare census	11.4%	12.3%
Managed Care census	3.5%	1.3%
Total skilled mix census	14.9%	13.6%
As a percent of total revenues:
Medicare revenues	27.2%	29.3%
Managed Care revenues	6.9%	2.8%
Total skilled mix revenues	34.1%	32.1%
Medicare average rate per day:	$455.69	$394.23
The initiatives have developed positive results in growing our skilled patient population, increasing the Managed Care census to 3.5% of total census in the third quarter of 2016, as compared to 1.3% in the third quarter of 2010, and total skilled mix census to 14.9% from 13.6% over the same period.

Implementing Electronic Medical Records to improve Medicaid capture:
As another part of our strategic operating initiative, we implemented EMR to improve documentation of the delivery of care. We completed the implementation of EMR in all our nursing centers in December 2011, on time and under budget. A comparison of our most recent quarter versus the third quarter of 2010 reflects the increase in our average Medicaid rate per day:

	Three Months Ended
	September 30, 2016	September 30, 2010
Medicaid average rate per day:	$169.51	$147.93

Completing strategic acquisitions and dispositions:
Our strategic operating initiatives include a renewed focus on completing strategic acquisitions. We continue to pursue and investigate opportunities to acquire, lease or develop new centers, focusing primarily on opportunities within our existing geographic areas of operation.
On October 1, 2016 and November 1, 2016, we assumed the operations of ten centers in Mississippi and 12 centers in Alabama, respectively, which is further discussed in Note 10 to the interim consolidated financial statements. The completion of this acquisition brings the Company's operations to 76 nursing centers with 8,453 skilled nursings beds. These acquired facilities are expected to contribute in excess of $185 million in annual revenues.
As part of our strategic efforts, we also periodically perform thorough analyses on our existing centers in order to determine whether continuing operations within certain markets or regions is in line with the short-term and long-term strategy of the business. As a result, we disposed of an owned building in Arkansas in 2012, and reached an agreement to terminate our lease for eleven other facilities in Arkansas in 2013. In addition in 2014, the Company disposed of an owned building and two leased facilities in West Virginia. As a result of these transactions, we no longer operate within the states of Arkansas or West Virginia. In May 2016, we ceased operations at our Avon, Ohio, facility, thus terminating our lease with Avon Ohio, LLC. This transaction was not reported as a discontinued operation as described in Note 9 to the interim consolidated financial statements.
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Medicaid	$49,083	50.4%	$48,958	49.9%	$144,628	49.7%	$140,008	48.3%
Medicare	26,468	27.2	27,413	27.9	80,887	27.8	84,987	29.3
Managed Care	6,710	6.9	6,743	6.9	20,642	7.1	20,230	7.0
Private Pay and other	15,052	15.5	14,991	15.3	44,906	15.4	44,393	15.4
Total	$97,313	100.0%	$98,105	100.0%	$291,063	100.0%	$289,618	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Medicaid	3,129	68.1%	3,143	67.6%	3,073	68.2%	3,088	66.9%
Medicare	525	11.4	553	11.9	526	11.7	583	12.6
Managed Care	159	3.5	171	3.7	161	3.6	174	3.8
Private Pay and other	779	17.0	784	16.8	748	16.5	769	16.7
Total	4,592	100.0%	4,651	100.0%	4,508	100.0%	4,614	100.0%
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
On April 16, 2015, the President signed into law the Medicare Access and CHIP Requthorization Act ("MACRA"). This bill includes a number of provisions, including the replacement of the Sustainable Growth Rate formula used by Medicare to pay physicians with new systems for establishing annual payment rate updates for physicians' services, an extension of the outpatient therapy cap exception process until December 31, 2017; and payment updates for post-acute providers. In addition, it increases premiums for Part B and Part D of Medicare for beneficiaries with income above certain levels and makes numerous other changes to Medicare and Medicaid. On October 30, 2015, CMS released a final rule addressing the implementation of certain provisions of MACRA, including the implementation of the new Merit-Based Incentive Payment System ("MIPS"). The current Value-Based Payment Modifier program is set to expire in 2018, with MIPS to begin in 2019. The October 30, 2015 final rule added measures where gaps exist in the current Physician Quality Reporting System, which is used by CMS to track the quality of care provided to Medicare beneficiaries. The final rule also excludes services furnished in SNFs from the definition of primary care services for purposes of the Shared Savings Program. The final rule could impact our revenue in the future.
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
Medicare
Effective October 1, 2011, Medicare rates were reduced by a nationwide average of 11.1%, the net effect of a reduction to restore overall payments to their intended levels on a prospective basis and the application of a 2.7% market basket increase and a negative 1.0% productivity adjustment required by the Affordable Care Act. The final Centers for Medicare and Medicaid Services (“CMS”) rule also adjusted the method by which group therapy is counted for reimbursement purposes and, for patients receiving therapy, changes the timing of reassessment for purposes of determining patient RUG categories. These October 2011 Medicare reimbursement changes decreased our Medicare revenue and our Medicare rate per patient day. The new regulations also resulted in an increase in costs to provide therapy services to our patients.
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
Therapy Services. There are annual Medicare Part B reimbursement limits on therapy services that can be provided to an individual. The limits impose a $1,940 per patient annual ceiling on physical and speech therapy services, and a separate $1,940 per patient annual ceiling on occupational therapy services. CMS established an exception process to permit therapy services in certain situations and we provide services that are reimbursed under the exceptions process. The exceptions process has been extended several times, most recently in April 2015 by MACRA, which extended this exception process through December 31, 2017. This allows Part B providers to continue delivering therapy services above the current $1,940 threshold for therapy services, provided the services were medically necessary. In addition, the legislation replaced the mandatory medical manual review of therapy claims exceeding the cap with a review process targeting providers with high denial rates and outlier billing patterns, new providers and certain medical conditions within group practices.
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
Medicare Part B therapy services in our centers are determined according to MPFS. Annually since 1997, the MPFS has been subject to a Sustainable Growth Rate Adjustment (“SGR”) intended to keep spending growth in line with allowable spending. Each year since the SGR was enacted, this adjustment produced a scheduled negative update to payment for physicians, therapists and other healthcare providers paid under the MPFS. In April 2015, as part of MACRA, Congress passed and the President signed into law the "permanent SGR fix" or "doc fix." Under this legislation, the Medicare formula for establishing physician payment rates was permanently replaced. The permanent fix is expected to remove a substantial annual risk of future payment reductions.
MACRA also extended several other elements of the Middle Class Tax Relief and Job Creation Act of 2012, including the reduction of bad debt treated as an allowable cost. Prior to this act, Medicare reimbursed providers for beneficiaries’ unpaid coinsurance and deductible amounts after reasonable collection efforts at a rate between 70 and 100% of beneficiary bad debt. This provision reduced bad debt reimbursement exposure for all providers to 65%. In addition to the provisions above, the legislation sets that for fiscal year 2018 (October 1, 2017 through September 30, 2018), all Medicare Part B providers will receive inflationary market basket increases no greater than 1%. This provision is expected to reduce Medicare payments to all post-acute providers by approximately $15.4 billion over the 2018-2025 period.
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
We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in 2015, along with increased Medicaid acuity in our acuity based states, were the primary contributor to our 1.5% increase in average rate per day for Medicaid patients in 2016 compared to 2015. Based on the rate changes received during the third quarter of 2015, we have experienced a favorable impact to our rate per day for Medicaid patients due to modest rate increases in many of the states within which we operate.
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
We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the nine months ended September 30, 2016, we derived 27.2% and 50.4% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively. Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our profitability.
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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of September 30, 2016, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$85,248	$10,434	$16,322	$58,492	$—
Settlement obligations (2)	2,286	2,286	—	—	—
Elimination of Preferred Stock Conversion feature (3)	1,374	687	687	—	—
Operating leases (4)	529,761	30,933	63,329	65,836	369,663
Required capital expenditures under operating leases (5)	1,692	186	372	372	762
Total	$620,361	$44,526	$80,710	$124,700	$370,425

(1)
Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations. Our long-term debt obligations increased $10.6 million between December 31, 2015 and September 30, 2016, which is related to our Amended and Restated Credit agreements. See Note 4, "Long-Term Debt and Interest Rate Swap," to the interim consolidated financial statements included in this report for additional information.

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

(4)
Represents lease payments under our operating lease agreements. Assumes all renewal periods are enacted. Our operating lease obligations decreased $43.1 million between December 31, 2015 and September 30, 2016, which is related to our purchase of the Clinton and Hutchinson facilities, and termination of the lease for the Avon, Ohio facility.

(5)	Includes annual expenditure requirements under operating leases.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1,789,000 as of September 30, 2016. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on September 30, 2016, the potential contingent liability for the repurchase of the equity grants is $421,000.

Results of Operations
The following tables present the unaudited interim statements of operations and related data for the three and nine month periods ended September 30, 2016 and 2015:

(in thousands)	Three Months Ended September 30,
	2016	2015	Change	%
PATIENT REVENUES, net	$97,313	$98,105	$(792)	(0.8)%
EXPENSES:
Operating	79,441	78,501	940	1.2%
Lease and rent expense	6,865	7,198	(333)	(4.6)%
Professional liability	1,977	2,069	(92)	(4.4)%
General and administrative	7,420	6,378	1,042	16.3%
Depreciation and amortization	1,992	1,887	105	5.6%
Total expenses	97,695	96,033	1,662	1.7%
OPERATING INCOME (LOSS)	(382)	2,072	(2,454)	(118.4)%
OTHER INCOME (EXPENSE):
Equity in net income of unconsolidated affiliate	130	97	33	34.0%
Interest expense, net	(1,201)	(998)	(203)	(20.3)%
	(1,071)	(901)	(170)	(18.9)%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1,453)	1,171	(2,624)	(224.1)%
BENEFIT (PROVISION) FOR INCOME TAXES	495	(502)	997	198.6%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(958)	$669	$(1,627)	(243.2)%

(in thousands)	Nine Months Ended September 30,
	2016	2015	Change	%
PATIENT REVENUES, net	$291,063	$289,618	$1,445	0.5%
EXPENSES:
Operating	236,444	232,298	4,146	1.8%
Lease and rent expense	20,971	21,529	(558)	(2.6)%
Professional liability	5,977	6,150	(173)	(2.8)%
General and administrative	21,035	18,770	2,265	12.1%
Depreciation and amortization	6,055	5,629	426	7.6%
Lease termination costs	2,008	—	2,008	100.0%
Total expenses	292,490	284,376	8,114	2.9%
OPERATING INCOME (LOSS)	(1,427)	5,242	(6,669)	(127.2)%
OTHER INCOME (EXPENSE):
Equity in net income of unconsolidated affiliate	191	280	(89)	(31.8)%
Interest expense, net	(3,429)	(2,997)	(432)	(14.4)%
Debt retirement costs	(351)	—	(351)	(100.0)%
	(3,589)	(2,717)	(872)	(32.1)%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5,016)	2,525	(7,541)	(298.7)%
BENEFIT (PROVISION) FOR INCOME TAXES	1,834	(1,044)	2,878	275.7%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(3,182)	$1,481	$(4,663)	(314.9)%

Percentage of Net Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Operating	81.6	80.0	81.2	80.2
Lease and rent expense	7.1	7.3	7.2	7.4
Professional liability	2.0	2.1	2.1	2.1
General and administrative	7.6	6.5	7.2	6.5
Depreciation and amortization	2.0	1.9	2.1	1.9
Lease termination costs	—	—	0.7	—
Total expenses	100.3	97.8	100.5	98.1
OPERATING INCOME (LOSS)	(0.3)	2.2	(0.5)	1.9
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	0.1	0.1	0.1	0.1
Interest expense, net	(1.2)	(1.0)	(1.2)	(1.0)
Debt retirement costs	—	—	(0.1)	—
	(1.1)	(0.9)	(1.2)	(0.9)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(1.4)	1.3	(1.7)	1.0
BENEFIT (PROVISION) FOR INCOME TAXES	0.5	(0.5)	0.6	(0.4)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(0.9)%	0.8%	(1.1)%	0.6%

Three Months Ended September 30, 2016 Compared With Three Months Ended September 30, 2015
Patient Revenues
Patient revenues were $97.3 million and $98.1 million for the three months ended September 30, 2016 and 2015, respectively, a decrease of $0.8 million. The following table summarizes the revenue fluctuations attributable to our portfolio growth (in thousands):

	Three Months Ended September 30,
	2016	2015	Change
Same-store revenue	$93,041	$95,307	$(2,266)
2015 acquisition revenue	4,272	2,798	1,474
Total revenue	$97,313	$98,105	$(792)
The overall decrease in revenues of $0.8 million is primarily driven by a decrease in our same-store centers. Declines in census related to Medicare, Medicaid and Managed Care payors resulted in decreased patient revenues by $1.7 million, $0.8 million and $0.5 million, respectively, or 7.6%, 1.8% and 8.0%, respectively. This was partially offset by an increase in Private and Medicaid payor rates, which generated additional revenues of $0.2 million and $0.3 million, respectively, or 2.6% and 0.7%, respectively.
The same-store revenue decrease was offset by incremental contributions from acquisition activity in 2015 of $1.5 million from our centers in Hutchinson, KS, Glasgow, KY, and Fulton, KY.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended September 30,
	2016	2015
Skilled nursing occupancy	78.1%	77.5%
As a percent of total census:
Medicare census	11.4%	11.9%
Medicaid census	68.1%	67.6%
Managed Care census	3.5%	3.7%
As a percent of total revenues:
Medicare revenues	27.2%	27.9%
Medicaid revenues	50.4%	49.9%
Managed Care revenues	6.9%	6.9%
Average rate per day:
Medicare	$455.69	$452.48
Medicaid	$169.51	$168.12
Managed Care	$388.25	$382.52

Operating Expense
Operating expense increased in the third quarter of 2016 to $79.4 million as compared to $78.5 million in the third quarter of 2015. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Three Months Ended September 30,
	2016	2015	Change
Same-store operating expense	$76,067	$76,081	$(14)
2015 acquisition expense	3,374	2,420	954
Total expense	$79,441	$78,501	$940
Operating expense increased as a percentage of revenue at 81.6% for the third quarter of 2016 as compared to 80.0% for the third quarter of 2015. The increase is driven primarily by the $1.0 million increase in operating costs attributable to the nursing center operations acquired in 2015.
While the $0.9 million increase in operating expenses is attributable to the incremental operating expenses from the 2015 acquisitions, the same store nursing centers experienced a slight decrease in operating expenses during the third quarter of 2016 as compared to the third quarter of 2015. The health insurance premiums and wages increased for the same-store centers by $0.3 million and $0.4 million, respectively. Conversely, the same-store centers' nursing and ancillary costs decreased by $0.5 million and dietary costs decreased by $0.2 million in the third quarter of 2016 as compared to the third quarter of 2015.
Lease Expense
Lease expense decreased in the third quarter of 2016 to $6.9 million as compared to $7.2 million in the third quarter of 2015. The decrease in lease expense was primarily attributable to the purchase of Clinton and Hutchinson in February 2016, and termination of the Avon, Ohio lease in May 2016.
Professional Liability
Professional liability expense was $2.0 million and $2.1 million in the third quarters of 2016 and 2015, respectively. Our cash expenditures for professional liability costs of continuing operations were $1.2 million and $1.7 million for the third quarters of 2016 and 2015, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $7.4 million in the third quarter of 2016 as compared to $6.4 million in the third quarter of 2015, an increase of $1.0 million, and increased as a percentage of revenue from 6.5% in 2015 to 7.6% in 2016. The increase in general and administrative expense is primarily attributable to an increase in legal and consulting fees by $0.7 million and $0.2 million, respectively, in the third quarter of 2016 compared to the third quarter of 2015, related to acquisition expenses.
Depreciation and Amortization
Depreciation and amortization expense was approximately $2.0 million in the third quarter of 2016 as compared to $1.9 million in 2015. The increase in depreciation expense relates to fixed assets at the newly leased and acquired centers.
Interest Expense, Net
Interest expense was $1.2 million in the third quarter of 2016 and $1.0 million in the third quarter of 2015, an increase of $0.2 million. The increase was primarily attributable to higher debt balances in 2016 as a result of higher outstanding borrowings on the revolving credit facility as a result of the purchase of Hutchinson and Clinton in the first quarter of 2016.
Income (loss) from Continuing Operations before Income Taxes; Income (loss) from Continuing Operations per Common Share
As a result of the above, continuing operations lost $1.5 million before income taxes for the third quarter of 2016 as compared to income of $1.2 million for the third quarter of 2015. The benefit for income taxes was $0.5 million for the third quarter of 2016, as compared to a provision of $0.5 million for the third quarter of 2015. The basic and diluted loss per common share from continuing operations were both $0.16 for the third quarter of 2016 as compared to both basic and diluted income per common share from continuing operations of $0.11 in the third quarter of 2015.

Nine Months Ended September 30, 2016 Compared With Nine Months Ended September 30, 2015
Patient Revenues
Patient revenues were $291.1 million and $289.6 million for the nine months ended September 30, 2016 and 2015, respectively, an increase of $1.5 million. The following table summarizes the revenue increases attributable to our portfolio growth (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Same-store revenue	$278,918	$282,005	$(3,087)
2015 acquisition revenue	12,145	7,613	4,532
Total revenue	$291,063	$289,618	$1,445
The overall increase in revenue of $1.5 million is attributable to increased revenue contributions from acquisition activity in 2015 of $4.5 million from our centers in Hutchinson, KS, Glasgow, KY, and Fulton, KY.
The same-store revenues decreased by $3.1 million in 2016 compared to the same period in 2015, primarily driven by a 8.7% and 4.6% decline in Medicare and Managed Care census, respectively, resulting in a decrease in revenue of $6.2 million and $0.8 million, respectively.
The decrease in same-store revenues was partially offset by an increase in the Medicaid and Private payor rates, resulting in an increase in revenue of $1.9 million and $0.7 million, respectively. Hospice census increased revenue by $0.9 million in 2016 compared to 2015, and the Company experienced an increase in Ancillary Services revenue by $0.5 million.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Nine Months Ended September 30,
	2016	2015
Skilled nursing occupancy	77.2%	77.1%
As a percent of total census:
Medicare census	11.7%	12.6%
Medicaid census	68.2%	66.9%
Managed Care census	3.6%	3.8%
As a percent of total revenues:
Medicare revenues	27.8%	29.3%
Medicaid revenues	49.7%	48.3%
Managed Care revenues	7.1%	7.0%
Average rate per day:
Medicare	$455.33	$454.59
Medicaid	$168.42	$165.97
Managed Care	$390.71	$386.63

Operating Expense
Operating expense increased in 2016 to $236.4 million as compared to $232.3 million in 2015. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Nine Months Ended September 30,
	2016	2015	Change
Same-store operating expense	$226,782	$225,939	$843
2015 acquisition expense	9,662	6,359	3,303
Total expense	$236,444	$232,298	$4,146
Operating expense increased as a percentage of revenue at 81.2% for 2016 as compared to 80.2% for 2015. The majority of the $4.1 million increase in operating expenses is attributable to the nursing center operations assumed in 2015, amounting to $3.3 million.
While the $3.3 million increase in operating expenses is attributable to the incremental operating expenses from the 2015 acquisitions, the same-store centers' health insurance premiums increased by $0.8 million. Bad debt and bad debt crossovers expense increased by $0.3 million and $0.3 million, respectively.
The increase in same-store operating expenses was partially offset by a $0.8 million decrease in nursing and ancillary costs in 2016 as compared to the same period in 2015.
Lease Expense
Lease expense decreased in 2016 to $21.0 million as compared to $21.5 million in 2015. The decrease in lease expense was primarily attributable to the purchase of Clinton and Hutchinson in February 2016, and termination of the Avon, Ohio lease in May 2016.
Professional Liability
Professional liability expense was $6.0 million in 2016 compared to $6.2 million in 2015, a decrease of $0.2 million. Our cash expenditures for professional liability costs of continuing operations were $2.8 million and $3.3 million for 2016 and 2015, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $21.0 million in 2016 as compared to $18.8 million in 2015, an increase of $2.2 million, and increased as a percentage of revenue from 6.5% in 2015 to 7.2% in 2016. The increase in general and administrative expense is primarily attributable to an increase in legal and consulting fees of $1.0 million and $0.4 million, respectively, in 2016 compared to 2015, related to regulatory and acquisition expenses. Additionally, salaries increased by $0.5 million in 2016 compared to 2015.
Depreciation and Amortization
Depreciation and amortization expense was approximately $6.1 million in 2016 as compared to $5.6 million in 2015. The increase in depreciation expense relates to fixed assets at the newly leased and acquired centers.
Lease Termination Costs
Lease termination costs were $2.0 million in 2016 due to the termination of the Avon, Ohio operating lease in May 2016.
Interest Expense, Net
Interest expense was $3.4 million in 2016 and $3.0 million in 2015, an increase of $0.4 million. The increase was primarily attributable to higher debt balances in 2016 as a result of higher outstanding borrowings on the revolving credit facility from the purchase of Hutchinson and Clinton during the first quarter of 2016.

Debt retirement costs
Debt retirement costs were $0.4 million in 2016, which relates to the write off of our term loan deferred financing costs, as a result of our debt refinance that took place in February 2016.
Income (loss) from Continuing Operations before Income Taxes; Income (loss) from Continuing Operations per Common Share
As a result of the above, continuing operations lost $5.0 million before income taxes for 2016 as compared to income of $2.5 million in 2015. The benefit for income taxes was $1.8 million for the nine months ended September 30, 2016, as compared to a provision of $1.0 million for the nine months ended September 30, 2015. The basic and diluted loss per common share from continuing operations were both $0.51 for 2016 as compared to both basic and diluted income per common share from continuing operations of $0.24 in 2015.
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
Net cash provided by operating activities of continuing operations totaled $5.9 million in the nine months ended September 30, 2016, compared to $6.7 million in the same period of 2015.
Our cash expenditures related to professional liability claims of continuing operations were $2.8 million and $3.3 million for nine months ended September 30, 2016 and 2015, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $9.9 million and $8.1 million in 2016 and 2015, respectively. The increase is primarily attributable to the asset purchases of Hutchinson and Clinton in February 2016.
Financing activities of continuing operations provided cash of $6.5 million in 2016 primarily due to draws on the Company's revolving credit facility and the new debt associated with the Company's refinance in February 2016. In 2015, financing activities of continuing operations provided cash of $6.2 million primarily due to draws to fund the acquisition of the Glasgow nursing center.

Dividends
On October 27, 2016, the Board of Directors declared a quarterly dividend of $0.055 per common share payable to shareholders of record as of December 31, 2016, to be paid on January 13, 2017. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.
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

As of September 30, 2016, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $19.9 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of September 30, 2016, we had $70.8 million of outstanding long-term debt and capital lease obligations. The $70.8 million total includes $0.3 million in capital lease obligations and $9.0 million currently outstanding on the revolving credit facility. The balance of the long-term debt is comprised of $61.5 million owed on our mortgage loan, which includes $59.2 million on the term loan facility and $2.3 million on the acquisition loan facility.
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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72.5 million with a five-year maturity through February 26, 2021, and a $27.5 million Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities are based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30.0 million. As of September 30, 2016, the interest rate related to the Amended Mortgage Loan was 4.52%. The Amended Mortgage Loan is secured by seventeen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
As of September 30, 2016, the Company had $9.0 million borrowings outstanding under the Amended Revolver compared to $12.9 million outstanding as of December 31, 2015. The outstanding borrowings on the revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under the Amended Revolver are 3.00% of the amount outstanding. The Company has ten letters of credit with a total value of $7.9 million outstanding as of September 30, 2016. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27.5 million, the balance available for borrowing under the Amended Revolver is $7.0 million at September 30, 2016.
On October 3, 2016, the Company executed an Amendment to the Amended and Restated Revolving Loan and Security Agreement, which modifies the terms of the Amended Revolver. The Amendment increases the Company's maximum revolving facility to $52,250,000; provided that the maximum revolving facility be reduced to $42,250,000 on August 1, 2017. The Amendment amends certain provisions to our financial covenants including the following: the minimum Adjusted EBITDA shall not be less than $8,500,000 for the quarter ending September 30, 2016; $9,500,000 for the quarter ending December 31, 2016; $10,000,000 for the quarter ending March 31, 2017; $11,500,000 for the quarter ending June 30, 2017; and $13,000,000 for the quarter ending September 30, 2017 and for each quarter thereafter. Refer to Note 10 to the interim consolidated financial statements for further discussion.
Our lending agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. We are in compliance with all such covenants at September 30, 2016.

Our calculated compliance with financial covenants is presented below:

	Requirement	Level at September 30, 2016
Minimum fixed charge coverage ratio	1.00:1.00	1.04:1.00
Minimum adjusted EBITDA	$8.5 million	$8.7 million
EBITDAR (mortgaged centers)	$10.0 million	$13.8 million
Current ratio (as defined in agreement)	1.00:1.00	1.34:1.00
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
Accounts receivable attributable to patient services of continuing operations totaled $50.2 million at September 30, 2016 compared to $52.0 million at December 31, 2015, representing approximately 47 days and 45 days revenue in accounts receivable, respectively. The decrease in accounts receivable is due to an increase in Medicaid collections from the centers undergoing the change in ownership process.
The allowance for bad debt was $10.2 million at September 30, 2016 as compared to $8.2 million at December 31, 2015. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Off-Balance Sheet Arrangements
We have ten letters of credit outstanding with an aggregate value of approximately $7.9 million as of September 30, 2016, the first of which serves as a security deposit for our facility lease with Omega in the amount of $4.6 million. The second letter of credit serves our initial funding of insurance policies with a captive insurance company in the amount of $1.0 million. The balance of the outstanding letters of credit relate to deposits at various leased facilities where the Company opted to issue letters of credit as a deposit in lieu of cash. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. Forward-looking statements are predictive in nature and are frequently identified by the use of terms such as "may," "will," "should," "expect," "believe," "estimate," "intend," and similar words indicating possible future expectations, events or actions. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully integrate the operations of our new nursing centers in Alabama, Mississippi, Kansas and Kentucky, as well as successfully operate all of our centers, our ability to increase census at our renovated centers, changes in governmental reimbursement, including the impact of the CMS final rule that has resulted in a reduction in Medicare reimbursement and our ability to mitigate the impact of the revenue reduction, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to extend or replace our current credit facility, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of state or Federal False Claims Acts, laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors, impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our centers, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2015, for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of September 30, 2016, we had outstanding borrowings of approximately $70.5 million, $40.8 million of which was subject to variable interest rates. In connection with our February 2016 financing agreement, we entered into an interest rate swap with an initial notional amount of $30.0 million to mitigate the floating interest rate risk of a portion of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.4 million annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2016. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of September 30, 2016, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

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
As of September 30, 2016, we are engaged in 62 professional liability lawsuits. Ten lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee ("DOJ") had commenced a civil investigation of potential violations of the False Claims Act ("FCA").
In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two facilities that were the subject of the original CID. In connection with this matter, between July 2013 and early February 2016, the Company has received three civil investigative demands (a form of subpoena) for documents and information relating to our practices and policies for rehabilitation, and other services, our preadmission evaluation forms ("PAEs") required by TennCare and our Pre-Admission Screening and Resident Reviews ("PASRRs"). We have responded to those requests. The DOJ has also issued CID’s for testimony from current and former employees of the Company. The DOJ’s civil investigation of the Company’s practices and policies for rehabilitation now covers all of the Company’s facilities, but thus far only documents from six of our facilities have been requested.
In June 2016, the Company received an authorized investigative demand (a form of subpoena) for documents in connection with a criminal investigation by the DOJ related to our practices with respect to PAEs and PASRRs, and the Company has provided documents responsive to this subpoena. The Company cannot predict the outcome of these investigations or any possible related proceedings, and the outcome could have a materially adverse effect on the Company, including the imposition of damages, criminal charges, fines, penalties and/or a corporate integrity agreement. The Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
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

November 3, 2016

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

3.8	Amendment to Certificate of Incorporation dated June 9, 2016 (incorporated by reference to Exhibit 3.8 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement No. 33-76150 on Form S-1).

10.1
First Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated August 3, 2016 (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

10.2
First Amendment to Second Amended and Restated Term Loan and Security Agreement dated August 3, 2016 (incorporated by reference to Exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

10.3	Second Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated October 3, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document