Form 10-K
period 2016-12-31
Diversicare Healthcare Services, Inc.
filed 2017-03-02
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
CHECK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates on June 30, 2016 (based on the closing price of such shares on the NASDAQ Capital Market) was approximately $34,068,000. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the registrant to be holders of 5% or more of the registrant's Common Stock have been deemed affiliates of the registrant.

On February 15, 2017, 6,360,676 shares of the registrant's $0.01 par value Common Stock were outstanding.

Documents Incorporated by Reference

Registrant's definitive proxy materials for its 2017 annual meeting of shareholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART 1

ITEM 1. BUSINESS

Introductory Summary.
Diversicare Healthcare Services, Inc. provides post-acute care services to skilled nursing facility, referred to as"skilled nursing center", "nursing center", or "center", patients and residents in ten states, primarily in the Southeast, Midwest, and Southwest United States. Unless the context indicates otherwise, references herein to “Diversicare,” “the Company,” “we,” “us” and “our” include Diversicare Healthcare Services, Inc. and all of our consolidated subsidiaries. Diversicare Healthcare Services, Inc. was incorporated as a Delaware corporation in 1994.
The post-acute care profession encompasses a broad range of non-institutional and institutional services. For those among the aging, infirmed, or disabled requiring temporary or limited special services, a variety of home care options exist. As the need for assistance in activities of daily living develop, assisted living centers become the most viable and cost effective option. For those amongst the aging, disabled, or infirmed requiring more extensive assistance and intensive care, skilled nursing center care may become the only viable option. We have chosen to focus our business primarily on the skilled nursing centers sector and to specialize in this aspect of the post-acute care continuum.

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
Another strategic operating initiative was to implement an Electronic Medical Records (“EMR”) platform. See description of our EMR implementation below. We completed the implementation of Electronic Medical Records in all our nursing centers in December 2011, and implement EMR at all new centers near the time we commence operations.
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
Key elements of our growth strategy are to:
Increase revenues and profitability at existing nursing centers. Our strategy includes increasing center revenues and profitability through improving payor mix, providing an increasing level of higher acuity care, obtaining appropriate reimbursement for the care we provide, and providing high quality patient care. Ongoing investments are being made in expanded nursing and clinical care. We continue to enhance center-based marketing initiatives to promote higher occupancy levels and improved skilled mix at our nursing centers.
Development of additional specialty services. Our strategy includes the development of additional specialty units and programming in nursing centers that could benefit from these services. The specialty programming will vary depending on the needs of the specific market, and may include complex medical and rehabilitation services, as well as memory care units and other specialty programming. These services allow our centers to meet market needs while improving census and payor mix. A center specific assessment of the market and the current programming being offered is conducted related to specialty programming to determine if unmet needs exist as a predictor of the success of particular niche offerings and services.
Acquisition, leasing and development of new centers. We continue to pursue and investigate opportunities to acquire, lease or develop new centers, focusing primarily on opportunities that can leverage our existing infrastructure.

Nursing Centers and Services.
Diversicare provides a broad range of post-acute care services to patients and residents including skilled nursing, ancillary health care services and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2016, our continuing operations consist of 76 nursing centers with 8,453 licensed skilled nursing beds. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted living beds. Our continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Mississippi, Missouri, Ohio, Tennessee, and Texas.

The following table summarizes certain information with respect to the nursing centers we own or lease as of December 31, 2016:

	Number of Centers	Licensed Nursing Beds (1)	Available Nursing Beds (1)
Operating Locations:
Alabama	19	2,282	2,203
Florida	1	79	79
Indiana	1	158	158
Kansas	6	464	464
Kentucky	13	1,127	1,123
Mississippi	10	1,138	1,103
Missouri	3	339	289
Ohio	5	404	393
Tennessee	5	617	537
Texas	13	1,845	1,571
	76	8,453	7,920
Classification:
Owned	17	1,504	1,266
Leased	59	6,949	6,654
Total	76	8,453	7,920
____________

(1)
The number of Licensed Nursing Beds is based on the regulatory licenses for the nursing center. The Company reports its occupancy based on licensed nursing beds. The number of Available Nursing Beds represents Licensed Nursing Beds reduced by beds removed from service. Available Nursing Beds is subject to change based upon the needs of the centers, including configuration of patient rooms, common usage areas and offices, status of beds (private, semi-private, ward, etc.) and renovations. The number of Licensed and Available Nursing Beds does not include 496 Licensed Assisted Living/Residential Beds, all of which are also available, and the number of centers excludes one stand-alone Assisted Living Facility in Ohio. These beds are excluded from the bed counts as our operating statistics such as occupancy are calculated using Nursing Beds only.

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
Memory Care Unit. Like our transitional care units, many of our nursing centers have memory care units, our designation for advanced care for dementia-related disorders including Alzheimer's disease. The goal of the units is to provide a safe, homelike and supportive environment for cognitively impaired patients, utilizing an interdisciplinary team approach. Family and community involvement complement structured programming in the secure environment instrumental in fostering as much resident independence and purposeful quality of life as long as possible despite diminished capacity.

Enhanced Therapy Services. We have complemented our traditional therapy services with programs that provide electrotherapy, vital stimulation, ultrasound and shortwave diathermy therapy treatments that promote pain management, wound healing, muscle strengthening, and/or contractures management, improving outcomes for our patients and residents receiving therapy treatments.
Other Specialty Programming. We implement other specialty programming based on a center's specific needs. We have developed two adult day care centers on nursing center campuses. We have developed specialty programming for bariatric patients (generally, patients weighing more than 350 pounds) at one of these centers as these individuals have unique psychosocial and equipment needs.
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
For all modules, the EMR system provides a dashboard that can be reviewed at a number of kiosks throughout the nursing center, allowing our staff to securely access a list of upcoming patient care tasks and providing supervisors a tool to help manage and monitor staff performance. We believe the EMR system provides better support, efficiency, and improves the quality of care for our patients. We originally invested approximately $112,000 per nursing center to deploy EMR in all our centers at the time of implementation. We currently implement EMR at each of the centers we acquire or at which time we assume operations during the transition process.
Organization. Our nursing centers are currently organized into ten regions, each of which is supervised by a regional vice president. The regional vice president is generally supported by specialists in several functions, including clinical, human resources, marketing, revenue cycle management and administration, all of whom are employed by us. The day-to-day operations of each of our nursing centers are led by an on-site, licensed administrator. The administrator of each nursing center is supported by other professional personnel, including a medical director, who assists in the medical management of the nursing center, and a director of nursing, who supervises a team of registered nurses, licensed practical nurses and nurse aides. Other personnel include those providing therapy, dietary, activities and social service, housekeeping, laundry, maintenance and office services. The majority of personnel at our nursing centers, including the administrators, are our employees.

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

Acquisitions, Significant Transactions and Divestitures.
Acquisitions
On February 26, 2016, the Company exercised its purchase options to acquire the real estate assets for Diversicare of Hutchinson in Hutchinson, Kansas and Clinton Place in Clinton, Kentucky for $4,250,000 and $3,300,000, respectively. The Company has operated these centers since February 2015 and April 2012, respectively. Hutchinson is an 85-bed skilled nursing center and Clinton is an 88-bed skilled nursing center. As a result of the consummation of the Agreements, the Company allocated the purchase price and acquisition costs among the assets acquired. The allocation of the purchase price was determined with the assistance of HealthTrust LLC, a third-party real estate valuation firm.
On November 1, 2015, the Company entered into an Asset Purchase Agreement with Haws Fulton Investors, LLC to acquire a 60-bed skilled nursing center in Fulton, Kentucky, for an aggregate purchase price of $3,900,000. As a result of this business combination transaction, the Company allocated the purchase price of $3,900,000 among the assets based on the fair value of the acquired net assets.
On February 1, 2015, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Barren County Health Care Center, Inc. to acquire a 94-bed skilled nursing center in Glasgow, Kentucky, for an aggregate purchase price of

$7,000,000, partially financed through a $5,000,000 mortgage loan with The PrivateBank with the balance paid in cash consideration. As a result of this business combination transaction, the Company allocated the purchase price of $7,000,000 among the assets based on the fair value of the acquired net assets.

Golden Living Transaction
On August 15, 2016, the Company entered into an Operation Transfer Agreement with Golden Living (the "Lessor") to assume the operations of 22 centers in Alabama and Mississippi. On October 1, 2016, the Company entered into a Master Lease Agreement (the "Lease") with Golden Living to directly lease 8 centers located in Mississippi from the Lessor. The Company also assumed individual leases of two centers in Mississippi from third parties. On November, 1 2016, the Company amended and restated the Lease ("Amended Lease") with the Lessor to directly lease an additional twelve centers located in Alabama. Refer to the chart below for a complete listing of these centers' locations and number of licensed beds.
Lease Agreements and Assumption of Operations
During 2016 and 2015, the Company assumed operations at 23 centers comprising a total increase of 2,647 licensed beds. See table below for details of the 2016 and 2015 operations acquired by the Company:

Center	Location	Effective Date	Licensed Bed Count
Diversicare of Hutchinson*	Hutchinson, Kansas	February 1, 2015	73
Diversicare of Amory	Amory, Mississippi	October 1, 2016	152
Diversicare of Batesville	Batesville, Mississippi	October 1, 2016	130
Diversicare of Brookhaven	Brookhaven, Mississippi	October 1, 2016	58
Diversicare of Carthage	Carthage, Mississippi	October 1, 2016	99
Diversicare of Eupora	Eupora, Mississippi	October 1, 2016	119
Diversicare of Meridian	Meridian, Mississippi	October 1, 2016	120
Diversicare of Ripley	Ripley, Mississippi	October 1, 2016	140
Diversicare of Southaven	Southaven, Mississippi	October 1, 2016	140
Diversicare of Tupelo	Tupelo, Mississippi	October 1, 2016	120
Diversicare of Tylertown	Tylertown, Mississippi	October 1, 2016	60
Diversicare of Arab	Arab, Alabama	November 1, 2016	87
Diversicare of Bessemer	Bessemer, Alabama	November 1, 2016	180
Diversicare of Riverchase	Birmingham, Alabama	November 1, 2016	132
Diversicare of Boaz	Boaz, Alabama	November 1, 2016	100
Diversicare of Foley	Foley, Alabama	November 1, 2016	154
Baron House of Hueytown	Hueytown, Alabama	November 1, 2016	50
Diversicare of Lanett	Lanett, Alabama	November 1, 2016	85
Diversicare of Montgomery	Montgomery, Alabama	November 1, 2016	138
Diversicare of Oneonta	Oneonta, Alabama	November 1, 2016	120
Diversicare of Oxford	Oxford, Alabama	November 1, 2016	173
Diversicare of Pell City	Pell City, Alabama	November 1, 2016	94
Diversicare of Winfield	Winfield, Alabama	November 1, 2016	123
*Diversicare of Hutchinson was later purchased in February 2016. Refer to our disclosure above.
Lease Termination
Effective May 31, 2016, the Company entered into an Agreement with Avon Ohio, LLC to amend the original lease agreement, thus terminating the Company's right of possession of the center. As a result, the Company incurred lease termination costs of $2,008,000 in the second quarter of 2016. Under the amended agreement, the Company is required to pay $300,000 per year through the term of the original lease agreement, July 31, 2024. For accounting purposes, this transaction was not reported as a discontinued operation, which is in accordance with the modified authoritative guidance for reporting discontinued operations, effective January 1, 2015. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results.

Pharmacy Partnership
Effective October 28, 2016, the Company and its partners entered into an asset purchase agreement to sell the pharmacy joint venture. The sale resulted in a $1,366,000 recorded gain on the sale of the Company's interest in the joint venture during the year ended December 31, 2016. The transaction also resulted in an immaterial gain contingency, which has not been recorded and income has not been recognized.
Discontinued Operations
Effective April 3, 2014, the Company entered into an asset purchase agreement with Rose Terrace Acq., LLC to sell its skilled center facility in Culloden, West Virginia. The original asset purchase agreement was subject to a number of conditions including an amendment to the Master Lease with Omega Health Investors, Inc. ("Omega") to terminate the lease only with respect to two other skilled nursing centers in West Virginia, state licensure and regulatory approval.
Effective July 1, 2014, the Company completed the transaction with Rose Terrace Acq., LLC to sell Rose Terrace, a 90-bed skilled nursing center in Culloden, West Virginia for a sales price of $16,500,000. The Company also entered into the Fifteenth Amendment to the Master Lease with Omega to terminate the lease only with respect to two other skilled nursing centers in Danville and Ivydale, West Virginia, and concurrently entered into an operations transfer agreement with American Health Care Management, LLC, an affiliate of the purchaser with respect to the two skilled nursing centers located in Danville and Ivydale, West Virginia. The amendment effectively reduced the annual rent payments due under the Master Lease by $1,900,000. Upon completion of the transaction, Diversicare no longer operates any skilled nursing centers in the state of West Virginia. In conjunction with the closing of the sale, the Company paid the balance of the $8,000,000 mortgage loan outstanding on the Rose Terrace center. The Company will continue to defend, and make cash payments related to professional liability claims asserted against these nursing centers for events occurring prior to July 1, 2014.

Nursing Center Industry.
We believe there are a number of significant trends within the post-acute care industry that will support the continued growth of the nursing center profession. These trends are also likely to impact our business. These factors include:
Demographic trends. The primary market for our post-acute health care services is comprised of persons aged 75 and older. This age group is one of the fastest growing segments of the United States population. As the number of persons aged 75 and over continues to grow, we believe that there will be corresponding increases in the number of persons who need skilled nursing care.
Cost containment pressures. In response to rapidly rising health care costs, governmental and other third-party payors have adopted cost-containment measures to reduce admissions and encourage reduced lengths of stays in hospitals and other acute care settings. As a result, hospitals are discharging patients earlier and referring elderly patients, who may be too sick or frail to manage their lives without assistance, to nursing centers where the cost of providing care is typically lower than hospital care.
Limited supply of centers. As the nation's population of seniors continues to grow, life expectancy continues to expand, and there continue to be limitations on granting Certificates of Need (“CON”) for new skilled nursing centers, so we believe that there will be continued demand for skilled nursing beds in the markets in which we operate. CON laws generally require a state agency to determine public need for any construction or expansion of healthcare facilities. We believe that the CON process tends to restrict the supply and availability of licensed skilled nursing center beds. High construction costs, limitations on state and federal government reimbursement for the full costs of construction, and start-up expenses also act to restrict growth in the supply for such centers.
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
The nursing centers operated by us compete with other centers in their respective markets, including rehabilitation hospitals and other skilled and personal care residential centers. In the few urban markets in which we operate, some of the long-term care providers with which our centers compete are significantly larger and have or may obtain greater financial and marketing resources than our centers. Some of these providers are not-for-profit organizations with access to sources of funds not available to our centers. Construction of new long-term care centers near our existing centers could adversely affect our business. We believe that the most important competitive factors in the long-term care business are: a nursing center's local reputation with referral sources, such as acute care hospitals, physicians, religious groups, other community organizations, Managed Care organizations, and a patient's family and friends; physical plant condition; the ability to identify and meet particular care needs in the community; the availability of qualified personnel to provide the requisite care; and the rates charged for services. There is limited, if any, price competition with respect to Medicaid and Medicare patients, since revenues for services to such patients are strictly controlled and are based on fixed rates and cost reimbursement principles. Although the degree of success with which our centers compete varies from location to location, we believe that our centers generally compete effectively with respect to these factors.

Revenue Sources
We classify our revenues from patients and residents into four major categories: Medicare, Medicaid, managed care, and private pay and other. Medicaid revenues are those received under the traditional Medicaid program, which provides benefits to those in need of financial assistance in the securing of medical services. Medicare revenues include revenues received under both Part A and Part B. Managed Care revenues are received from insurance entities, including third-party plans that administer Medicare benefits, known as Medicare Advantage plans. The private pay and other revenues are composed primarily of individuals or parties who directly pay for their services. Included in the private pay and other category are patients who are hospice beneficiaries as well as the recipients of Veterans Administration benefits. Veterans Administration payments are made pursuant to renewable contracts negotiated with these payors.
The following table sets forth net patient revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Year Ended December 31,
	2016		2015		2014
Medicaid	$215,381	50.6%	$188,323	48.6%	$166,497	48.4%
Medicare	117,143	27.5%	112,305	29.0%	101,806	29.6%
Managed Care	29,066	6.8%	27,856	7.2%	23,178	6.7%
Private Pay and other	64,473	15.1%	59,111	15.2%	52,711	15.3%
Total	$426,063	100.0%	$387,595	100.0%	$344,192	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Year Ended December 31,
	2016		2015		2014
Medicaid	3,448	68.1%	3,104	67.1%	2,844	67.0%
Medicare	591	11.7%	577	12.5%	540	12.7%
Managed Care	178	3.5%	173	3.7%	151	3.6%
Private Pay and other	844	16.7%	772	16.7%	709	16.7%
Total	5,061	100.0%	4,626	100.0%	4,244	100.0%
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
Medicare
Medicare is a federally-funded and administered health insurance program for the aged and for certain chronically disabled individuals. Part A of the Medicare program covers certain services furnished by skilled nursing centers and other institutional providers and inpatient hospital services. Part B covers physician services, durable medical equipment, various outpatient services and certain ancillary services. Medicare generally covers skilled nursing center services for beneficiaries who require nursing care or rehabilitation services after a qualifying hospital stay. Medicare pays a per diem rate for each beneficiary, adjusted for patient acuity and additional factors such as geographic differences in wage rates. The payment rates are set forth under a prospective payment system that uses nursing and therapy indexes to assign a payment rate to each beneficiary. The Centers for Medicare & Medicaid Services (“CMS”) updates the rates annually. The payment rates cover all services to be provided to a beneficiary, including room and board, skilled nursing care, therapy, and medications.
In July 2016, CMS issued its final rule outlining Medicare payment rates and policies for skilled nursing centers for federal fiscal year 2017, which began October 1, 2016. CMS projects that aggregate payments to skilled nursing centers will increase by a net 2.4% for fiscal year 2017. This reflects a 2.7% market basket increase, reduced by a 0.3% multi-factor productivity adjustment required by Patient Protection and Affordable Care Act ("PPACA"). The payment rates for fiscal year 2016, which were projected to increase aggregate payments to skilled nursing centers by 1.2%, reflected a 0.6% forecast error reduction and the 0.5% productivity reduction required by PPACA. For fiscal year 2018, the Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) requires the payment update for skilled nursing centers to be 1%.
In addition to the adjustments described above, payment rates are reduced pursuant to ongoing sequestration. The Budget Control Act of 2011 (“BCA”) requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. CMS began imposing a 2% reduction on Medicare claims in April of 2013. These reductions have been extended through 2025.
CMS has increasingly introduced policies intended to shift Medicare to value-based payment methodologies, tying reimbursement to quality of care rather than quantity. For example, CMS has implemented the Quality Reporting Program, under which skilled nursing centers are required to report quality data. Beginning in fiscal year 2018, skilled nursing centers that fail to submit required data will be subject to a 2% reduction to the annual market basket update. The Skilled Nursing Facility Value-Based Purchasing (“SNF VBP”) Program, which begins on October 1, 2018, will make incentive payments available to skilled nursing centers based on their past performance on a specified quality measure. The first measure under this program is the 30-day potentially preventable readmission measure, which assesses the rate of unplanned, potentially preventable hospital readmissions for skilled nursing center patients within 30 days of discharge from a prior admission to a hospital. CMS will fund the SNF VPB Program incentive payment pool by withholding and then redistributing 2% of skilled nursing center payments, beginning in fiscal year 2019.

In addition, CMS has established the Five-Star Quality Rating System to assist the public in choosing a skilled care provider. Each nursing home is given a rating between 1 and 5 stars, which is published on the Nursing Home Compare website. The overall star rating is determined by three components: information from the last three years of health inspections, staffing information, and quality measures. The rating is based, in part, on the quality data nursing centers are required to report. For example, nursing centers must report the percentage of short-stay residents who are successfully discharged into the community and the percentage who had an outpatient emergency department visit. We remain diligent in continuing to provide outstanding patient care to achieve high rankings for our centers, as well as assuring that our rankings are correct and appropriately reflect our quality results.
Therapy Services. Reimbursement for physical therapy, occupational therapy, and speech-language pathology services covered under Medicare Part B is determined according to the Medicare Physician Fee Schedule (“MPFS”), which is updated annually. If a beneficiary receives multiple therapy treatments in one day, Medicare Part B pays the full rate for the therapy unit of service that has the highest Practice Expense (“PE”) component. A multiple procedure payment reduction is applied to the second and subsequent therapy units, reducing reimbursement to 50% of the applicable PE component.
Therapy services covered under Medicare Part B are subject to an annual dollar-amount payment cap per beneficiary. These limitations on reimbursement are determined on a calendar year basis. For 2017, the limit on incurred expenses is $1,980 per patient for physical and speech therapy services combined, and a separate $1,980 per patient limit applies for occupational therapy services. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit.
A temporary two-tier exceptions process permits providers to request reimbursement of therapy services beyond the caps in certain situations. The MACRA extended the exceptions process through December 31, 2017. The first tier, the automatic exceptions process, can be used for claims beyond the caps, up to a $3,700 threshold. The second tier, a targeted review process, may apply when a beneficiary’s incurred expenses exceed a $3,700 threshold. MACRA eliminated a previous requirement for manual medical review of all claims exceeding the $3,700 threshold, instead providing for a targeted post-payment reviews to be conducted by Supplemental Medical Review Contractors. These claim reviews focus on providers with a high percentage of patients receiving therapy beyond the threshold and on therapy provided in specified settings, including skilled nursing centers.
MACRA also provides for a 0.5% increase to the MPFS rates each calendar year through 2019, subject to other adjustments. It required the establishment of the Quality Payment Program (“QPP”), a payment methodology intended to reward high-quality patient care. Beginning in 2017, physicians and certain other clinicians are required to participate in one of two QPP tracks, which will affect Medicare payments in 2019. The Advanced Alternative Payment Model (“Advanced APM”) track makes incentive payments available for participation in specific innovative payment models approved by CMS. A provider with sufficient participation in an Advanced APM is exempt from the reporting requirements and payment adjustments imposed under the second track, the Merit-Based Incentive Payment System (“MIPS”). Providers electing to participate in MIPS will tie payment to performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MIPS will consolidate components of three existing incentive programs, including the Value-Based Payment Modifier program and the Physician Quality Reporting System.

Medicaid
Medicaid is a medical assistance program for the indigent that is funded jointly by the federal and state governments and administered by the states. Federal law requires states to cover certain nursing center services for Medicaid-eligible individuals when other payment options are unavailable. However, Medicaid eligibility requirements and benefits vary by state, and states may impose limitations on nursing services. States may also establish levels of service or payment methodologies by acuity or specialization of a nursing center.
PPACA, as currently structured, requires states to expand Medicaid coverage by adjusting eligibility requirements such as income thresholds. However, the future of the Medicaid expansion is uncertain as a result of the 2016 federal elections. Further, a number of states have opted out of the Medicaid expansion provisions. Some states that opted out of the expansion provisions are evaluating alternatives such as waiver plans to extend or replace existing supplemental payment programs.
For example, effective February 1, 2015, the Company began participating in Indiana's Upper Payment Limit ("UPL") supplemental payment program, which provides supplemental Medicaid payments for skilled nursing centers that are licensed to non-state government entities such as county hospital districts. One skilled nursing center previously operated by the Company entered into a transaction with one such hospital district participating in the UPL program, providing for the transfer of the license from the Company to the hospital district. The Company's operating subsidiary retained the management of the center on behalf of the hospital district. The agreement between the hospital district and the Company is terminable by either party. Termination would fully restore the prior license status.
We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in 2016 and 2015, along with increased Medicaid acuity in our acuity based states, were the primary contributor to our 2.3% increase in average rate per day for Medicaid patients in 2016 compared to 2015. Based on the rate changes received during the third quarter of 2016, we expect a favorable impact to our rate per day for Medicaid patients as we move into 2017 due to modest rate increases in many of the states within which we operate.
Several states in which we operate face budget shortfalls, which could result in reductions in Medicaid funding for nursing centers. Pressures on state budgets are expected to continue in the future. Certain of the states in which we operate are actively seeking ways to reduce Medicaid spending for nursing center care by such methods as capitated payments and substantial reductions in reimbursement rates. Some states are promoting alternatives such as community and home-based services. We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the year ended December 31, 2016, we derived 27.5% and 50.6% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively.  Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our financial position and profitability.

Employees.
As of February 2, 2017, we employed approximately 7,400 employees, referred to as "team members", in connection with our continuing operations, approximately 6,700 of which are considered full-time team members. We believe that our team member relations are good. Approximately 843 of our team members are represented by a labor union.
Although we believe we are able to employ sufficient nurses and therapists to provide our services, a shortage of health care professional personnel in any of the geographic areas in which we operate could affect our ability to recruit and retain qualified team members and could increase our operating costs. We compete with other health care providers for both professional and non-professional team members and with non-health care providers for non-professional team members. This competition contributed to a significant increase in the salaries that we had to pay to hire and retain these team members. As is common in the health care industry, we expect the salary and wage increases for our skilled healthcare providers will continue to be higher than average salary and wage increases nationally.
Supplies and Equipment.
We purchase drugs, solutions and other materials and lease certain equipment required in connection with our business from many suppliers. We have not experienced, and do not anticipate that we will experience, any significant difficulty in purchasing supplies or leasing equipment from current suppliers. In the event that such suppliers are unable or fail to sell us supplies or lease equipment, we believe that other suppliers are available to adequately meet our needs at comparable prices. National purchasing contracts are in place for all major supplies, such as food, linens and medical supplies. These contracts assist in maintaining quality, consistency and efficient pricing. Based on contract pricing for food and other supplies, we expect cost increases in 2017 to be relatively the same or slightly lower than the increases we experienced in 2016.

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
Licensure and Certification.
All our nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing centers are subject to CON laws, which require us to obtain government approval for the construction of new nursing centers or the addition of new licensed beds to existing centers. Our nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality of medical care, record keeping, dietary services, patient rights, and the physical condition of the nursing center and the adequacy of the equipment used therein. Each center is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If the survey concludes that there are deficiencies in compliance, the center is subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a center receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. There can be no assurance that, in the future, we will be able to maintain such licenses and certifications for our centers or that we will not be required to expend significant sums in order to comply with regulatory requirements.
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
Skilled nursing centers are required to bill Medicare on a consolidated basis for certain items and services that they furnish to patients, regardless of the cost to deliver these services. This consolidated billing requirement essentially makes the skilled nursing center responsible for billing Medicare for all care services delivered to the patient during the length of stay.
CMS has instituted a number of new exploratory test programs designed to extend the reimbursement and financial responsibilities under consolidated billing beyond the traditional discharge date to include a broader set of bundled services. Such examples may include, but are not exclusive to, home health, durable medical equipment, home and community based services, and the cost of re-hospitalizations during a specified bundled period. Today, these test programs for bundled reimbursement are confined to a small set of clinical conditions. This bundled form of reimbursement could be extended to a broader range of diagnosis related conditions in the future. Because of the untested nature of this new form of reimbursement, the potential impact on skilled nursing center utilization and reimbursement is currently unknown. The process for defining bundled services has not been fully determined by CMS and therefore is subject to change during the rule making process.
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
Risks Related to our Operations
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
Each year, we record adjustments to our accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual result in changes to reported expenses and income, they are not directly related to changes in cash because the accrual is not funded. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Our actual professional liabilities may vary significantly from the accrual due to an increase in the number of claims asserted or claim costs in excess of estimates, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. For the years ended December 31, 2016, 2015 and 2014, we recorded professional liability expense of $8.5 million, $8.1 million and $7.2 million, respectively.
Our outstanding indebtedness is subject to various financial covenants and floating rates of interest which could be subject to fluctuations based on changing interest rates.
We have long-term indebtedness of $80.1 million at December 31, 2016. Certain of our debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. As of December 31, 2016, we were in compliance with these financial covenants. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of some or all of our debts. Such non-compliance could result in a material adverse impact to our financial position, results of operations and cash flows. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional discussion of our covenants.
In connection with the refinancing transaction in February 2016 discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we entered into an interest rate swap with respect to a portion of the mortgage loan to mitigate the floating interest rate risk of such borrowing. The interest rate swap converted the variable rate on our mortgage indebtedness to a fixed interest rate for the five year term of this indebtedness, decreasing our exposure to risks of variable rates of interest. While limiting our risk to increases in interest rates by utilizing the interest rate swap, we forgo benefits that might result from downward fluctuations in interest rates. We also are exposed to the risk that our counterpart to the swap agreement will default on its obligations.
Our accrual for professional liability claims is not funded, and if a material judgment is entered against us in any lawsuit, we may lack adequate cash to pay the judgment.
As of December 31, 2016, we are engaged in 67 professional liability lawsuits. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.

The U.S. Department of Justice has commenced a civil investigation of potential violations of the False Claims Act, which could adversely affect our operations and financial condition.
Our business is currently under investigation for potential violations of the False Claims Act (FCA).  See Legal Proceedings for further information regarding this investigation. Any finding that we are not in compliance with these laws could require us to change our operations or could subject us to treble damages, penalties and/or make us ineligible to participate in certain government funded healthcare programs, any of which could in turn significantly harm our business and financial condition.
Our operational and strategic flexibility is limited due to the number of our centers that are leased from third parties.
A substantial majority of our centers are leased from third parties. The loss or deterioration of our relationship with any of our landlords may adversely affect our business. The terms of such leases generally require us to operate such centers as skilled nursing centers, and generally do not allow us to assign the lease to a third party without the applicable landlord’s consent. Therefore, our ability to divest such leased properties is limited, and we may be forced to continue operating such centers as skilled nursing centers even if doing so becomes unprofitable.
While we expect to renew or extend our leases in the normal course of business, there can be no assurance that these rights will be exercised in the future or that we will be able to satisfy the conditions precedent to exercising any such renewal or extension, to the extent that such provisions exist in our leases. In addition, if we are unable to renew or extend any of our master leases, we may lose all of the facilities subject to that master lease agreement. If we are not able to renew or extend our leases at or prior to the end of the existing lease terms, or if the terms of such options are unfavorable or unacceptable to us, our business, financial condition and results of operation could be adversely affected.
Our failure to pay the rent or otherwise comply with the provisions of any of our lease agreements could result in an “event of default” under such lease agreement and also could result in a cross default under other master lease agreements and the agreements for our indebtedness. Upon an event of default, remedies available to our landlords generally include, without limitation, terminating such lease agreement, repossessing and reletting the leased properties and requiring us to remain liable for all obligations under such lease agreement, including the difference between the rent under such lease agreement and the rent payable as a result of reletting the leased properties, or requiring us to pay the net present value of the rent due for the balance of the term of such lease agreement. The exercise of such remedies would have a material adverse effect on our business, financial position, results of operations and liquidity.
Our failure to pay rent or otherwise comply with the provisions of any of our Master Lease Agreements could materially adversely affect our business, financial position, results of operations, and liquidity.
Many of our facilities are under a Master Lease Agreement. Our failure to pay the rent or otherwise comply with the provisions of any of our Master Lease Agreements would result in an “Event of Default” under such Master Lease Agreement and also could result in a default under the Credit Facilities and, if repayment of the borrowings under the Credit Facilities were accelerated, also under the indentures governing our outstanding notes. The exercise of remedies by any of our landlords would have a material adverse effect on our business, financial position, results of operations, and liquidity.
We are highly dependent on reimbursement by third-party payors and delays in reimbursement for any reason may cause liquidity problems.
Substantially all of our nursing center revenues are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs, and private insurers. For the year ended December 31, 2016, our patient revenues from continuing operations derived from Medicaid, Medicare, Managed Care and private pay (including private insurers) sources were approximately 50.6%, 27.5%, 6.8%, and 15.1%, respectively. Changes in the mix of our patients among Medicare, Medicaid, Managed Care and private pay categories and among different types of private pay sources may affect our net revenues and profitability. Our net revenues and profitability are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.
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
If we have information systems problems or payment or other issues arise with Medicare, Medicaid or other payors that affect the amount or timeliness of reimbursements, we may encounter delays in our payment cycle. Any significant payment timing delay could cause us to experience working capital shortages. As a result, working capital management, including prompt and diligent billing and collection, is an important factor in our consolidated results of operations and liquidity. Our working capital management procedures may not successfully mitigate the effects of any delays in our receipt of payments or reimbursements. Accordingly, such delays could have an adverse effect on our liquidity and financial condition.
We operate in an industry that is highly competitive.
The long-term care industry generally, and the nursing home business particularly, is highly competitive. We face direct competition for the acquisition of centers. In turn, our centers face competition for patients. Our ability to compete is based on several factors and include, but are not limited to building age, appearance, reputation, relationships with referral sources, availability of patients, survey history and CMS rankings. Some of our present and potential competitors are significantly larger and have or may obtain greater financial and marketing resources than we can. Some hospitals that provide long-term care services are also a potential source of competition. Certain of our competitors are operated by not-for-profit, non-taxpaying or governmental agencies that can finance capital expenditures on a tax exempt basis and receive funds and charitable contributions unavailable to us. In addition, we may encounter substantial competition from new market entrants. Consequently, there can be no assurance that we will not encounter increased competition in the future, which could limit our ability to attract patients or expand our business, and could materially and adversely affect our business or decrease our market share.
We may have difficulty attracting and retaining qualified nurses, therapists, healthcare professionals and other key personnel, which, along with a growing number of minimum wage and compensation related regulations, can increase our costs related to these employees.
Our team members are essential to our business. We rely on our ability to attract and retain qualified nurses, therapists and other healthcare professionals. The market for these key personnel is highly competitive, and we could experience significant increases in our operating costs due to shortages in their availability. Like other healthcare providers, we have at times experienced difficulties in attracting and retaining qualified personnel. We may continue to experience increases in our labor costs, primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel, and such increases may adversely affect our profitability. Furthermore, while we attempt to manage overall labor costs in the most efficient way, our efforts to manage them through wage freezes and similar means may have limited effectiveness and may lead to increased turnover and other challenges.
Tight labor markets and high demand for such team members can contribute to high turnover among clinical professional staff. A shortage of qualified personnel at a facility could result in significant increases in labor costs and increased reliance on overtime and expensive temporary staffing agencies, and could otherwise adversely affect operations at the affected centers. If we are unable to attract and retain qualified professionals, our ability to adequately provide services to our residents and patients may decline and our ability to grow may be constrained.
Our cost of labor may be influenced by unanticipated factors in certain markets or, with respect to collective bargaining agreements that we are a party to, we may experience above-market increases. A substantial number of our team members are hourly team members whose wage rates are affected by increases in the federal or state minimum wage rate. As collective bargaining agreements are renegotiated or minimum wage rates increase we may need to increase the wages paid to team members. This may be applicable to not only minimum wage team members but also to team members at wage rates which are currently above the minimum wage.
The Department of Labor recently issued rule changes to the Fair Labor Standards Act that would increase the minimum salary threshold for team members exempt from overtime along with an automatic annual increase to this salary threshold. The future of these rule changes, as well as other potential changes, remains uncertain given the recent change in Presidential administrations. However, these rule changes could increase our cost of services provided.

Because we are largely funded by government programs, we do not have an ability to pass such wage increases through to revenue sources. Any such mandated wage increases could have a material adverse effect on our results of operations, liquidity and financial condition.
Possible changes in the acuity of residents and patients, as well as payor mix and payment methodologies, may significantly affect our profitability.
The sources and amount of our revenues are determined by a number of factors, including the occupancy rates of our facilities, the length of stay, the payor mix of residents and patients, rates of reimbursement among payors, and patient acuity. Changes in patient acuity as well as payor mix among private pay, Medicare, and Medicaid may significantly affect our profitability. In particular, any significant decrease in our population of high-acuity patients or any significant increase in our Medicaid population could have a material adverse effect on our business, financial position, results of operations, and liquidity, especially if state Medicaid programs continue to limit, or more aggressively seek limits on, reimbursement rates or service levels.
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
The success of previous and future acquisitions cannot be guaranteed and such acquisitions may consume substantial capital and other resources and could expose us to unforeseen liabilities and integration risks.
We have in the past and plan to in the future make investments in additional centers, whether by opening new centers or acquiring existing centers. Such acquisitions may involve significant cash expenditures, debt incurrence, operating losses and additional expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions involve numerous risks, including:

•	difficulties integrating acquired operations, personnel and accounting and information systems, or in realizing projected efficiencies and cost savings;

•	diversion of management's attention from other business concerns;

•	potential loss of key team members or customers of acquired companies;

•	entry into markets in which we may have limited or no experience;

•	increased indebtedness and reduced ability to access additional capital when needed;

•	assumption of unknown liabilities or regulatory issues of acquired companies, including failure to comply with healthcare regulations or to establish internal financial controls; and

•	straining of our resources, including internal controls relating to information and accounting systems, regulatory compliance, logistics and others.
Furthermore, certain of the foregoing risks could be exacerbated when combined with other growth measures that we may pursue.
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
Natural and man-made disasters and similar events, including terrorist attacks and acts of nature such as hurricanes, tornados, earthquakes and wildfires, may cause damage or disruption to us, our employees and our centers, which could have an adverse impact on our patients and our business.  In order to provide care for our patients, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our centers, and the availability of employees to provide services at our centers.  If the delivery of goods or the ability of employees to reach our centers were interrupted in any material respect due to a natural disaster or other reasons, it would have a significant impact on our centers and our business.  Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more centers, which would be costly and would involve risks, including potentially fatal risks, for the patients.  The impact of disasters and similar events is inherently uncertain.  Such events could harm our patients and employees, severely damage or destroy one or more of our centers, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.
New accounting pronouncements or new interpretations of existing standards could require us to make adjustments in our accounting policies that could affect our financial statements.
The Financial Accounting Standards Board, the SEC, or other accounting organizations or governmental entities issue new pronouncements or new interpretations of existing accounting standards that sometimes require us to change our accounting policies and procedures. Future pronouncements or interpretations could require us to change our policies or procedures and have a significant impact on our future financial statements.
Risks Related to Government Regulations
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
The Office of Inspector General (“OIG”), the enforcement arm of the Medicare and Medicaid programs, formulates a formal work plan each year for nursing centers. The OIG's most recent work plan indicates that quality of care, assessment and monitoring, poorly performing nursing facilities, hospitalizations, criminal background checks, Medicare part B services, accuracy of nursing facilities Minimum Data, transparency of ownership, and civil monetary penalty funds will be the investigative focus in 2017. We cannot predict the likelihood, scope or outcome of any such investigations on our centers.

We are subject to claims under the self-referral, false claims, and anti-kickback legislation.
Federal and state false claims act statutes provide a mechanism for private individuals and governmental entities to seek to recover significant sums for alleged violations of the federal and state laws governing reimbursement for services provided. At least one false claims act case is pending against us, and there can be no assurance that our operations will not be subject to review, scrutiny, penalties or enforcement actions under these laws, or that these laws will not change in the future. Violations of these laws may result in substantial damage awards, civil or criminal penalties for individuals or entities, including large civil monetary penalties and exclusion from participation in the Medicare or Medicaid programs. Such awards, exclusion or penalties, if applied to us, could have a material adverse effect on our financial position and profitability.
In the United States, various state and federal laws regulate the relationships between providers of health care services, physicians, and other clinicians. These self-referral laws impose restrictions on physician referrals for designated health services to entities with which they have financial relationships. These laws also prohibit the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or state health care program patients or patient care opportunities for the purchase, lease or order of any item or service that is covered by the Medicare and Medicaid programs. Federal and state laws prohibit the submission of false claims and other acts that are considered fraudulent, wasteful or abusive. Under the federal False Claims Act (FCA), actions against a provider can be initiated by the federal government or by a private party on behalf of the federal government. These private parties, who are often referred to as “qui tam relators” or “relators,” are entitled to share in any amounts recovered by the government. Both direct enforcement activity by the government and qui tam relator actions have increased significantly in recent years. The use of private enforcement actions against healthcare providers has increased dramatically, in part because the relators are entitled to share in a portion of any settlement or judgment.
A FCA violation occurs when a provider knowingly submits a claim for items or services not provided. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by creating liability for knowingly retaining an overpayment received from the government and broadening protections for whistleblowers. The submission of false claims or the failure to timely repay overpayments may lead to the imposition of significant CMPs, significant criminal fines and imprisonment, and/or exclusion from participation in state and federally-funded healthcare programs, including the Medicare and Medicaid programs.
Allegations of poor quality of care can also lead to FCA actions under a theory of worthless services. Worthless services cases allege that although care was provided it was so deficient that it was tantamount to no service at all.
In recent years, prosecutors and relators are increasingly bringing FCA claims based on the implied certification theory as an expansion of the scope of the FCA. Under the implied certification theory, a violation of the FCA occurs when a provider’s request for payment implies a certification of compliance with the applicable statutes, regulations or contract provisions that are preconditions to payment. This development has increased the risk that a healthcare company will have to defend a false claims action, pay fines and treble damages or settlement amounts or be excluded from the federal and state healthcare programs as a result of an investigation arising out of the FCA. Many states have enacted similar laws providing for imposition of civil and criminal penalties for the filing of fraudulent claims.
Because we submit thousands of claims to Medicare each year, and there is a relatively long statute of limitations under the FCA, there is a risk that intentional, or even negligent or recklessly submitted claims that prove to be incorrect, or even billing errors, cost reporting errors or lapses in statutory or regulatory compliance with regard to the provision of healthcare services (including, without limitation the Anti-Kickback Statue and the federal self-referral law discussed above), could result in significant civil or criminal penalties against us. Any such penalties or allegations, whether valid or not, could have a significant impact on our business. To the extent that we, any of our centers through which we do business, or any of the owners or directors have a financial relationship with each other or with other health care entities providing services to long-term care patients, such relationships could be subject to increased scrutiny.
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
In recent years, there have been initiatives on the federal and state levels for comprehensive reforms affecting the availability, payment and reimbursement of healthcare services in the United States. In March 2010, significant legislation concerning health care and health insurance was passed which will significantly change the future of health care in the United States, including the Affordable Care Act (the “Affordable Care Act”), which has affected comprehensive health insurance reform, including the creation of health insurance exchanges, among other reforms. However, as has been widely publicized, the Affordable Care Act has been fraught with challenges. In addition, it is possible that changes in administration and policy, including the potential repeal of all or parts of the Affordable Care Act, resulting from the recent U.S. presidential election could result in additional proposals and continued developments with respect to healthcare reform. Significant changes to, or repeal of, the Affordable Care Act or other healthcare legislation could materially and adversely our business.
State efforts to regulate or deregulate the healthcare services industry or the construction or expansion of healthcare facilities could impair our ability to expand our operations, or could result in increased competition.
Some states require healthcare providers to obtain prior approval, known as a certificate of need, for:
• the purchase, construction or expansion of healthcare facilities;
• capital expenditures exceeding a prescribed amount; or
• changes in services or bed capacity.
In addition, other states that do not require certificates of need have effectively barred the expansion of existing facilities and the development of new ones by placing partial or complete moratoria on the number of new Medicaid beds they will certify in certain areas or in the entire state. Other states have established such stringent development standards and approval procedures for constructing new healthcare facilities that the construction of new facilities, or the expansion or renovation of existing facilities, may become cost prohibitive or extremely time-consuming. In addition, some states the acquisition of a facility being operated by a non-profit organization requires the approval of the state Attorney General.
Our ability to acquire or construct new facilities or expand or provide new services at existing facilities would be adversely affected if we are unable to obtain the necessary approvals, if there are changes in the standards applicable to those approvals, or if we experience delays and increased expenses associated with obtaining those approvals. We may not be able to obtain licensure, certificate of need approval, Medicaid certification, Attorney General approval or other necessary approvals for future expansion projects. Conversely, the elimination or reduction of state regulations that limit the construction, expansion or renovation of new or existing facilities could result in increased competition to us or result in overbuilding of facilities in some of our markets. If overbuilding in the healthcare industry in the markets in which we operate were to occur, it could reduce the occupancy rates of existing facilities and, in some cases, might reduce the private rates that we charge for our services.
Risks Related to our Common Stock
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
Our Certificate of Incorporation (the “Certificate”) provided for the classification of our Board into three classes, with each class of directors serving staggered terms of three years. Although the classification of our Board has been eliminated, all directors will not be up for election each year until the 2018 annual meeting. Our Certificate requires the approval of the holders of two-thirds of the outstanding shares to amend certain provisions of the Certificate. Section 203 of the Delaware General Corporate Law restricts the ability of a Delaware corporation to engage in any business combination with an interested shareholder. We are also authorized to issue up to 795,000 shares of preferred stock, the rights of which may be fixed by our Board without shareholder approval. Provisions in certain of our executive officers' employment agreements provide for post-termination compensation, including payment of amounts up to two times their annual salary, following certain changes in control (as defined in such agreements). Our stock incentive plans provide for the acceleration of the vesting of options in the event of certain changes in control (as defined in such plans). Certain changes in control also constitute an event of default under our bank credit facility. The foregoing matters may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of the company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own 17 and lease 59 long-term care centers as discussed in “Item 1 Business - Nursing Centers and Services.” See further details below.

Our current operations include 59 nursing centers subject to operating leases, including 35 owned by Omega, 20 owned by Golden Living and four owned by other parties. Effective April 1, 2015, Omega acquired Aviv REIT, who owned 12 of our centers at the time of acquisition, which subsequently are owned by Omega. In our role as lessee, we are responsible for the day-to-day operations of all operated centers. These responsibilities include recruiting, hiring and training all nursing and other personnel, and providing patient care, nutrition services, marketing, quality improvement, accounting, and data processing services for each center. The lease agreements pertaining to our 59 leased centers are “triple net” leases, requiring us to maintain the premises, provide insurance, pay taxes and pay for all utilities. The average remaining term of our lease agreements, including renewal options, is approximately 17 years. See the table below for a summary of owned and leased beds operated by the Company.

State	Centers	Leased Beds	Owned Beds	Total Operational Beds
Alabama	19	2,079	203	2,282
Florida	1	79	—	79
Indiana	1	172	—	172
Kansas	6	—	490	490
Kentucky	13	917	252	1,169
Mississippi	10	1,138	—	1,138
Missouri	3	455	—	455
Ohio	5	702	—	702
Tennessee	5	497	120	617
Texas	13	1,370	475	1,845
Total	76	7,409	1,540	8,949
Brentwood Support Center and Regional Offices
We lease approximately 29,000 square feet of office space in Brentwood, Tennessee that houses our executive offices, and centralized management support functions. Lease periods on these centers range up to three years. Regional executives for Kansas work from an office of approximately 1,500 square feet. We believe that our leased properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

ITEM 3. LEGAL PROCEEDINGS
The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to lawsuits alleging malpractice, negligence, violations of false claims acts, product liability, or related legal theories, many of which involve large claims and significant defense costs. Like many other companies engaged in the long-term care profession in the United States, we have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. It is expected that we will continue to be subject to such suits as a result of the nature of our business. Further, as with all health care providers, we are periodically subject to regulatory actions seeking fines and penalties for alleged violations of health care laws and are potentially subject to the increased scrutiny of regulators for issues related to compliance with health care fraud and abuse laws and with respect to the quality of care provided to residents of our center. Like other health care providers, in the ordinary course of our business, we are also subject to claims made by employees and other disputes and litigation arising from the conduct of our business.
As of December 31, 2016, we are engaged in 67 professional liability lawsuits. Seven lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee (DOJ) had commenced a civil investigation of potential violations of the False Claims Act (FCA).

In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two centers that were the subject of the original civil investigative demand ("CID"). In connection with this matter, between July 2013 and early February 2016, the Company has received three civil investigative demands (a form of subpoena) for documents and information relating to our practices and policies for rehabilitation, and other services, our preadmission evaluation forms ("PAEs") required by TennCare and our Pre-Admission Screening and Resident Reviews ("PASRRs"). We have responded to those requests. The DOJ has also issued CID’s for testimony from current and former employees of the Company. The DOJ’s civil investigation of the Company’s practices and policies for rehabilitation now covers all of the Company’s centers, but thus far only documents from six of our centers have been requested.
In June 2016, the Company received an authorized investigative demand (a form of subpoena) for documents in connection with a criminal investigation by the DOJ related to our practices with respect to PAEs and PASRRs, and the Company has provided documents responsive to this subpoena and continues to provide additional information as requested. The Company cannot predict the outcome of these investigations or the related lawsuits, and the outcome could have a materially adverse effect on the Company, including the imposition of treble damages, criminal charges, fines, penalties and/or a corporate integrity agreement. The Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
In January 2009, a purported class action complaint was filed in the Circuit Court of Garland County, Arkansas against the Company and certain of its subsidiaries and Garland Nursing & Rehabilitation Center (the “Center”). The complaint alleges that the defendants breached their statutory and contractual obligations to the patients of the Center over the five-year period prior to the filing of the complaints. The lawsuit remains in its early stages and has not yet been certified by the court as a class action. The Company intends to defend the lawsuit vigorously.
We cannot currently predict with certainty the ultimate impact of any of the above cases on our financial condition, cash flows or results of operations. Our reserve for professional liability expenses does not include any amounts for the pending DOJ investigation or the purported class action against the Arkansas centers. An unfavorable outcome in any of these lawsuits or any of our professional liability actions, any regulatory action, any investigation or lawsuit alleging violations of fraud and abuse laws or of elderly abuse laws or any state or Federal False Claims Act case could subject us to fines, penalties and damages, including exclusion from the Medicare or Medicaid programs, and could have a material adverse impact on our financial condition, cash flows or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock is traded on the NASDAQ Capital Market and began trading there on September 12, 2006 under the symbol “AVCA.” Effective March 15, 2013, the Company changed its name from Advocat Inc. to Diversicare Healthcare Services, Inc. as a result of a merger of the Company and a wholly-owned subsidiary. In connection with the name change, the Company changed its NASDAQ ticker symbol from “AVCA” to “DVCR” effective with the market open on
Monday, March 18, 2013. The following table sets forth the high and low bid prices of our common stock, as reported by NASDAQ.com, for each quarter in 2016 and 2015:

Period				High	Low	Dividends
2015	—	1st	Quarter	$13.95	$8.46	$0.055
2015	—	2nd	Quarter	$17.15	$11.89	$0.055
2015	—	3rd	Quarter	$13.00	$8.14	$0.055
2015	—	4th	Quarter	$10.59	$6.45	$0.055
2016	—	1st	Quarter	$9.95	$6.75	$0.055
2016	—	2nd	Quarter	$8.90	$7.00	$0.055
2016	—	3rd	Quarter	$10.07	$6.41	$0.055
2016	—	4th	Quarter	$12.82	$9.98	$0.055

Our common stock has been traded since May 10, 1994. On February 15, 2017, the closing price for our common stock was $9.27, as reported by NASDAQ.com.
Holders. On February 15, 2017, there were approximately 264 holders of record. Most of our shareholders have their holdings in the street name of their broker/dealer.
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

	Year Ended December 31,
	2016	2015	2014	2013	2012
Statement of Operations Data		(in thousands, except per share amounts)
REVENUES:
Patient revenues, net	$426,063	$387,595	$344,192	$260,221	$231,047
EXPENSES:
Operating	342,932	311,035	275,605	213,064	186,958
Lease	33,364	28,690	26,151	20,396	18,018
Professional liability	8,456	8,122	7,216	5,666	4,304
General and administrative	30,271	24,793	22,133	20,940	19,515
Depreciation and amortization	8,292	7,524	7,078	6,363	5,758
Lease termination costs	2,008	—	—	—	—
Restructuring	—	—	—	1,446	—
	425,323	380,164	338,183	267,875	234,553
OPERATING INCOME (LOSS)	740	7,431	6,009	(7,654)	(3,506)
OTHER INCOME (EXPENSE):
Equity in net income (losses) of investment in unconsolidated affiliate	273	339	(5)	(183)	(280)
Gain on sale of investment in unconsolidated affiliate	1,366	—	—	—	—
Interest expense, net	(4,802)	(4,102)	(3,697)	(3,032)	(2,232)
Debt retirement costs	(351)	—	—	(320)	—
	(3,514)	(3,763)	(3,702)	(3,535)	(2,512)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,774)	3,668	2,307	(11,189)	(6,018)
BENEFIT (PROVISION) FOR INCOME TAXES	1,030	(916)	(857)	4,196	2,147
INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,744)	2,752	1,450	(6,993)	(3,871)
DISCONTINUED OPERATIONS, net of taxes	(67)	(1,128)	3,258	(1,469)	951
NET INCOME (LOSS)	$(1,811)	$1,624	$4,708	$(8,462)	$(2,920)
INCOME (LOSS) PER COMMON SHARE:
Basic
Continuing operations	$(0.28)	$0.45	$0.21	$(1.26)	$(0.74)
Discontinued operations	(0.01)	(0.18)	0.54	(0.25)	0.16
Net income (loss) per common share	$(0.29)	$0.27	$0.75	$(1.51)	$(0.58)
Diluted
Continuing operations	$(0.28)	$0.44	$0.20	(1.26)	(0.74)
Discontinued operations	(0.01)	(0.18)	0.52	(0.25)	0.16
Net income (loss) per common share	$(0.29)	$0.26	$0.72	$(1.51)	$(0.58)
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.22	$0.22	$0.22	$0.22	$0.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,199	6,100	6,011	5,899	5,821
Diluted	6,199	6,315	6,197	5,899	5,821

	December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data	(in thousands)
Working capital	$21,165	$13,052	$8,797	$8,044	$15,663
Total assets	$163,051	$137,084	$129,089	$137,744	$114,963
Long-term debt and capitalized lease obligations, including current portion	$82,133	$60,867	$48,265	$53,577	$29,462
Preferred Stock - Series C	$—	$—	$—	$4,918	$4,918
Total Shareholders' Equity of Diversicare Healthcare Services, Inc.	$11,420	$13,267	$11,754	$8,129	$17,178
Total Shareholders' Equity	$11,420	$13,267	$11,754	$9,566	$18,751

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Diversicare Healthcare Services, Inc. provides long-term care services to nursing center patients in ten states, primarily in the Southeast, Midwest and Southwest. Our centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, we offer a variety of comprehensive rehabilitation services as well as nutritional support services. As of December 31, 2016, our continuing operations consist of 76 nursing centers with 8,453 licensed skilled nursing beds and 496 assisted-living and other residential beds. We own 17 and lease 59 of our nursing centers included in continuing operations. The Company's continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Mississippi, Missouri, Ohio, Tennessee, and Texas.
Strategic Operating Initiatives
We identified several key strategic objectives to increase shareholder value through improved operations and business development. These strategic operating initiatives include: improving skilled mix in our nursing centers, improving our average Medicare rate, implementing and maintaining Electronic Medical Records (“EMR”) to improve Medicaid capture, and completing strategic acquisitions. We have experienced success in these initiatives and expect to continue to build on these improvements.
Improving skilled mix and average Medicare rate:
Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the periods ending December 31, 2016, 2015 and 2014 was 15.2%, 16.2% and 16.3%, respectively. The graph below illustrates our success with increasing our average Medicare rate per day:
Implementing Electronic Medical Records to improve Medicaid acuity capture:
As another part of our strategic operating initiatives, we implemented EMR to improve Medicaid acuity capture, primarily in our states where the Medicaid payments are acuity based. We completed the implementation of EMR in all our nursing centers in December 2011, on time and under budget, and since implementation, have increased our average Medicaid rate despite rate cuts in certain acuity based states by accurate and timely capture of care delivery. The graph below illustrates our success with increasing our average Medicaid rate per day since implementation:

Completing strategic transactions:
Our strategic operating initiatives include a renewed focus on completing strategic acquisitions. We continue to pursue and investigate opportunities to acquire, lease or develop new centers, focusing primarily on opportunities within our existing geographic areas of operation. We expect to announce additional development projects in the near future.
On October 1, 2016 and November 1, 2016, we assumed the operations of ten centers in Mississippi and 12 centers in Alabama, respectively, which is further discussed in Note 2 to the consolidated financial statements. The completion of this transaction brings the Company's operations to 76 nursing centers with 8,453 skilled nursings beds. These centers are expected to contribute in excess of $185 million in annual revenues.

Divestitures
As part of our strategic efforts, we have also performed thorough analysis on our existing centers in order to determine whether continuing operations within certain markets or regions was in line with the short-term and long-term strategy of the business. As a result, in May 2016, we ceased operations at our Avon, Ohio, facility, thus terminating our lease with Avon Ohio, LLC. This transaction was not reported as a discontinued operation as described in Note 2 to the consolidated financial statements. Additionally, in 2014, we disposed of all operations within the state of West Virginia, including the sale of Rose Terrace. More information on this divestiture is included below.
Effective July 1, 2014, the Company completed the transaction with Rose Terrace Acq., LLC to sell Rose Terrace, a 90-bed skilled nursing center in Culloden, West Virginia for a sales price of $16,500,000. The Company also entered into the Fifteenth Amendment to Consolidated Amended and Restated Master Lease with Omega Health Investors, Inc. ("Omega") to terminate the lease only with respect to two other skilled nursing centers in West Virginia, and concurrently entered into an operations transfer agreement with American Health Care Management, LLC, an affiliate of the purchaser with respect to two other skilled nursing centers located in Danville and Ivydale, West Virginia. The amendment effectively reduced the annual rent payments due under the Master Lease by $1,900,000. Upon completion of the transaction, Diversicare no longer operates any skilled nursing centers in the state of West Virginia. In conjunction with the closing of the sale, the Company paid the balance of the $8,000,000 mortgage loan outstanding on the Rose Terrace center. The Company will continue to defend, and make cash payments related to professional liability claims asserted against these nursing centers for events occurring prior to July 1, 2014.

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

Selected Financial and Operating Data
The following table summarizes the Diversicare statements of continuing operations for the years ended December 31, 2016, 2015 and 2014, and sets forth this data as a percentage of revenues for the same year:

	Year Ended December 31,
	(Dollars in thousands)
	2016		2015		2014
Revenues:
Patient revenues, net	$426,063	100.0%	$387,595	100.0%	$344,192	100.0%
Expenses:
Operating	342,932	80.5%	311,035	80.2%	275,605	80.1%
Lease	33,364	7.8%	28,690	7.4%	26,151	7.6%
Professional liability	8,456	2.0%	8,122	2.1%	7,216	2.1%
General & administrative	30,271	7.1%	24,793	6.4%	22,133	6.4%
Depreciation and amortization	8,292	1.9%	7,524	1.9%	7,078	2.1%
Lease termination costs	2,008	0.5%	—	—%	—	—%
	425,323	99.8%	380,164	98.0%	338,183	98.3%
Operating income (loss)	740	0.2%	7,431	2.0%	6,009	1.7%
Other income (expense):
Equity in net losses of unconsolidated affiliate	273	0.1%	339	0.1%	(5)	—%
Gain on sale of unconsolidated affiliate	1,366	0.3%	—	—%	—	—%
Interest expense, net	(4,802)	(1.1)%	(4,102)	(1.1)%	(3,697)	(1.1)%
Debt retirement costs	(351)	(0.1)%	—	—%	—	—%
	(3,514)	(0.8)%	(3,763)	(1.0)%	(3,702)	(1.1)%
Income (loss) from continuing operations before income taxes	(2,774)	(0.6)%	3,668	1.0%	2,307	0.6%
Benefit (provision) for income taxes	1,030	0.2%	(916)	(0.2)%	(857)	(0.2)%
Income (loss) from continuing operations	$(1,744)	(0.4)%	$2,752	0.8%	$1,450	0.4%

The following table presents data about the centers we operated as part of our continuing operations as of the dates:

	December 31,
	2016	2015	2014
Licensed Nursing Center Beds:
Owned	1,504	1,370	1,220
Leased	6,949	4,690	4,605
Total	8,453	6,060	5,825
Facilities:
Owned	17	15	13
Leased	59	40	39
Total	76	55	52

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
Revenues
Patient Revenues, Net
The fees we charge patients in our nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Our net revenues are derived substantially from Medicare, Medicaid and other government programs (approximately 78.1%, 77.6% and 78.0% for 2016, 2015, and 2014, respectively). Medicare intermediaries make retroactive adjustments based on changes in allowed claims. In addition, certain of the states in which we operate require complicated detailed cost reports which are subject to review and adjustments. In the opinion of management, adequate provision has been made for adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits.
Allowance for Doubtful Accounts
We evaluate the collectibility of our accounts receivable by reviewing current aging summaries of accounts receivable, historical collections data and other factors. As a percentage of revenue, our provision for doubtful accounts was approximately 1.7%, 1.9%, and 1.7% for 2016, 2015, and 2014, respectively. Historical bad debts have generally resulted from uncollectible private pay balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off.

Professional Liability and Other Self-Insurance Reserves
Accrual for Professional and General Liability Claims
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, consolidated offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), which has issued a policy insuring claims made against all of the Company's nursing centers in Florida and Tennessee, the Company’s formerly operated Arkansas and West Virginia centers, and several of the Company’s nursing centers in Alabama, Kentucky, Ohio, and Texas. The insurance coverage provided for these centers under the SHC policy include coverage limits of $500,000 or $1,000,000 per medical incident with a sublimit per center of $1,000,000 and total annual aggregate policy limits of $5,000,000. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide coverage limits of $1,000,000 per claim and have sublimits of $3,000,000 per center, with varying aggregate policy limits and deductibles.
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $20.0 million as of December 31, 2016, including $1.4 million for settlements that are expected to be paid in 2017, estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.
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

The Company's cash expenditures for self-insured professional liability costs from continuing operations were $4.5 million, $3.3 million and $4.8 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Although we retain a third-party actuarial firm to assist us, professional and general liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. Professional liability cases have a long cycle from the date of an incident to the date a case is resolved, and final determination of our actual liability for claims incurred in any given period is a process that takes years. As a result, our actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter due to the significance of judgments and estimates.
Professional liability costs are material to our financial position, and changes in estimates, as well as differences between estimates and the ultimate amount of loss, may cause a material fluctuation in our reported results of operations. Our professional liability expense was $8.5 million, $8.1 million and $7.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. These amounts are material in relation to our reported income (loss) from continuing operations for the related periods of $(1.7) million, $2.8 million and $1.5 million, respectively. The total liability recorded at December 31, 2016 was $20.0 million, compared to current assets of $79.3 million and total assets of $163.1 million.
Accrual for Other Self-Insured Claims
With respect to workers' compensation insurance, substantially all of our employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. We are completely self-insured for workers' compensation exposures prior to May 1997. We have been and remain a non-subscriber to the Texas workers' compensation system and are, therefore, completely self-insured for employee injuries with respect to our Texas operations. From June 30, 2003 until June 30, 2007, our workers' compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2007 until June 30, 2008, the Company is completely self-insured for workers' compensation exposure. For the period from July 1, 2008 through December 31, 2016, we are covered by a prefunded deductible policy. Under this policy, we are self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. We fund a loss fund account with the insurer to pay for claims below the deductible. We account for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred.
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

Asset Impairment
We evaluate our property, equipment and other long-lived assets on a quarterly basis to determine if facts and circumstances suggest that the assets may be impaired or that the estimated depreciable life of the asset may need to be changed for significant physical changes in the property, or significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows or fair values of the property if impairment indicators exist. The need to recognize impairment is based on estimated undiscounted future cash flows from a property compared to the carrying value of that property. If recognition of impairment is necessary, it is measured as the amount by which the carrying amount of the property exceeds the fair value of the property.
No impairment of long lived assets was recognized during 2016, 2015, or 2014. If our estimates or assumptions with respect to a property change in the future, we may be required to record additional impairment charges for our assets.

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

Stock-Based Compensation
We recognize compensation cost for all share-based payments granted on a straight-line basis over the vesting period. We calculated the recognized and unrecognized stock-based compensation for options and stock-only stock appreciation rights ("SOSARs")

using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term. For restricted shares, we utilize the market price at the grant date in order to calculate the stock-based compensation expense to be recognized during the vesting period. During the years ended December 31, 2016, 2015, and 2014, we recorded charges of approximately $1.0 million, $1.2 million and $0.6 million in stock-based compensation, respectively. Stock-based compensation expense is a non-cash expense and such amounts are included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees.

Income Taxes
We determine deferred tax assets and liabilities based upon differences between financial reporting and tax bases of assets and liabilities and measure them using the enacted tax laws that will be in effect when the differences are expected to reverse. We maintain a valuation allowance of approximately $(0.7) million to reduce the deferred tax assets to amounts we believe can be realized on a more likely than not basis in accordance with generally accepted accounting principles. In future periods, we will continue to assess the need for and adequacy of the remaining valuation allowance. We follow the relevant guidance found in the FASB codification, ASC 740: Accounting for Uncertainty in Income Taxes. The guidance provides information and procedures for financial statement recognition and measurement of tax positions taken, or expected to be taken, in tax returns.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of December 31, 2016, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$95,263	$10,786	$20,889	$63,588	$—
Settlement obligations (2)	1,398	1,398	—	—	—
Elimination of Preferred Stock Conversion feature (3)	1,202	687	515	—	—
Operating leases (4)	1,131,816	57,051	117,240	121,423	836,102
Required capital expenditures under operating leases (5)	13,260	1,379	2,736	2,720	6,425
Total	$1,242,939	$71,301	$141,380	$187,731	$842,527

(1)
Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations. Our long-term debt obligations increased $20.6 million between December 31, 2015 and December 31, 2016, which is related to assumption of operations for the Golden Living centers and our Amended and Restated Credit agreements. See Note 6, "Long-Term Debt and Interest Rate Swap," to the consolidated financial statements included in this report for additional information.

(2)
Settlement obligations relate to professional liability cases that are expected to be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.

(3)
Payments to Omega Health Investors ("Omega"), from whom we lease 35 nursing centers, for the elimination of the preferred stock conversion feature in connection with restructuring the preferred stock and master lease agreements. Monthly payments of approximately $57,000 will be made through the end of the initial lease period that ends in September 2018.

(4)
Represents lease payments under our operating lease agreements. Assumes all renewals periods are enacted. Our operating lease obligations increased $558.9 million between December 31, 2015 and December 31, 2016, which is related to our assumption of the Golden Living centers.

(5)
Includes annual expenditure requirements under operating leases. Our required capital expenditures increased $10.1 million between December 31, 2015 and December 31, 2016, which is related to our assumption of the Golden Living centers.

We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.8 million as of December 31, 2016. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on December 31, 2016, there is $0.5 million in contingent liabilities for the repurchase of the equity grants. No amounts have been accrued for these contingent liabilities.

Results of Operations
As discussed in the overview at the beginning of Management's Discussion and Analysis of Financial Condition and Results of Operations, we have completed certain divestitures, acquisitions and entered several new lease agreements. We have reclassified our Consolidated Financial Statements to present certain divestitures as discontinued operations for all periods presented.

(in thousands)	Year Ended December 31,
	2016	2015	Change	%
PATIENT REVENUES, net	$426,063	$387,595	$38,468	9.9%
EXPENSES:
Operating	342,932	311,035	31,897	10.3%
Lease	33,364	28,690	4,674	16.3%
Professional liability	8,456	8,122	334	4.1%
General and administrative	30,271	24,793	5,478	22.1%
Depreciation and amortization	8,292	7,524	768	10.2%
Lease termination costs	2,008	—	2,008	100.0%
Total expenses	425,323	380,164	45,159	11.9%
OPERATING INCOME	740	7,431	(6,691)	(90.0)%
OTHER INCOME (EXPENSE):
Equity in net income (losses) of investment in unconsolidated affiliate	273	339	(66)	(19.5)%
Gain on sale of investment in unconsolidated affiliate	1,366	—	1,366	100.0%
Interest expense, net	(4,802)	(4,102)	(700)	(17.1)%
Debt retirement costs	(351)	—	(351)	(100.0)%
	(3,514)	(3,763)	249	6.6%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,774)	3,668	(6,442)	(175.6)%
BENEFIT (PROVISION) FOR INCOME TAXES	1,030	(916)	1,946	212.4%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(1,744)	$2,752	$(4,496)	(163.4)%

(in thousands)	Year Ended December 31,
	2015	2014	Change	%
PATIENT REVENUES, net	$387,595	$344,192	$43,403	12.6%
EXPENSES:
Operating	311,035	275,605	35,430	12.9%
Lease	28,690	26,151	2,539	9.7%
Professional liability	8,122	7,216	906	12.6%
General and administrative	24,793	22,133	2,660	12.0%
Depreciation and amortization	7,524	7,078	446	6.3%
Total expenses	380,164	338,183	41,981	12.4%
OPERATING INCOME (LOSS)	7,431	6,009	1,422	23.7%
OTHER EXPENSE:
Equity in net losses of investee	339	(5)	344	6,880.0%
Interest expense, net	(4,102)	(3,697)	(405)	(11.0)%
	(3,763)	(3,702)	(61)	(1.6)%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,668	2,307	1,361	59.0%
PROVISION FOR INCOME TAXES	(916)	(857)	(59)	(6.9)%
INCOME FROM CONTINUING OPERATIONS	$2,752	$1,450	$1,302	89.8%

Year Ended December 31, 2016 Compared With Year Ended December 31, 2015
Patient Revenues
Patient revenues were $426.1 million in 2016 and $387.6 million in 2015, an increase of $38.5 million or 9.9%. This increase is primarily attributable to the acquisition of Golden Living operations in Alabama and Mississippi during the fourth quarter of 2016. The following table summarizes the revenue increases attributable to our portfolio growth (in thousands):

	Year Ended December 31,
	2016	2015	Change
Same-store revenue	$372,452	$376,497	$(4,045)
2015 acquisition revenue	16,438	11,098	5,340
2016 acquisition revenue	37,173	—	37,173
Total revenue	$426,063	$387,595	38,468

The overall increase in revenue of $38.5 million is primarily attributable to revenue contributions from the acquisition of Golden Living operations in Alabama and Mississippi during the fourth quarter of 2016 of $37.2 million. Additionally, the 2015 acquisitions experienced an incremental increase in revenues of $5.3 million as a result of having a full year in operations during 2016. The increase from the acquisition activity was partially offset by a decrease in same-store revenue of $4.0 million which is explained in more detail below.

The following table summarizes key revenue and census statistics for continuing operations for each period:

	Year Ended December 31,
	2016	2015
Skilled nursing occupancy	78.1%	77.1%
As a percent of total census:
Medicaid census	68.1%	67.1%
Medicare census	11.7%	12.5%
Managed Care census	3.5%	3.7%
As a percent of total revenues:
Medicaid revenues	50.6%	48.6%
Medicare revenues	27.5%	29.0%
Managed Care revenues	6.8%	7.2%
Average rate per day:
Medicare	$456.30	$455.24
Medicaid	$169.91	$166.16
Managed Care	$385.71	$389.73

The average Medicaid rate per patient day for same-store nursing centers in 2016 increased 1.2% compared to 2015, resulting in an increase in revenue of $2.2 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Medicare rate per patient day for same-store nursing centers in 2016 increased 1.0% compared to 2015, resulting in an increase in revenue of $0.9 million also related to our ability to attract and provide care for patients with increased acuity levels. Same-store Private payors rate per patient day for 2016 also experienced favorable results compared to 2015 resulting in a $1.0 million increase in revenue.
Our total average daily census increased by approximately 9.4% for the full portfolio compared to 2015 on a consolidated basis, but was primarily attributable to the aforementioned acquisition activity. On a same-store basis, our Medicare and Medicaid average daily census for 2016 decreased compared to 2015, resulting in decreases in revenue of $7.5 million and $0.8 million, respectively.

Operating Expense
Operating expense increased to $342.9 million in 2016 from $311.0 million in 2015, driven primarily by the $28.0 million in operating costs at the Golden Living nursing centers added in 2016, and $3.6 million incremental increase from the centers acquired in 2015 due to a full year of operations. Operating expense increased to 80.5% of revenue in 2016, compared to 80.2% of revenue in 2015.

	Year Ended December 31,
	2016	2015	Change
Same-store operating expenses	$301,991	$301,720	$271
2015 acquisition operating expenses	12,953	9,315	3,638
2016 acquisition operating expenses	27,988	—	27,988
Total operating expenses	$342,932	$311,035	31,897
The largest component of operating expenses is wages, which increased to $199.6 million in 2016 from $180.8 million in 2015, an increase of $18.8 million, or 10.4%. On a same-store basis, wages were controlled and increased by $0.4 million to $175.8 million in 2016 from $175.4 million in 2015, which is a direct result from our decrease in same-store revenues during 2016.
Other factors driving the fluctuation in operating expenses at the same-store nursing centers include an increase in health insurance premiums by $1.2 million, which was offset by a $1.2 million decrease in nursing and ancillary related expenses. Bad debt expenses decreased by $0.3 million. This fluctuation was driven significantly by the growth in Medicare and Medicaid patients undergoing the initial qualification process.
Lease Expense
Lease expense increased to $33.4 million in 2016 from $28.7 million in 2015, an increase of $4.7 million, or 16.3%. The increase in lease expense was driven by $5.7 million from the assumption of the Golden Living centers in the fourth quarter of 2016. This was slightly offset from the purchase of Clinton and Hutchinson in February 2016, and the termination of the Avon, Ohio lease in May 2016.
Professional Liability
Professional liability expense was $8.5 million in 2016 compared to $8.1 million in 2015, an increase of $0.4 million, or 4.1%. As centers have been acquired in 2015 and 2016, the Company has accessed commercial insurance markets, which accounts for a significant portion of the growth in professional liability expense in the current year. We were engaged in 67 professional liability lawsuits as of December 31, 2016, compared to 55 as of December 31, 2015. Our cash expenditures for professional liability costs of continuing operations were $4.5 million and $3.3 million for 2016 and 2015, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies, the premium costs of purchased insurance, and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and Administrative Expense
General and administrative expenses were approximately $30.3 million in 2016 compared to $24.8 million in 2015, an increase of $5.5 million, or 22.1%. The overall increase in general and administrative expenses were attributable to a $1.6 million increase in salaries and related expenses associated with continued growth at the regional level, as well as additional corporate infrastructure to support the on-going growth of the portfolio. Legal and consulting fees experienced an increase of $1.2 million and $1.3 million, respectively, related to regulatory and acquisition expenses.
Depreciation and Amortization
Depreciation and amortization expense was approximately $8.3 million in 2016 and $7.5 million in 2015. The increase in 2016 is primarily due to $0.4 million of depreciation associated with the purchases of Hutchinson and Clinton in February 2016. Additionally, the Company incurred an increase of $0.3 million in depreciation and amortization expenses related to the assumed Golden Living operations in the fourth quarter of 2016.
Lease termination costs
Lease termination costs were $2.0 million in 2016 due to the termination of the Avon, Ohio operating lease in May 2016.

Gain on sale of investment in unconsolidated affiliate
Gain on the sale of the pharmacy joint venture was $1.4 million, which occurred in the fourth quarter of 2016. This transaction also resulted in an immaterial gain contingency, which has not been recorded and income has not been recognized.
Interest Expense, Net
Interest expense has increased to $4.8 million in 2016 compared to $4.1 million in 2015, an increase of $0.7 million. The increase was primarily attributable to higher debt balances in 2016 as a result of higher outstanding borrowings on the revolving credit facility from the purchase of Hutchinson and Clinton during the first quarter of 2016, as well as a result of the change in ownership processes for the newly acquired Golden Living centers.
Debt retirement costs
Debt retirement costs were $0.4 million in 2016, which relates to the write off of our term loan deferred financing costs, as a result of our debt refinance that took place in February 2016.
Income (loss) from Continuing Operations before Income Taxes; Income (loss) from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss before taxes of $2.8 million in 2016, as compared to income of $3.7 million in 2015. The benefit for income taxes was $1.0 million in 2016, an effective rate of 37.1% and the provision for income taxes was $0.9 million in 2015, an effective rate of 25.0%. The increase in our effective tax rate is due to an increase in our Work Opportunity Tax Credit ("WOTC") and the valuation allowance. The basic and diluted loss per common share from continuing operations were $0.28 and $0.28 in 2016, respectively, compared to a basic and diluted income per common share from continuing operations of $0.45 and $0.44 in 2015, respectively.

Year Ended December 31, 2015 Compared With Year Ended December 31, 2014
Patient Revenues
Patient revenues were $387.6 million in 2015 and $344.2 million in 2014, an increase of $43.4 million or 12.6%. This increase is primarily attributable to the acquisition of new operations during the period. The following table summarizes the revenue increases attributable to our portfolio growth (in thousands):

	Year Ended December 31,
	2015	2014	Change
Same-store revenue	$329,463	$318,096	$11,367
2014 acquisition revenue	47,034	26,096	20,938
2015 acquisition revenue	11,098	—	11,098
Total revenue	$387,595	$344,192	$43,403

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

The following table summarizes key revenue and census statistics for continuing operations for each period:

	Year Ended December 31,
	2015	2014
Skilled nursing occupancy	77.1%	77.5%
As a percent of total census:
Medicaid census	67.1%	67.0%
Medicare census	12.5%	12.7%
Managed Care census	3.7%	3.6%
As a percent of total revenues:
Medicaid revenues	48.6%	48.4%
Medicare revenues	29.0%	29.6%
Managed Care revenues	7.2%	6.7%
Average rate per day:
Medicare	$455.24	$444.63
Medicaid	$166.16	$160.43
Managed Care	$389.73	$383.44
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

	Year Ended December 31,
	2015	2014	Change
Same-store operating expenses	$262,378	$254,769	$7,609
2014 acquisition operating expenses	39,342	20,836	18,506
2015 acquisition operating expenses	9,315	—	9,315
Total revenue	$311,035	$275,605	$35,430
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
Lease Expense
Lease expense increased to $28.7 million in 2015 from $26.2 million in 2014, an increase of $2.5 million, or 9.7%. The increase in lease expense was primarily driven by $2.3 million in combined lease expense for the newly leased nursing centers acquired in 2014 as a result of a full year of operations. The remaining increase was the result of regular rent adjustments at existing centers.
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
Depreciation and Amortization
Depreciation and amortization expense was approximately $7.5 million in 2015 and $7.1 million in 2014. The increase in 2015 is primarily due to $0.3 million of depreciation associated with the Glasgow center purchased in February 2015.

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
Income (Loss) from Continuing Operations before Income Taxes; Income (Loss) from Continuing Operations per Common Share
As a result of the above, continuing operations reported income before taxes of $3.7 million in 2015, as compared to $2.3 million in 2014. The provision for income taxes was $0.9 million in 2015, an effective rate of 25.0% and $0.9 million in 2014, an effective rate of 37.1%. The decrease in our effective tax rate is due to an decrease in our WOTC and the valuation allowance. The basic and diluted income per common share from continuing operations were $0.45 and $0.44 in 2015, respectively, compared to a basic and diluted income per common share from continuing operations of $0.21 and $0.20 in 2014, respectively.

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
Net cash used in operating activities of continuing operations totaled $2.1 million in 2016, compared to net cash provided by operating activities of continuing operations of $10.3 million and $6.0 million in 2015 and 2014, respectively. One primary driver of the decline in cash provided by operating activities from continuing operations is the acquisition activity throughout the year. The Company is required to complete a Change in Ownership ("CHOW") process for each of the nursing centers for which we assumed operations during the year which results in limited cash inflows from the operations at these centers during this initial process. As of December 31, 2016, the twenty-two centers for which we assumed operation from Golden Living during 2016 continue to progress through the CHOW process, and we expect this process to be completed in mid-2017. Operating activities of discontinued operations used cash of $3.5 million, $7.0 million and $3.0 million in 2016, 2015 and 2014, respectively.
Our cash expenditures related to professional liability claims of continuing operations were $4.5 million, $3.3 million and $4.8 million for 2016, 2015 and 2014, respectively. We also continue to experience cash expenditures related to professional liability claims of discontinued operations. Our cash expenditures related to professional liability claims of discontinued operations were $3.6 million, $8.2 million, and $5.5 million for 2016, 2015 and 2014, respectively. The Company will continue to defend, and make cash payments when required related to, professional liability claims asserted against discontinued operations. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $9.8 million and $13.1 million in 2016 and 2015, respectively, as compared to cash provided of $11.6 million 2014. The cash used in 2016 was the result of the purchase of Hutchinson and Clinton for $4.3 million and $3.3 million, respectively, and cash used to assume the operations of the twenty-two Golden living centers in the fourth quarter of 2016. The cash used in 2015 is primarily attributable to the $7.0 million and $3.9 million of assets purchased in the Glasgow and Fulton transactions, respectively. The cash provided in 2014 was the result of the sale of Rose Terrace and disposition of West Virginia operations which provided $16.5 million, and was offset by cash used of $5.5 million for the purchase of property and equipment. We have used $6.0 million, $4.6 million, and $5.5 million in 2016, 2015 and 2014, respectively, for capital expenditures of continuing operations.
Financing activities of continuing operations provided cash of $15.1 million and $10.6 million in 2016 and 2015, respectively, compared to cash used of $8.5 million in 2014. Cash provided by in 2016 is primarily attributable to the proceeds received from refinancing our credit facility resulting in proceeds of $92.8 million, offset by the repayment of the existing mortgage loan and other debt payments during the year of $73.4 million. Financing activities in 2015 reflect the proceeds received from refinancing our credit facility resulting in proceeds of $27.9 million, offset by the repayment of the existing mortgage loan and other debt payments during the year of $15.3 million. Cash used in 2014 primarily resulted from the $4.9 million in the redemption of preferred stock. Financing activities reflect common stock and preferred stock dividends of $1.4 million 2016, $1.3 million in 2015, and $1.5 million in 2014.

Dividends
On February 24, 2017, the Board of Directors declared a quarterly dividend on common shares of $0.055 per share. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities. The Company is restricted by its debt agreements in its ability to pay dividends.
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
Professional Liability
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, consolidated offshore limited purpose insurance subsidiary,SHC, which has issued a policy insuring claims made against all of the Company's nursing centers in Florida and Tennessee, the Company’s formerly operated Arkansas and West Virginia centers, and several of the Company’s nursing centers in Alabama, Kentucky, Ohio, and Texas. The insurance coverage provided for these centers under the SHC policy include coverage limits of $500,000 or $1,000,000 per medical incident with a sublimit per center of $1,000,000 and total annual aggregate policy limits of $5,000,000. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide coverage limits of $1,000,000 per claim and have sublimits of $3,000,000 per center, with varying aggregate policy limits and deductibles.
As of December 31, 2016, we have recorded total liabilities for reported professional liability claims and estimates for incurred, but unreported claims of $20.0 million. Our calculation of this estimated liability is based on the Company's best estimates of the likelihood of severely adverse judgments with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of December 31, 2016, we had $82.1 million of outstanding long-term debt and capital lease obligations. The $82.1 million total includes $2.1 million in capital lease obligations. The balance of the long-term debt is comprised of $58.8 million owed on our collateralized mortgage debt, $15.0 million currently outstanding on the revolving credit facility, and $6.3 million on the acquisition loan facility.
Under the terms of the agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72.5 million with a five year maturity through February 26, 2021, consisting of $60.0 million term and $12.5 million acquisition loan facilities, and a $52.3 million Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25 year amortization. Interest on the term and acquisition loan facilities are based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30.0 million. As of December 31, 2016, the interest rate related to the Amended Mortgage Loan is 4.75%. The Amended Mortgage Loan is secured by 17 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company's Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 120 days.
As of December 31, 2016, the Company had $15.0 million borrowings outstanding under the Amended Revolver compared to $12.9 million outstanding as of December 31, 2015. The outstanding borrowings on the revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired centers as these centers proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has letters of credit of $4.8 million and $2.1 million to serve as a security deposit for our Omega and Golden Living leases, respectively. We also have a $1.0 million letter of credit outstanding related to the Company's wholly-owned captive insurance entity. Finally, we have nine other letters of credit, totaling $2.4 million, to serve as security deposits at certain centers. Considering the balance of eligible accounts receivable at December 31, 2016, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $42.7 million, the balance available for borrowing under the Amended Revolver is $14.4 million at December 31, 2016.
Our lending agreements contain various financial covenants, the most restrictive of which relate to debt service coverage ratios. We are in compliance with all such covenants at December 31, 2016.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at December 31, 2016
Minimum fixed charge coverage ratio	1.00:1.00	1.16:1.00
Minimum adjusted EBITDA	$9.5 million	$13.3 million
EBITDAR (mortgaged centers)	$10.0 million	$14.4 million
Current ratio (as defined in agreement)	1.00:1.00	1.49:1.00
As part of the debt agreements entered into in February 2016, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and carries an initial notional amount of $30.0 million. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to us based on LIBOR on the same notional amounts. We entered into the interest rate swap agreement to mitigate the variable interest rate risk on our outstanding mortgage borrowings.

Capitalized Lease Obligations
Upon acquisition of certain centers, we assume certain leases, primarily related to equipment, that constitute capital leases. Additionally, the Company leases certain technology equipment that supports the clinical systems, including electronic medical records, at our nursing centers that constitute capital leases.
As a result of the lease agreements above, we have recorded the underlying lease assets and capitalized lease obligations of $2.1 million, $0.6 million, and $0.3 million as of December 31, 2016, 2015, and 2014, respectively. These lease agreements provide terms of three to five years.

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
Accounts receivable attributable to patient services of continuing operations totaled $72.5 million at December 31, 2016 compared to $52.0 million at December 31, 2015, representing approximately 47 days and 45 days revenue in accounts receivable, respectively. The increase in accounts receivable is due primarily to accounts associated with centers still in the change in ownership process, which is addressed below. We have adjusted the days of revenue in the accounts receivable calculation to remove the impact of the receivables related to these change in ownerships.
Our accounts receivable at December 31, 2016, reflects the change in ownership of the twenty-two newly leased Golden Living centers in Alabama and Mississippi. The Company has entered into an agreement with Golden Living to utilize their billing credentials in order to perform the billing of the Medicare and Medicaid receivables until the change in ownership process has been completed. This agreement allows the Medicare and Medicaid receivables to be billed and collected in the interim. Payer sources could be delayed due to setting up new agreements and credentialing with those payers.
The allowance for bad debt was $10.3 million and $8.2 million at December 31, 2016 and 2015, respectively, which is commensurate with our overall revenue and receivables growth. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Inflation
Based on contract pricing for food and other supplies and recent market conditions, we expect cost increases in 2017 to be relatively the same or slightly lower than the increases in 2016. We expect salary and wage increases for our skilled health care providers to continue to be higher than average salary and wage increases, as is common in the healthcare industry.

Off-Balance Sheet Arrangements
We have twelve letters of credit outstanding totaling approximately $10.2 million as of December 31, 2016. Eleven of these letters of credit serve as a security deposits for certain center leases, while one was issued in conjunction with the initial funding of our wholly-owned captive insurance company. The letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. Forward-looking statements are predictive in nature and are frequently identified by the use of terms such as "may," "will," "should," "expect," "believe," "estimate," "intend," and similar words indicating possible future expectations, events or actions. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully integrate the operations of our new nursing centers in Alabama, Mississippi, Kansas and Kentucky, as well as successfully operate all of our centers, our ability to increase census at our centers, changes in governmental reimbursement, including the impact of the CMS final rule that has resulted in a reduction in Medicare reimbursement and our ability to mitigate the impact of the revenue reduction, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to extend or replace our current credit facility, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of state or Federal False Claims Acts, laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors, impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our centers, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part I. Item 1A. Risk Factors” for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of December 31, 2016, we had outstanding borrowings of approximately $80.1 million, $50.6 million of which were subject to variable interest rates. In connection with February 2016 financing agreement, we entered into an interest rate swap with respect to one half of the Amended Mortgage Loan to mitigate the floating interest rate risk of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.5 million annually, representing the impact of increased or decreased interest expense on variable rate debt.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES
Diversicare, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2016. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Our review excluded the centers assumed from Golden Living during 2016, whose consolidated assets of approximately $6.6 million and whose  revenues of approximately $37.2 million, were included in the Company’s consolidated balance sheet and statement of operations as of and for the year ended December 31, 2016. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016. Management reviewed the results of its assessment with our Audit Committee.
Changes in Internal Control over Financial Reporting
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our Directors, Executive Officers and Corporate Governance is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning Executive Compensation is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning Certain Relationships and Related Transactions, and Director Independence is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning the fees and services provided by our principal accountant is incorporated herein by reference to our definitive proxy statement for our 2017 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Financial statements and schedule for us and our subsidiaries required to be included in Part II, Item 8 are listed below.

Form 10-K Pages
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2016 and 2015	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2016, 2015 and 2014	F-3
Consolidated Statements of Comprehensive Income (Loss) for the Years Ended December 31, 2016, 2015 and 2014	F-4
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2016, 2015 and 2014	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2016, 2015 and 2014	F-6
Notes to Consolidated Financial Statements as of December 31, 2016, 2015 and 2014	F-8 to F-33
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	S-1 to S-2

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
March 2, 2017

/s/ Kelly J. Gill
Kelly J. Gill
President and Chief Executive Officer
(Principal Executive Officer)
March 2, 2017

/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
March 2, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chad A. McCurdy	/s/ Robert Z. Hensley
Chad A. McCurdy	Robert Z. Hensley
Chairman of the Board and Director	Director
March 2, 2017	March 2, 2017

/s/ Wallace E. Olson	/s/ William C. O'Neil, Jr.
Wallace E. Olson	William C. O'Neil, Jr.
Director	Director
March 2, 2017	March 2, 2017

/s/ Kelly J. Gill	/s/ Richard M. Brame
Kelly J. Gill	Richard M. Brame
President and Chief Executive Officer	Director
Director	March 2, 2017
March 2, 2017

/s/ Robert A. McCabe, Jr.
Robert A. McCabe, Jr.
Director
March 2, 2017

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

Consolidated Financial Statements
For the Years Ended December 31, 2016, 2015 and 2014
Together with Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
Diversicare Healthcare Services, Inc.
Brentwood, Tennessee

We have audited the accompanying consolidated balance sheets of Diversicare Healthcare Services, Inc. and subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Diversicare Healthcare Services, Inc. and subsidiaries at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP

Nashville, Tennessee
March 2, 2017

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND 2015

ASSETS	2016	2015	LIABILITIES AND SHAREHOLDERS' EQUITY	2016	2015

CURRENT ASSETS:			CURRENT LIABILITIES:
Cash and cash equivalents	$4,263,000	$4,585,000	Current portion of long-term debt and capitalized lease obligations, net	$7,715,000	$6,603,000
Receivables, less allowance for doubtful accounts of $10,326,000 and $8,180,000, respectively	62,152,000	43,819,000	Trade accounts payable	12,972,000	10,136,000
Other receivables	1,193,000	1,407,000	Current liabilities of discontinued operations	427,000	345,000
Prepaid expenses and other current assets	3,623,000	2,223,000	Accrued expenses:
Income tax refundable	431,000	347,000	Payroll and employee benefits	20,108,000	14,404,000
Current assets of discontinued operations	28,000	36,000	Self-insurance reserves, current portion	9,401,000	10,224,000
Deferred income taxes	7,644,000	7,999,000	Provider taxes	3,114,000	1,603,000
Total current assets	79,334,000	60,416,000	Other current liabilities	4,432,000	4,049,000
			Total current liabilities	58,169,000	47,364,000
			NONCURRENT LIABILITIES:
PROPERTY AND EQUIPMENT, at cost	128,822,000	114,383,000	Long-term debt and capitalized lease obligations, less current portion, net	72,145,000	53,297,000
Less accumulated depreciation and amortization	(69,022,000)	(62,110,000)	Self-insurance reserves, noncurrent portion	11,766,000	12,344,000
	59,800,000	52,273,000	Other noncurrent liabilities	9,551,000	10,812,000
			Total noncurrent liabilities	93,462,000	76,453,000
			COMMITMENTS AND CONTINGENCIES
OTHER ASSETS:			SHAREHOLDERS’ EQUITY:
Deferred income taxes	13,541,000	11,762,000	Common stock, authorized 20,000,000 shares, $.01 par value, 6,592,000 and 6,513,000 shares issued, and 6,361,000 and 6,281,000 shares outstanding, respectively	66,000	65,000
Deferred financing and other costs, net	193,000	382,000	Treasury stock at cost, 232,000 shares of common stock	(2,500,000)	(2,500,000)
Investment in unconsolidated affiliate	—	798,000	Paid-in capital	21,935,000	21,142,000
Other noncurrent assets	3,108,000	3,994,000	Accumulated deficit	(8,276,000)	(5,053,000)
Acquired leasehold interest, net	7,075,000	7,459,000	Accumulated other comprehensive income (loss)	195,000	(387,000)
Total other assets	23,917,000	24,395,000	Total shareholders’ equity	11,420,000	13,267,000
	$163,051,000	$137,084,000		$163,051,000	$137,084,000

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2016	2015	2014
PATIENT REVENUES, net	$426,063,000	$387,595,000	$344,192,000
EXPENSES:
Operating	342,932,000	311,035,000	275,605,000
Lease and rent expense	33,364,000	28,690,000	26,151,000
Professional liability	8,456,000	8,122,000	7,216,000
General and administrative	30,271,000	24,793,000	22,133,000
Depreciation and amortization	8,292,000	7,524,000	7,078,000
Lease termination costs	2,008,000	—	—
Total expenses	425,323,000	380,164,000	338,183,000
OPERATING INCOME	740,000	7,431,000	6,009,000
OTHER INCOME (EXPENSE):
Equity in net income (losses) of investment in unconsolidated affiliate	273,000	339,000	(5,000)
Gain on sale of investment in unconsolidated affiliate	1,366,000	—	—
Interest expense, net	(4,802,000)	(4,102,000)	(3,697,000)
Debt retirement costs	(351,000)	—	—
	(3,514,000)	(3,763,000)	(3,702,000)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,774,000)	3,668,000	2,307,000
BENEFIT (PROVISION) FOR INCOME TAXES	1,030,000	(916,000)	(857,000)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,744,000)	2,752,000	1,450,000
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating loss, net of income tax benefit of $41,000, $375,000 and $878,000, respectively	(67,000)	(1,128,000)	(1,486,000)
Gain on disposal, net of income tax provision of $0, $0 and $2,802,000, respectively	—	—	4,744,000
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(67,000)	(1,128,000)	3,258,000
NET INCOME (LOSS)	(1,811,000)	1,624,000	4,708,000
Less: net (income) loss attributable to noncontrolling interests	—	—	25,000
NET INCOME (LOSS) ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	(1,811,000)	1,624,000	4,733,000
PREFERRED STOCK DIVIDENDS	—	—	(220,000)
NET INCOME (LOSS) FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS	$(1,811,000)	$1,624,000	$4,513,000
NET INCOME (LOSS) PER COMMON SHARE FOR DIVERSICARE HEALTHCARE SERVICES, INC. COMMON SHAREHOLDERS:
Per common share – basic
Continuing operations	$(0.28)	$0.45	$0.21
Discontinued operations	(0.01)	(0.18)	0.54
	$(0.29)	$0.27	$0.75
Per common share – diluted
Continuing operations	$(0.28)	$0.44	$0.20
Discontinued operations	(0.01)	(0.18)	0.52
	$(0.29)	$0.26	$0.72
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.22	$0.22	$0.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,199,000	6,100,000	6,011,000
Diluted	6,199,000	6,315,000	6,197,000
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2016	2015	2014
NET INCOME (LOSS)	$(1,811,000)	$1,624,000	$4,708,000
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge, net of tax	1,082,000	556,000	368,000
Less: reclassification adjustment for amounts recognized in net income	(500,000)	(448,000)	(294,000)
Total other comprehensive income	582,000	108,000	74,000
COMPREHENSIVE INCOME (LOSS)	(1,229,000)	1,732,000	4,782,000
Less: comprehensive loss attributable to noncontrolling interest	—	—	25,000
COMPREHENSIVE INCOME (LOSS) ATTRIBUTABLE TO DIVERSICARE HEALTHCARE SERVICES, INC.	$(1,229,000)	$1,732,000	$4,807,000
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity of Diversicare Healthcare Services, Inc.	Non- Controlling Interests	Total Shareholders' Equity
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2013	6,307,000	$63,000	232,000	$(2,500,000)	$19,570,000	$(8,435,000)	$(569,000)	$8,129,000	$1,437,000	$9,566,000
Net income (loss)	—	—	—	—	—	4,733,000	—	4,733,000	(25,000)	4,708,000
Preferred stock dividends	—	—	—	—	—	(220,000)	—	(220,000)	—	(220,000)
Common stock dividends declared	—	—	—	—	41,000	(1,363,000)	—	(1,322,000)	—	(1,322,000)
Issuance/redemption of equity grants, net	81,000	1,000	—	—	(49,000)	—	—	(48,000)	—	(48,000)
Interest rate cash flow hedge	—	—	—	—	—	—	74,000	74,000	—	74,000
Tax impact of equity grant exercises	—	—	—	—	(10,000)	—	—	(10,000)	—	(10,000)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	—	—	(1,412,000)	(1,412,000)
Stock based compensation	—	—	—	—	418,000	—	—	418,000	—	418,000

BALANCE, DECEMBER 31, 2014	6,388,000	64,000	232,000	(2,500,000)	19,970,000	(5,285,000)	(495,000)	11,754,000	—	11,754,000
Net income	—	—	—	—	—	1,624,000	—	1,624,000	—	1,624,000
Common stock dividends declared	—	—	—	—	45,000	(1,392,000)	—	(1,347,000)	—	(1,347,000)
Issuance/redemption of equity grants, net	125,000	1,000	—	—	78,000	—	—	79,000	—	79,000
Interest rate cash flow hedge	—	—	—	—	—	—	108,000	108,000	—	108,000
Tax impact of equity grant exercises	—	—	—	—	62,000	—	—	62,000	—	62,000
Stock based compensation	—	—	—	—	987,000	—	—	987,000	—	987,000

BALANCE, DECEMBER 31, 2015	6,513,000	65,000	232,000	(2,500,000)	21,142,000	(5,053,000)	(387,000)	13,267,000	—	13,267,000
Net loss	—	—	—	—	—	(1,811,000)	—	(1,811,000)	—	(1,811,000)
Common stock dividends declared	—	—	—	—	46,000	(1,412,000)	—	(1,366,000)	—	(1,366,000)
Issuance/redemption of equity grants, net	79,000	1,000	—	—	(106,000)	—	—	(105,000)	—	(105,000)
Interest rate cash flow hedge	—	—	—	—	—	—	582,000	582,000	—	582,000
Tax impact of equity grant exercises	—	—	—	—	65,000	—	—	65,000	—	65,000
Stock based compensation	—	—	—	—	788,000	—	—	788,000	—	788,000

BALANCE, DECEMBER 31, 2016	6,592,000	$66,000	232,000	$(2,500,000)	$21,935,000	$(8,276,000)	$195,000	$11,420,000	$—	$11,420,000
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,811,000)	$1,624,000	$4,708,000
Discontinued operations	(67,000)	(1,128,000)	3,258,000
Income (loss) from continuing operations	(1,744,000)	2,752,000	1,450,000
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,292,000	7,524,000	7,078,000
Provision for doubtful accounts	7,163,000	7,507,000	5,710,000
Deferred income tax provision (benefit)	(1,569,000)	(1,222,000)	837,000
Provision for self-insured professional liability, net of cash payments	1,968,000	3,200,000	1,173,000
Stock based compensation	1,012,000	1,152,000	580,000
Debt retirement costs	351,000	—	—
Provision for leases net of cash payments	(1,773,000)	(1,749,000)	(1,180,000)
Lease termination costs, net of cash payments	1,863,000	—	—
Equity in net income of investment in unconsolidated affiliate	(271,000)	(335,000)	—
Gain on sale of investment in unconsolidated affiliate	(1,366,000)	—	—
Deferred bonus	350,000	—	—
Other	576,000	396,000	316,000
Changes in other assets and liabilities affecting operating activities:
Receivables, net	(25,551,000)	(9,883,000)	(14,592,000)
Prepaid expenses and other assets	(1,620,000)	(60,000)	(184,000)
Trade accounts payable and accrued expenses	10,224,000	1,009,000	4,771,000
Net cash provided by (used in) continuing operations	(2,095,000)	10,291,000	5,959,000
Net cash used in discontinued operations	(3,523,000)	(7,014,000)	(2,978,000)
Net cash provided by (used in) operating activities	(5,618,000)	3,277,000	2,981,000
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(6,022,000)	(4,646,000)	(5,494,000)
Property acquisitions	(7,550,000)	—	—
Acquisition of property and equipment through business combination	—	(10,900,000)	—
Proceeds from sale of discontinued operations	—	—	17,124,000
Proceeds from sale of unconsolidated affiliate	2,068,000	—	—
Change in restricted cash	1,658,000	2,489,000	31,000
Deposits and other deferred balances	—	(9,000)	(64,000)
Net cash provided by (used in) continuing operations	(9,846,000)	(13,066,000)	11,597,000
Net cash used in discontinued operations	—	—	(61,000)
Net cash provided by (used in) investing activities	(9,846,000)	(13,066,000)	11,536,000
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(73,374,000)	(15,342,000)	(21,645,000)
Proceeds from issuance of debt	92,789,000	27,945,000	21,808,000
Financing costs	(2,162,000)	(160,000)	(195,000)
Issuance and redemption of employee equity awards	(105,000)	79,000	(47,000)
Redemption of preferred stock	—	—	(4,918,000)
Payment of common stock dividends	(1,366,000)	(1,347,000)	(1,322,000)
Payment of preferred stock dividends	—	—	(220,000)
Deconsolidation of noncontrolling interests, net of income taxes	—	—	(1,385,000)
Payment for preferred stock restructuring	(640,000)	(619,000)	(600,000)
Net cash provided by (used in) continuing operations	15,142,000	10,556,000	(8,524,000)
Net cash used in discontinued operations	—	—	(5,956,000)
Net cash provided by (used in) financing activities	15,142,000	10,556,000	(14,480,000)
(Continued)

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Years Ended December 31,
	2016	2015	2014
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(322,000)	$767,000	$37,000
CASH AND CASH EQUIVALENTS, beginning of period	4,585,000	3,818,000	3,781,000
CASH AND CASH EQUIVALENTS, end of period	$4,263,000	$4,585,000	$3,818,000
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments of interest, net of amounts capitalized	$3,965,000	$3,629,000	$3,324,000
Cash payments of income taxes	$549,000	$205,000	$84,000
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Acquisition of equipment through capital lease	$1,851,000	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016, 2015, and 2014

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
As of December 31, 2016, our continuing operations consist of 76 nursing centers with 8,453 licensed skilled nursing beds. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted living beds. Our continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Mississippi, Missouri, Ohio, Tennessee, and Texas.
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
Any joint ventures are accounted for using the equity method, which is an investment in an entity over which the Company lacks control, but otherwise has the ability to exercise significant influence over operating and financial policies. The Company had one equity method investee through the fourth quarter of 2016. The investment in unconsolidated affiliate reflected on the 2015 consolidated balance sheet related to a pharmacy joint venture partnership in which the Company owned a 50% interest. The Company’s share of the profits and losses from this investment are reported in equity in earnings of investment in unconsolidated affiliate and the proceeds received from the sale are reported in gain on sale of investment in unconsolidated affiliate in the accompanying consolidated statement of operations.
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
Revenue Recognition
The fees charged by the Company to patients in its nursing centers are recorded on an accrual basis. These rates are contractually adjusted with respect to individuals receiving benefits under federal and state-funded programs and other third-party payors. Rates under federal and state-funded programs are determined prospectively for each center and may be based on the acuity of the care and services provided. These rates may be based on a center's actual costs subject to program ceilings and other limitations or on established rates based on acuity and services provided as determined by the federal and state-funded programs. Amounts earned under federal and state programs with respect to nursing home patients are subject to review by the third-party payors which may result in retroactive adjustments. In the opinion of management, adequate provision has been made for any adjustments that may result from such reviews. Retroactive adjustments, if any, are recorded when objectively determinable, generally within three years of the close of a reimbursement year depending upon the timing of appeals and third-party settlement reviews or audits. During the years ended December 31, 2016, 2015 and 2014, the Company recorded $38,000, $141,000 and $298,000 of net unfavorable estimated settlements from federal and state programs for periods prior to the beginning of fiscal 2016, 2015 and 2014, respectively.
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
The Company includes the provision for doubtful accounts in operating expenses in its Consolidated Statements of Operations. The provisions for doubtful accounts of continuing operations were $7,163,000, $7,507,000, and $5,710,000 for 2016, 2015 and 2014, respectively. The provision for doubtful accounts of continuing operations was 1.7%, 1.9%, and 1.7% of net revenue during 2016, 2015, and 2014, respectively.
Lease Expense
As of December 31, 2016, the Company operates 59 nursing centers under operating leases, including 35 owned by Omega, 20 owned by Golden Living and four owned by other parties. The Company's operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. The Company's Omega and Golden Living leases require the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis recognized over the term of the related leases and the difference between the amounts recorded for rent expense as compared to rent payments as an accrued liability.
See Note 2, "Business Development and Other Significant Transactions", Note 3, "Discontinued Operations", and Note 11, "Commitments and Contingencies" for a discussion regarding the Company's Master Leases with Omega and Golden Living, the termination of leases for certain centers, and the addition of certain leased centers.
Classification of Expenses
The Company classifies all expenses (except lease, interest, depreciation and amortization expenses) that are associated with its corporate and regional management support functions as general and administrative expenses. All other expenses (except lease, professional liability, interest, depreciation and amortization expenses) incurred by the Company at the center level are classified as operating expenses.
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
The Company routinely evaluates the recoverability of the carrying value of its long-lived assets, including when significant adverse changes in the general economic conditions and significant deteriorations of the underlying undiscounted cash flows or fair values of the property indicate that the carrying amount of the property may not be recoverable. If circumstances suggest that the recorded amounts are not recoverable based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value.
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
Deferred Financing and Other Costs
The Company records deferred financing and lease costs for direct and incremental expenditures related to entering into or amending debt and lease agreements. These expenditures include lenders and attorneys fees. Financing costs are amortized using the effective interest method over the term of the related debt. The amortization is reflected as interest expense in the accompanying consolidated statements of operations. Deferred lease costs are amortized on a straight-line basis over the term of the related leases. See Note

6, "Long-term Debt, Interest Rate Swap and Capitalized Lease Obligations" for further discussion. As a result of our adoption of ASU No. 2015-03, which is further discussed below, the Company nets long-term debt and deferred financing costs in the consolidated balance sheets.
Acquired Leasehold Interest
The Company has recorded an acquired leasehold interest intangible asset related to an acquisition completed during 2007. The intangible asset is accounted for in accordance with the FASB's guidance on goodwill and other intangible assets, and is amortized on a straight-line basis over the remaining life of the acquired lease, including renewal periods, the original period of which is approximately 28 years from the date of acquisition. The lease terms for the seven centers this intangible relates to provide for an initial term and renewal periods at the Company's option through May 31, 2035. As the renewal periods of the acquired leased centers are solely based on the Company's option, it is expected that costs (if any) to renew the lease through its current amortization period would be nominal and the decision to continue to lease the acquired centers lies solely within the Company's intent to continue to operate the seven centers. Any renewal costs would be included in deferred lease costs and amortized over the renewal period. Amortization expense of approximately $384,000 related to this intangible asset was recorded during each of the years ended December 31, 2016, 2015 and 2014, respectively.
The carrying value of the acquired leasehold interest intangible and the accumulated amortization are as follows:

	December 31,
	2016	2015
Intangible assets	$10,652,000	$10,652,000
Accumulated amortization	(3,577,000)	(3,193,000)
Net intangible assets	$7,075,000	$7,459,000
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
The expected amortization expense for the acquired leasehold interest intangible asset is as follows:

2017	$384,000
2018	384,000
2019	384,000
2020	384,000
2021	384,000
Thereafter	5,155,000
$7,075,000
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
As further discussed in Note 6, "Long-term Debt, Interest Rate Swap and Capitalized Lease Obligations", in conjunction with the debt agreements entered into in February 2016, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company's balance sheets.
As the Company's interest rate swap, a cash flow hedge, is not traded on a market exchange, the fair value is determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The fair value of the Company's interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy. The debt balances as presented in the consolidated balance sheets approximate the fair value of the respective instruments as the debt is at a variable rate, the estimates of which are considered Level 2 fair value calculations within the fair value hierarchy.
The following table presents by level, within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of December 31, 2016 and 2015:

December 31, 2016	Fair Value Measurements - Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(129,000)	$—	$(129,000)	$—

December 31, 2015	Fair Value Measurements - Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(625,000)	$—	$(625,000)	$—
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
Stock Based Compensation
The Company follows the FASB's guidance on Stock Compensation to account for share-based payments granted to team members and recorded non-cash stock based compensation expense of $1,012,000, $1,152,000 and $580,000 during the years ended December 31, 2016, 2015 and 2014, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. See Note 8, "Shareholders' Equity, Stock Plans and Preferred Stock" for additional disclosures about the Company's stock based compensation plans.
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
Recent Accounting Guidance
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In March 2016, the FASB issued an update to ASU No. 2014-09 in the form of ASU No. 2016-08, which amended the principal-versus-agent implementation guidance and illustrations in the new revenue guidance. The update clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued another update to the new revenue standard in the form of ASU No. 2016-10, which amends the guidance on identifying performance obligations and the implementation guidance on licensing. In May 2016, ASU No. 2016-12 was issued, which amends the new revenue recognition guidance on transition, collectibility, noncash consideration and the presentation of taxes. The new revenue standard (including updates) will be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The Company will adopt the requirements of this standard effective January 1, 2018. We are in the early stages of evaluating the expected adoption method of ASU No. 2014-09, and we are analyzing whether enhancements are needed to our business and accounting systems.
In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs (Topic 835), which amends and simplifies the presentation of debt issuance costs. The main provisions of the standard require that debt issuance costs related to a recognized liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, and amortization of the debt issuance costs continues to be reported as interest expense. The Company adopted ASU No. 2015-03 as of January 1, 2016. The new standard was applied on a retroactive basis. The adoption of this guidance resulted in a $967,000 reclass between deferred financing costs and long-term debt.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on the Company's balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. Upon adoption on January 1, 2017, the Company anticipates reclassifying deferred income taxes of approximately $7,644,000 from current to non-current assets.
In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Disclosures will be required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for building and equipment operating leases and will result in a significant increase in the assets and liabilities on the consolidated balance sheet.
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for shared-based payment transactions, including the income tax consequences and classification on the statement of cash flows. The guidance is effective for annual periods beginning after December 15, 2016, which will be the Company's fiscal year 2017, and interim periods within those annual periods. Early adoption is permitted. The Company is in the early stages of evaluating the impact this standard will have on our consolidated financial statements.
In June 2016, the FASB issued ASU No. 2016-13, Measurement of Credit Losses on Financial Instruments. This update is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. This update requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. This standard is effective for the fiscal year beginning after December 15, 2019 with early adoption permitted. The Company is in the initial stages of evaluating the impact from the adoption of this new standard on the Consolidated Financial Statements and related notes.

In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The ASU is effective for annual and interim periods beginning after December 15, 2017, which will require the Company to adopt these provisions in the first quarter of fiscal 2018 using a retrospective approach. Early adoption is permitted. The Company is currently evaluating the impact this standard will have on our consolidated financial statements.
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the Statement of Cash Flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as Restricted Cash. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for periods beginning after December 15, 2017.
Reclassifications
As discussed above, the Company adopted ASU No. 2015-03 as of January 1, 2016, and was applied on a retroactive basis. We reclassified $967,000 of debt issuance costs to long-term debt as of December 31, 2015.
As discussed in Note 3, "Discontinued Operations" the consolidated financial statements of the Company have been retroactively reclassified for all periods presented to reflect as discontinued operations certain divestitures and lease terminations.

2. BUSINESS DEVELOPMENT AND OTHER SIGNIFICANT TRANSACTIONS
Golden Living Transaction
On August 15, 2016, the Company entered into an Operation Transfer Agreement with Golden Living (the "Lessor") to assume the operations of 22 centers in Alabama and Mississippi.
On October 1, 2016, the Company entered into a Master Lease Agreement (the "Lease") with Golden Living to directly lease eight centers located in Mississippi from the Lessor, which include: (i) a 152-bed skilled nursing center known as Golden Living Center - Amory; (ii) a 130-bed skilled nursing center known as Golden Living Center - Batesville; (iii) a 58-bed skilled nursing center known as Golden Living Center - Brook Manor; (iv) a 119-bed skilled nursing center known as Golden Living Center - Eupora; (v) a 140-bed skilled nursing center known as Golden Living Center - Ripley; (vi) a 140-bed skilled nursing center known as Golden Living Center - Southaven; (vii) a 120-bed skilled nursing center known as Golden Living Center - Eason Blvd; (viii) a 60-bed skilled nursing center known as Golden Living Center - Tylertown. The Lease is triple net and has an initial term of ten years with two separate five year options to extend the term. The Company also assumed the individual leases of a 120-bed center known as Broadmoor Nursing Home, with an initial lease term of ten years with first year rent of $540,000, escalating to $780,000 in the second year, and 2% annually thereafter, and a 99-bed skilled nursing center known as Leake County Nursing Home, with a lease term of two years with annual rent of $300,000.
On November, 1 2016, the Company amended and restated the Lease ("Amended Lease") with the Lessor to directly lease an additional twelve centers located in Alabama from the Lessor, which include: (i) a 87-bed skilled nursing center known as Golden Living Center - Arab; (ii) a 180-bed skilled nursing center known as Golden Living Center - Meadowood; (iii) a 132-bed skilled nursing center known as Golden Living Center - Riverchase; (iv) a 100-bed skilled nursing center known as Golden Living Center - Boaz; (v) a 154-bed skilled nursing center known as Golden Living Center - Foley; (vi) a 50-bed skilled nursing center known as Golden Living Center - Hueytown; (vii) a 85-bed skilled nursing center known as Golden Living Center - Lanett; (viii) a 138-bed skilled nursing center known as Golden Living Center - Montgomery; (ix) a 120-bed skilled nursing center known as Golden Living Center - Oneonta; (x) a 173-bed skilled nursing center known as Golden Living Center - Oxford; (xi) a 94-bed skilled nursing center known as Golden Living Center - Pell City; (xii) a 123-bed skilled nursing center known as Golden Living Center - Winfield. The Amended Lease is triple net and has an initial term of ten years with two separate five year options to extend the term. Base rent for the amended lease is $24,675,000 for the first year and escalates 2% annually thereafter.
2016 Acquisitions
On February 26, 2016, the Company exercised its purchase options to acquire the real estate assets for Diversicare of Hutchinson in Hutchinson, Kansas and Clinton Place in Clinton, Kentucky for $4,250,000 and $3,300,000, respectively. The Company has operated these centers since February 2015 and April 2012, respectively. Hutchinson is an 85-bed skilled nursing center and Clinton is an 88-bed skilled nursing center. As a result of the consummation of the Agreements, the Company allocated the purchase price and acquisition costs between the assets acquired. The relative fair value allocation of the purchase price was determined with the assistance of HealthTrust LLC, a third-party real estate valuation firm. The allocation for the assets acquired is as follows:

	Hutchinson	Clinton Place
Purchase Price	4,250,000	3,300,000
Acquisition Costs	43,000	34,000
	4,293,000	3,334,000

Allocation:
Buildings	3,443,000	2,898,000
Land	365,000	267,000
Furniture, Fixtures and Equipment	485,000	169,000
	4,293,000	3,334,000
2015 Acquisitions
On February 1, 2015, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Barren County Health Care Center, Inc. to acquire a 94-bed skilled nursing center in Glasgow, Kentucky, for an aggregate purchase price of $7,000,000, partially financed through a $5,000,000 mortgage loan with The PrivateBank with the balance paid in cash consideration.
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
$7,000,000

On November 1, 2015, the Company entered into an Asset Purchase Agreement with Haws Fulton Investors, LLC to acquire a 60-bed skilled nursing center in Fulton, Kentucky, for an aggregate purchase price of $3,900,000. As a result of this business combination transaction, the Company allocated the purchase price of $3,900,000 based on the fair value of the acquired net assets. The allocation for the net assets acquired is as follows:

November 1, 2015
Purchase Price	$3,900,000

Land	300,000
Buildings	3,338,000
Furniture, Fixtures, and Equipment	262,000
$3,900,000
2015 Lease Agreement
On February 1, 2015, the Company assumed operations of a 85-bed skilled nursing center in Hutchinson, Kansas. This center has an initial lease term of 10 years, and included an option to purchase exercisable after the first year of operations. The center was already operating and treating patients on the transition date. There was no purchase price paid to enter into the lease agreement. As disclosed above, the Company purchased this center on February 26, 2016.
2016 Lease Termination

On May 31, 2016, the Company entered into an Agreement with Avon Ohio, LLC to amend the original lease agreement, thus terminating the Company's right of possession of the center. As a result, the Company incurred lease termination costs of $2,008,000 in the second quarter of 2016. Under the amended agreement, the Company is required to pay $300,000 per year through the term of the original lease agreement, July 31, 2024. For accounting purposes, this transaction was not reported as a discontinued operation, which is in accordance with the modified authoritative guidance for reporting discontinued operations, effective January 1, 2015. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results.
2016 Sale of Investment in Unconsolidated Affiliate
On October 28, 2016, the Company and its partners entered into an asset purchase agreement to sell the pharmacy joint venture. The sale resulted in a $1,366,000 recorded gain for the Company for the year ended December 31, 2016. The transaction also resulted in an immaterial gain contingency. The Company accounts for gain contingencies in accordance with the provisions of ASC 450, Contingencies, and, therefore, we do not record gain contingencies and recognize income until realized.

3. DISCONTINUED OPERATIONS
West Virginia Disposition
Effective April 3, 2014, the Company entered into an asset purchase agreement with Rose Terrace Acq., LLC (“Purchaser”) to sell its skilled nursing center in Culloden, West Virginia. The original asset purchase agreement was subject to a number of conditions including an amendment to the Consolidated Amended and Restated Master Lease ("Master Lease") with Omega to terminate the lease only with respect to two other skilled nursing centers in West Virginia, state licensure and regulatory approval.
Effective July 1, 2014, the Company completed the transaction with Rose Terrace Acq., LLC to sell Rose Terrace, a 90-bed skilled nursing center in Culloden, West Virginia for a sales price of $16,500,000. The Company also entered into the Fifteenth Amendment to the Master Lease with Omega to terminate the lease only with respect to two other skilled nursing centers in West Virginia, and concurrently entered into an operations transfer agreement with American Health Care Management, LLC, an affiliate of the purchaser with respect to two other skilled nursing centers located in Danville and Ivydale, West Virginia. The amendment effectively reduced the annual rent payments due under the Master Lease by $1,900,000. Upon completion of the transaction, Diversicare no longer operates any skilled nursing centers in the state of West Virginia. In conjunction with the closing of the sale, the Company paid the balance of the $8,000,000 mortgage loan outstanding on the Rose Terrace center.
The transaction resulted in a gain on the disposition of Rose Terrace which, along with the results of operations for these nursing centers, is presented within Discontinued Operations on the Consolidated Statements of Operations. The pretax gain on the transaction was $7,522,000. The tax expense associated with the gain was $2,793,000 for which the Company applied net operating loss carryforwards from our deferred tax assets to substantially offset and minimize the cash outlay for this transaction.
These centers contributed revenues of $0, $0, and $10,961,000 and net loss of $51,000, $225,000, and $26,000 during the years ended December 31, 2016, 2015, and 2014, respectively.  In addition to the West Virginia centers, other discontinued operations that were disposed of prior to 2014 contributed net income (loss) of $(16,000), $(903,000), and $3,284,000 during the years ended December 31, 2016, 2015, and 2014, respectively. The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense or any allocation of corporate interest expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations.
4. RECEIVABLES
Receivables, before the allowance for doubtful accounts, consist of the following components:

	December 31,
	2016	2015

Medicare	$20,402,000	$14,415,000
Medicaid and other non-federal government programs	31,208,000	20,133,000
Other patient and resident receivables	20,868,000	17,451,000
	$72,478,000	$51,999,000
Other receivables and advances	$1,193,000	$1,407,000

The other receivables and advances balance include of $474,000 and $938,000 related to renovation projects to be funded by Omega at December 31, 2016 and 2015, respectively. See Note 11, "Commitments and Contingencies" for additional discussion of these receivables and leased center construction projects.
Our accounts receivable at December 31, 2016, reflects the change in ownership of the twenty-two newly leased Golden Living centers in Alabama and Mississippi. The Company has entered into an agreement with Golden Living to utilize their billing credentials in order to perform the billing of the Medicare and Medicaid receivables until the change in ownership process has been completed. This agreement allows the Medicare and Medicaid receivables to be billed and collected in the interim. Payer sources could be delayed due to setting up new agreements and credentialing with those payers.
The Company provides credit for a substantial portion of its revenues and continually monitors the credit worthiness and collectability from its patients, including proper documentation of third-party coverage. The Company is subject to accounting losses from uncollectible receivables in excess of its reserves.
Substantially all receivables are pledged as collateral on the Company's debt obligations.

5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2016	2015

Land	$5,761,000	$4,859,000
Buildings and leasehold improvements	85,660,000	76,025,000
Furniture, fixtures and equipment	37,401,000	33,499,000
	128,822,000	114,383,000
Less: accumulated depreciation	(69,022,000)	(62,110,000)
Net property and equipment	$59,800,000	$52,273,000

As discussed further in Note 6, "Long-term Debt, Interest Rate Swap and Capitalized Lease Obligations", the property and equipment of certain skilled nursing centers are pledged as collateral for mortgage debt obligations. In addition, the Company has assets recorded as capital leased assets purchased through capitalized lease obligations. The Company capitalizes leasehold improvements which will revert back to the lessor of the property at the expiration or termination of the lease, and depreciates these improvements over the shorter of the remaining lease term or the assets' estimated useful lives.
6. LONG-TERM DEBT, INTEREST RATE SWAP AND CAPITALIZED LEASE OBLIGATIONS
Long-term debt consists of the following:

	December 31,
	2016	2015
Mortgage loan with a syndicate of banks; issued in March 2011, amended May 2013; and further amended February 2016; payable monthly, interest at 4.0% above LIBOR, a portion of which is fixed at 5.79% based on the interest rate swap described below.	$58,792,000	$47,401,000
Acquisition loan with The PrivateBank, issued in February 2016, interest at 4.75% above LIBOR.	6,289,000	—
Revolving credit facility borrowings payable to a bank; entered into in March 2010; amended in March 2011 and further amended May 2013, March 2014, February 2016 and October 2016; secured by receivables of the Company; interest at 4.0% above LIBOR.	15,000,000	12,900,000
	80,081,000	60,301,000
Less current portion	(6,663,000)	(6,276,000)
	$73,418,000	$54,025,000
As of December 31, 2016, the Company's weighted average interest rate on long-term debt, including the impact of the interest rate swap, was approximately 5.17%.

The Company has agreements with a syndicate of banks for a mortgage term loan ("Original Mortgage Loan") and the Company’s revolving credit agreement ("Original Revolver"). On February 26, 2016, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") which modified the terms of the Original Mortgage Loan and the Original Revolver Agreements dated April 30, 2013. The Credit Agreement increases the Company's borrowing capacity to $100,000,000 allocated between a $72,500,000 Mortgage Loan ("Amended Mortgage Loan") and a $27,500,000 Revolver ("Amended Revolver"). The Amended Mortgage Loan consists of $60,000,000 term and $12,500,000 acquisition loan facilities. Loan acquisition costs associated with the Amended Mortgage Loan and the Amended Revolver were capitalized in the amount of $2,162,000 and are being amortized over the five-year term of the agreements. Additionally, the Glasgow term loan balance of $5,000,000 was consolidated into the new Credit Agreement.
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72,500,000 with a five-year maturity through February 26, 2021, and a $27,500,000 Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities are based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30,000,000. As of December 31, 2016, the interest rate related to the Amended Mortgage Loan was 4.75%. The Amended Mortgage Loan is secured by 17 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
Effective October 3, 2016, the Company entered into the Second Amendment to the Third Amended and Restated Revolver ("Second Amendment"). The Second Amendment increased the Amended Revolver capacity from the $27,500,000 in the original Amended Revolver to $52,250,000; provided that the maximum revolving facility be reduced to $42,250,000 on August 1, 2017. The change to the borrowing capacity is a result of the increase in receivables related to new centers that continue to progress through the change in ownership process.
On December 29, 2016, the Company executed a Third Amendment to the Third Amended and Restated Revolver ("Third Amendment"). The Third Amendment modifies the terms of the Loan Agreement by increasing the Company’s letter of credit sublimit from $10,000,000 to $15,000,000.
As of December 31, 2016, the Company had $15,000,000 in borrowings outstanding under the Amended Revolver compared to $12,900,000 outstanding as of December 31, 2015. The outstanding borrowings on the Amended Revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired centers as these centers proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has 12 letters of credit with a total value of $10,230,000 outstanding as of December 31, 2016. Considering the balance of eligible accounts receivable, the letter of credit, the amounts outstanding under the Amended Revolver and the maximum loan amount of $42,674,000, the balance available for borrowing under the Amended Revolver is $14,443,000 at December 31, 2016.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. The Company is in compliance with all such covenants at December 31, 2016.
In connection with the Company's 2016 and 2015 financing agreements, the Company recorded the following deferred loan costs related to the new financing agreements as a reduction of the debt balances discussed above:

	2016	2015
Write-off of deferred financing costs	$351,000	$—
Deferred financing costs capitalized	$2,162,000	$160,000
The deferred financing costs included in the current and long-term balances were $2,273,000 at December 31, 2016 and $967,000 at December 31, 2015.
Scheduled principal payments of long-term debt are as follows:

2017	$6,663,000
2018	6,740,000
2019	6,820,000
2020	8,196,000
2021	$51,662,000
Total	$80,081,000
Interest Rate Swap Cash Flow Hedge
As part of the debt agreements entered into in April 2013, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company entered into the interest rate swap agreement to mitigate the variable interest rate risk on its outstanding mortgage borrowings. The Company designated its interest rate swap as a cash flow hedge and the effective portion of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the aforementioned amendment to the Credit Agreement that occurred in February 2016, the Company retained the previously agreed upon interest rate swap modifying the terms of the swap to reflect the amended Credit Agreement. The Company redesignated the interest rate swap as a cash flow hedge. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and has an amortizing notional amount that was $29,329,000 as of December 31, 2016. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amounts. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company's balance sheets.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis and at December 31, 2016, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $129,000 at December 31, 2016. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company's consolidated balance sheets. The liability related to the change in the interest rate swap included in accumulated other comprehensive income at December 31, 2016 is $80,000, net of income tax benefit of $49,000. As the Company's interest rate swap is not traded on a market exchange, the fair value is determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The fair value of the Company's interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB's guidance on Fair Value Measurements and Disclosures.
Capitalized Lease Obligations
Upon acquisition of some centers, we assumed certain leases, primarily related to equipment, that constitute capital leases. As a result, we have recorded the underlying lease assets and capitalized lease obligations of $2,052,000 and $566,000 as of December 31, 2016 and 2015, respectively. These lease agreements provide three to five year terms.
Scheduled payments of the capitalized lease obligations are as follows:

2017	$1,133,000
2018	955,000
2019	75,000
Total	2,163,000
Amounts related to interest	(111,000)
Principal payments on capitalized lease obligation	$2,052,000

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
Prior to the exercise of the purchase option, the Company had determined it was the primary beneficiary of the variable interest entity ("VIE") that developed the Rose Terrace nursing center based on the ownership of the Certificate of Need, the fixed price purchase option described above, the Company’s ability to direct the activities that most significantly impact the economic performance of the VIE, and the right to receive potentially significant benefits from the VIE. Accordingly, as the primary beneficiary, the Company consolidated the balance sheet and results of operations of the VIE for periods prior to the exercise of the purchase option. However, after the exercise of the purchase option, the previous owners paid the outstanding debt related to the entity in full. Subsequently, as further disclosed in Note 3, "Discontinued Operations", the Company sold the Rose Terrace facility and all assets associated with the facility. As a result of these events, the real estate development entity is no longer consolidated.

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

Equity Grants and Valuations
During 2016 and 2015, the Compensation Committee of the Board of Directors approved grants totaling approximately 83,000 and 74,000, respectively, shares of restricted common stock to certain employees and members of the Board of Directors. These restricted shares vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.

The Company recorded non-cash stock-based compensation expense from continuing operations for equity grants and RSU's issued under the Plans of $1,012,000, $1,152,000, and $580,000 during the years ended December 31, 2016, 2015, and 2014, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. As of December 31, 2016, there was $537,000 in unrecognized compensation costs related to stock-based compensation to be recognized over the applicable remaining vesting periods. The Company estimated the total recognized and unrecognized compensation for all options and SOSARs using the Black-Scholes-Merton equity grant valuation model. Restricted stock awards are valued using the market price on the grant date.
The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model:

	Year Ended December 31,
	2016	2015	2014
Expected volatility (range)	N/A(1)	44%-49%	N/A(1)
Risk free interest rate (range)	N/A(1)	1.52%-1.87%	N/A(1)
Expected dividends	N/A(1)	2.15%	N/A(1)
Weighted average expected term (years)	N/A(1)	6	N/A(1)
___________

(1)
The Company did not issue any options or other equity grants that would require application of the Black-Scholes-Merton equity grant valuation model during the years ended December 31, 2016 and 2014. All equity grants during these periods were restricted common shares which are valued using an intrinsic valuation method based on market price.

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
In computing the fair value of these equity grants, the Company estimated the equity grants' expected term based on the average of the vesting term and the original contractual terms of the grants, consistent with the Securities and Exchange Commission's interpretive guidance often referred to as the “Simplified Method.” The Company's recent exercise history is primarily from options granted in 2005 that were vested at grant date and were significantly in-the-money due to an increase in stock price during the period between grant date and formal approval by shareholders, and from older options granted several years ago that had fully vested.
The table below describes the resulting weighted average grant date fair values calculated as well as the intrinsic value of options exercised under the Company's equity awards during each of the following years:

	Year Ended December 31,
	2016(1)	2015	2014(1)
Weighted average grant date fair value	—	$3.78	$—
Total intrinsic value of exercises	$3,000	$249,000	$126,000
___________

(1)
The Company did not issue any options or other equity grants that would require application of the Black-Scholes-Merton equity grant valuation model during the years ended December 31, 2016 and 2014. All equity grants during this period were restricted common shares which are valued using an intrinsic valuation method based on market price.

The following table summarizes information regarding stock options and SOSAR grants outstanding as of December 31, 2016:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$10.21 to $11.59	$10.88	62,000	$3,000	57,000	$—
$2.37 to $6.21	$5.54	169,000	822,000	169,000	822,000
		231,000		226,000

As of December 31, 2016, the outstanding equity grants have a weighted average remaining life of 3.94 and those outstanding equity grants that are exercisable have a weighted average remaining life of 3.84. During the year ended December 31, 2016, approximately 1,000 stock option and SOSAR grants were exercised under these plans. All of the equity grants exercised were net settled. The net proceeds from equity grants exercised in 2016 was $(105,000).

Summarized activity of the equity compensation plans is presented below:

		Weighted
	SOSARs/	Average
	Options	Exercise Price
Outstanding, December 31, 2015	232,000	$6.97
Granted	—	—
Exercised	(1,000)	7.24
Expired or cancelled	—	—
Outstanding, December 31, 2016	231,000	$6.97

Exercisable, December 31, 2016	226,000	$6.90

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2015	141,000	$9.07
Granted	83,000	8.87
Dividend Equivalents	4,000	9.21
Vested	(68,000)	7.85
Cancelled	(7,000)	9.80
Outstanding December 31, 2016	153,000	$9.47

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2015	62,000	$9.58
Granted	17,000	8.87
Dividend Equivalents	2,000	9.19
Vested	(27,000)	6.13
Cancelled	—	—
Outstanding December 31, 2016	54,000	$11.10

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

Series C Preferred Stock
	2016	2015	2014
Balance at the beginning of the period	$—	$—	$4,918,000
Redemption of preferred stock	—	—	(4,918,000)
Balance at the end of the period	$—	$—	$—

9.	NET INCOME (LOSS) PER COMMON SHARE
Information with respect to the calculation of basic and diluted net income (loss) per common share is presented below:

	Years Ended December 31,
	2016	2015	2014
Numerator: Income (loss) attributable to Diversicare Healthcare Services, Inc. common shareholders:
Income (loss) from continuing operations	$(1,744,000)	$2,752,000	$1,450,000
Less: net loss attributable to noncontrolling interests	—	—	25,000
Income (loss) from continuing operations attributable to Diversicare Healthcare Services, Inc.	(1,744,000)	2,752,000	1,475,000
Preferred stock dividends	—	—	(220,000)
Income (loss) from continuing operations attributable to Diversicare Healthcare Services, Inc. common shareholders	(1,744,000)	2,752,000	1,255,000
Income (loss) from discontinued operations, net of income taxes	(67,000)	(1,128,000)	3,258,000
Net income (loss) attributable to Diversicare Healthcare Services, Inc. common shareholders	$(1,811,000)	$1,624,000	$4,513,000

Denominator: Basic Weighted Average Common Shares Outstanding:	6,199,000	6,100,000	6,011,000

Basic net income per common share
Income (loss) from continuing operations	$(0.28)	$0.45	$0.21
Income (loss) from discontinued operations
Operating loss, net of taxes	(0.01)	(0.18)	(0.25)
Gain on disposal, net of taxes	—	—	0.79
Discontinued operations, net of taxes	(0.01)	(0.18)	0.54
Basic net income (loss) per common share	$(0.29)	$0.27	$0.75

	2016	2015	2014
Numerator: Income (loss) from continuing operations attributable to Diversicare Healthcare Services, Inc. common shareholders	(1,744,000)	2,752,000	1,255,000
Income (loss) from discontinued operations, net of income taxes	(67,000)	(1,128,000)	3,258,000
Net income (loss) attributable to Diversicare Healthcare Services, Inc. common shareholders	$(1,811,000)	$1,624,000	$4,513,000

Basic weighted average common shares outstanding	6,199,000	6,100,000	6,011,000
Incremental shares from assumed exercise of options, SOSARS and Restricted Stock Units	—	215,000	186,000
Denominator: Diluted Weighted Average Common Shares Outstanding:	6,199,000	6,315,000	6,197,000

Diluted net income per common share
Income (loss) from continuing operations	$(0.28)	$0.44	$0.20
Income (loss) from discontinued operations
Operating loss, net of taxes	(0.01)	(0.18)	(0.25)
Gain on disposal, net of taxes	—	—	0.77
Discontinued operations, net of taxes	(0.01)	(0.18)	0.52
Diluted net income (loss) per common share	$(0.29)	$0.26	$0.72

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

The following table reflects the weighted average outstanding SOSARs and Options that were excluded from the computation of diluted earnings per share, as they would have been anti-dilutive:

	2016	2015	2014
SOSARs/Options Excluded	31,000	62,000	57,000
The weighted average common shares for basic and diluted earnings for common shares was the same due to the losses in 2016.
10. INCOME TAXES

Overview
For the year ended December 31, 2016, the Company recorded a benefit for income taxes from continuing operations of $1,030,000, and a provision for income taxes from continuing operations of $916,000 and $857,000 for the years ended December 31, 2015 and 2014, respectively . The provision (benefit) for income taxes of continuing operations is composed of the following components:

	Year Ended December 31,
	2016	2015	2014
Current provision (benefit) :
Federal	$17,000	$1,191,000	$10,000
State	522,000	947,000	10,000
	539,000	2,138,000	20,000
Deferred provision (benefit):
Federal	(1,284,000)	(783,000)	798,000
State	(285,000)	(439,000)	39,000
	(1,569,000)	(1,222,000)	837,000
Provision (benefit) for income taxes of continuing operations	$(1,030,000)	$916,000	$857,000

A reconciliation of taxes computed at statutory income tax rates on income (loss) from continuing operations is as follows:

	Year Ended December 31,
	2016	2015	2014
Provision (benefit) for federal income taxes at statutory rates	$(889,000)	$1,247,000	$784,000
Provision for state income taxes, net of federal benefit	120,000	688,000	76,000
Valuation allowance changes affecting the provision for income taxes	(45,000)	(534,000)	(66,000)
Employment tax credits	(529,000)	(1,249,000)	(169,000)
Nondeductible expenses	453,000	862,000	123,000
Stock based compensation expense	(62,000)	(105,000)	3,000
Other	(78,000)	7,000	106,000
Provision (benefit) for income taxes of continuing operations	$(1,030,000)	$916,000	$857,000

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

	December 31,
	2016	2015
Current deferred tax assets:
Allowance for doubtful accounts	3,772,000	3,049,000
Accrued liabilities	5,011,000	5,895,000
	8,783,000	8,944,000
Less valuation allowance	(272,000)	(319,000)
	8,511,000	8,625,000
Current deferred tax liabilities:
Prepaid expenses	(867,000)	(626,000)
	$7,644,000	$7,999,000

	December 31,
	2016	2015
Noncurrent deferred tax assets:
Net operating loss and other carryforwards	$1,260,000	$1,040,000
Credit carryforwards	3,162,000	2,612,000
Deferred lease costs	107,000	167,000
Depreciation	2,122,000	1,184,000
Tax goodwill and intangibles	(1,296,000)	(1,172,000)
Stock-based compensation	629,000	534,000
Accrued rent	3,118,000	3,055,000
Kentucky and Kansas acquisition costs	6,000	113,000
Impairment of long-lived assets	269,000	267,000
Interest rate swap	49,000	237,000
Hedge Ineffectiveness	(69,000)	—
Noncurrent self-insurance liabilities	4,633,000	4,185,000
Other	11,000	—
	14,001,000	12,222,000
Less valuation allowance	(460,000)	(460,000)
	$13,541,000	$11,762,000

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
When assessing all available evidence, we consider the weight of the evidence, both positive and negative, based on the objectivity of the underlying evidence and the extent to which it can be verified. For the three-year period ended December 31, 2016, the Company has a cumulative pre-tax income from continuing operations of $3,201,000, which includes $2,774,000 of loss attributable to the year ended December 31, 2016. Additionally, the Company recognized governmental and regulatory changes have put downward revenue pressure on the long-term care industry as a piece of negative evidence in our analysis. As a result of this negative evidence, the Company performed a thorough assessment of the available positive and negative evidence in order to ascertain whether it is more-likely-than-not that in future periods the Company will generate sufficient pre-tax income to utilize all of our federal deferred tax assets and our net operating loss and other carryforwards and credits. State deferred tax assets are considered for valuation separately and on a state-by-state basis.
The Company also identified several pieces of objective positive evidence which were considered and weighed in the analysis performed regarding the valuation of deferred tax assets, including, but not limited to the expected accretive strategic acquisitions completed by us during the three-year period, corporate and regional restructuring expected to reduce costs while maintaining revenue levels, the long-term expiration dates of a majority of the net operating losses and credits, our history of not having carryforwards or credits expire unutilized, and the completed divestiture of the centers in Ohio in 2016 and West Virginia in 2014. The operations in the state of West Virginia demonstrated a trend of growing losses in recent years primarily as a result of disproportionate amount of professional liability expense relative to the revenue contributed. Additionally, the net operating loss created in 2013 was fully utilized during 2014 as a result of the income produced from operations and the taxable gain on the sale of Rose Terrace.
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
At December 31, 2016, the Company had $7,385,000 of net operating losses, which expire at various dates beginning in 2019 and continue through 2036. The use of a portion of these loss carryforwards is limited by change in ownership provisions of the Federal tax code to a maximum of approximately $2,519,000. The Company has reduced the deferred tax asset and the corresponding valuation allowances for net operating loss deductions permanently lost as a result of the change in ownership provisions.
With respect to state deferred tax assets, the Company reduced the valuation allowance by approximately $47,000 in 2016, primarily related to the expectation that deferred tax assets for which valuation allowances had previously been applied would more-likely-than-not be utilized as a result of the increase in taxable income during the year ended December 31, 2016. In 2015 and 2014, the Company recorded a deferred tax provision to adjust approximately $315,000 and $215,000, respectively, of the valuation allowance on state deferred tax assets. The changes in valuation allowance were based on the Company's assessment of the realization of certain individual tax assets. The Company has recorded a total valuation allowance of approximately $732,000 at December 31, 2016 to reduce the deferred tax assets by the amount management believes is more likely than not to not be realized through the turnaround of existing temporary differences, future earnings, or a combination thereof.
Under the Work Opportunity Tax Credit ("WOTC") program, the Company recorded $550,000, $737,000 and $550,000 in Work Opportunity Tax Credits during 2016, 2015 and 2014, respectively. On December 19, 2014, the Tax Increase Prevention Act of 2012 (the "Act") was signed into law. The Act retroactively reinstated the federal Work Opportunity Tax Credit for qualifying costs paid during 2014. Pursuant to ASC 740-10-25-47, the effect of changes in the tax laws including retroactive changes are recognized in the period the law was enacted, and as a result of the retroactive treatment, the credit was recognized in the financial statements during the fourth quarter of 2014. The remaining WOTC credit carryforwards expire at various dates beginning in 2031 and continue through 2036.
The Company received a notice of an audit by the Internal Revenue Service related to the 2012 tax year, which was closed in 2015. As of December 31, 2016, the Company’s tax years for 2013 forward are subject to examination by tax authorities.

11. COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals, including renewal option periods (exclusive of taxes, insurance, and maintenance costs) under these leases beginning January 1, 2017, are as follows:

2017	$57,051,000
2018	58,076,000
2019	59,165,000
2020	60,231,000
2021	61,191,000
Thereafter	836,102,000
$1,131,816,000

Under these lease agreements, the Company's lease payments are subject to periodic annual escalations as described below and in Note 1, "Business and Summary of Significant Accounting Policies". Total lease expense for continuing operations was $33,364,000, $28,690,000 and $26,151,000 for 2016, 2015 and 2014, respectively. The accrued liability related to straight line rent was $7,920,000 and $7,830,000 at December 31, 2016 and 2015, respectively, and is included in “Other noncurrent liabilities” on the accompanying consolidated balance sheets.

Omega Master Lease
The Company leases 35 nursing centers from Omega, 15 of which are subject to a Master Lease. On October 20, 2006, the Company and Omega entered into a Third Amendment to Consolidated Amended and Restated Master Lease (“Lease Amendment”) to extend the term of its centers leased from Omega. The Lease amendment extended the term to September 30, 2018 and provided a renewal option of an additional twelve years, and the Company must notify Omega by September 30, 2017 about exercising the renewal option. Consistent with prior terms, the lease provides for annual increases in lease payments equal to the lesser of two times the increase in the consumer price index or 3%. Under generally accepted accounting principles, the Company is required to report these scheduled rent increases on a straight line basis over the term of the lease including the 12 year term of the renewal period. These scheduled increases had no effect on cash rent payments at the start of the lease term and only result in additional cash outlay as the annual increases take effect each year.
The Company amended the Master Lease by entering into the Fifteenth Amendment to Consolidated Amended and Restated Master Lease as a result of the disposition and transfer of operations of the Company's West Virginia nursing centers. This amendment effectively modified the terms of the Master Lease to terminate the lease with regard to the two West Virginia nursing centers, and effectively reduced the annual rent payable under the Master Lease by $1,900,000.
The Master Lease requires the Company to fund annual capital expenditures related to the leased centers at an amount currently equal to $440 per licensed bed. These amounts are subject to adjustment for increases in the Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term and renewal options are $1,700,000. These capital expenditures are being depreciated on a straight-line basis over the shorter of the asset life or the appropriate lease term.
Upon expiration of the Master Lease or in the event of a default under the Master Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased centers to Omega. The assets to be transferred to Omega are being amortized on a straight-line basis over the shorter of the remaining lease term or estimated useful life, and will be fully depreciated upon the expiration of the lease. All of the equipment, inventory and other related assets of the centers leased pursuant to the Master Lease have been pledged as security under the Master Lease. In addition, the Company has a letter of credit of $4,792,000 as a security deposit for the Company's leases with Omega, as described in Note 6, "Long-term Debt, Interest Rate Swap and Capitalized Lease Obligations".

Renovation Funding
In January 2013, we entered into an amendment to the Master lease with Omega under which Omega agreed to provide an additional $5,000,000 to fund renovations to two nursing centers located in Texas that are leased from Omega. The annual base rent related to these centers will be increased to reflect the amount of capital improvements to the respective centers as the related expenditures are made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment.

The Company completed an expansion to one of its centers by making use of fifteen licensed beds it acquired in 2005. This expansion project was funded by Omega with the renovation funding previously described. Accordingly, the costs incurred to expand the center are recorded as a leasehold improvement asset with the amounts reimbursed by Omega for this project included as a long-term liability and amortized to rent expense over the remaining term of the lease. The capitalized leasehold improvements and lessor reimbursed costs are being amortized over the initial lease term ending in September 2018. The leasehold improvement asset and accumulated amortization are as follows:

	December 31
	2016	2015
Leasehold improvement	$921,000	$921,000
Accumulated Amortization	(737,000)	(631,000)
Net	$184,000	$290,000

Golden Living Master Lease
The Company leases 20 nursing centers from Golden Living under a Master Lease. On October 1, 2016, the Company and Golden Living entered into a Master Lease agreement to lease eight centers located in Mississippi. On November 1, 2016, the Company and Golden Living entered into an Amended and Restated Master Lease ("Golden Living Lease Amendment") to extend the term of its centers leased from Golden Living and lease an additional twelve centers located in Alabama. The Amended Lease is triple net and has an initial term of ten years with two separate five year options to extend the term. Base rent for the amended lease is $24,675,000 for the first year and escalates 2% annually thereafter. Under generally accepted accounting principles, the Company is required to report these scheduled rent increases on a straight line basis over the term of the lease including the 10 year term of the renewal period. These scheduled increases had no effect on cash rent payments at the start of the lease term and only result in additional cash outlay as the annual increases take effect each year.
The Master Lease requires the Company to fund annual capital expenditures related to the leased centers at an amount currently equal to $500 per licensed bed. These amounts are subject to adjustment for increases in the Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term and renewal options are $11,560,000. These capital expenditures are being depreciated on a straight-line basis over the shorter of the asset life or the appropriate lease term.
Upon expiration of the Master Lease or in the event of a default under the Master Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased centers to Golden Living. The assets to be transferred to Golden Living are being amortized on a straight-line basis over the shorter of the remaining lease term or estimated useful life, and will be fully depreciated upon the expiration of the lease. All of the equipment, inventory and other related assets of the center leased pursuant to the Master Lease have been pledged as security under the Master Lease. In addition, the Company has a letter of credit of $2,056,000 as a security deposit for the Company's leases with Golden Living, as described in Note 6, "Long-term Debt, Interest Rate Swap and Capitalized Lease Obligations".
Other Operating Leases
In addition to the Omega and Golden Living Master Leases, the Company currently leases 24 other nursing centers which primarily operate under individual leases. The lease terms for these centers range from two years to twenty years including renewal options. While the individual lease terms vary from center to center, the majority of the leases include annual lease increases which are capped and, in most cases, are subject to adjustment for increases in the Consumer Price Index. All operating leases are accounted for using a straight-line rent methodology.

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

Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and incurred, but not reported claims of $19,977,000 as of December 31, 2016. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $4,456,000, $3,328,000, and $4,757,000 for the years ended December 31, 2016, 2015 and 2014, respectively.
The Company follows the FASB Accounting Standards Update, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the estimated insurance recovery receivables are included within "Other Current Assets" on the Consolidated Balance Sheet. As of December 31, 2016 and 2015, there are no estimated insurance recovery receivables.
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

Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2007 until June 30, 2008, the Company is completely self-insured for workers' compensation exposure. For the period from July 1, 2008 through December 31, 2013, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $171,000 at December 31, 2016. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,310,000 as of December 31, 2016. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of December 31, 2016, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,019,000 at December 31, 2016. The differences between actual settlements and reserves are included in expense in the period finalized.

Employment Agreements
The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.0 times their annual salary in the event of a termination without cause, a constructive discharge (as defined in each employee agreement), or upon a change in control of the Company (as defined in each employee agreement). The maximum contingent liability under these agreements is $1,789,000 as of December 31, 2016. The terms of such agreements are from 1 to 3 years and automatically renew for 1 year if not terminated by the employee or the Company. In addition, upon the occurrence of any triggering event, these certain members of management may elect to require the Company to purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of the Company's common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on December 31, 2016, there is $461,000 of contingent liabilities for the repurchase of the equity grants.
No amounts have been accrued for these contingent liabilities for members of management the Company currently employs.

Health Care Industry and Legal Proceedings
The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to lawsuits alleging malpractice, violations of false claims acts, product liability, or related legal theories, many of which involve large claims and significant defense costs. Like many other companies engaged in the long-term care profession in the United States, we have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. It is expected that we will continue to be subject to such suits as a result of the nature of our business. Further, as with all health care providers, we are periodically subject to regulatory actions seeking fines and penalties for alleged violations of health care laws and are potentially subject to the increased scrutiny of regulators for issues related to compliance with health care fraud and abuse laws and with respect to the quality of care provided to residents of our center. Like other health care providers, in the ordinary course of our business, we are also subject to claims made by employees and other disputes and litigation arising from the conduct of our business.
As of December 31, 2016, we are engaged in 67 professional liability lawsuits, which are reserved for as discussed above. Seven lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee (DOJ) had commenced a civil investigation of potential violations of the False Claims Act (FCA).
In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two centers that were the subject of the original CID. In connection with this matter, between July 2013 and early February 2016, the Company has received three civil investigative demands (a form of subpoena) for documents and information relating to our practices and policies for rehabilitation, and other services, our preadmission evaluation forms ("PAEs") required by TennCare and our Pre-Admission Screening and Resident Reviews ("PASRRs"). We have responded to those requests. The DOJ has also issued CID’s for testimony from current and former employees of the Company. The DOJ’s civil investigation of the Company’s practices and policies for rehabilitation now covers all of the Company’s centers, but thus far only documents from six of our centers have been requested.
In June 2016, the Company received an authorized investigative demand (a form of subpoena) for documents in connection with a criminal investigation by the DOJ related to our practices with respect to PAEs and PASRRs, and the Company has provided documents responsive to this subpoena and continues to provide additional information as requested. The Company cannot predict the outcome of these investigations or the related lawsuits, and the outcome could have a materially adverse effect on the Company, including the imposition of treble damages, criminal charges, fines, penalties and/or a corporate integrity agreement. The Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
In January 2009, a purported class action complaint was filed in the Circuit Court of Garland County, Arkansas against the Company and certain of its subsidiaries and Garland Nursing & Rehabilitation Center (the “Center”). The complaint alleges that the defendants breached their statutory and contractual obligations to the patients of the Center over the five-year period prior to the filing of the complaints. The lawsuit remains in its early stages and has not yet been certified by the court as a class action. The Company intends to defend the lawsuit vigorously.
We cannot currently predict with certainty the ultimate impact of any of the above cases on our financial condition, cash flows or results of operations. Our reserve for professional liability expenses does not include any amounts for the pending DOJ investigation or the purported class action against the Arkansas centers. An unfavorable outcome in any of these lawsuits or any of our professional liability actions, any regulatory action, any investigation or lawsuit alleging violations of fraud and abuse laws or of elderly abuse laws or any state or Federal False Claims Act case could subject us to fines, penalties and damages, including exclusion from the Medicare or Medicaid programs, and could have a material adverse impact on our financial condition, cash flows or results of operations.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2016 and 2015 is as follows:

	Quarter
2016	First	Second	Third	Fourth

Patient revenues, net	$97,945,000	$95,805,000	$97,313,000	$135,000,000
Professional liability expense (1)	2,066,000	1,934,000	1,977,000	2,479,000
Income (loss) from continuing operations	(74,000)	(2,150,000)	(958,000)	1,438,000
Loss from discontinued operations	(37,000)	—	(17,000)	(13,000)
Net income (loss) attributable to Diversicare Healthcare Services, Inc. common shareholders	$(111,000)	$(2,150,000)	$(975,000)	$1,425,000

Basic net income (loss) per common share for Diversicare Healthcare Services, Inc. common shareholders:
Income (loss) from continuing operations	$(0.01)	$(0.35)	$(0.16)	$0.24
Loss from discontinued operations	(0.01)	—	—	—
Net income (loss) per common share for Diversicare Healthcare Services, Inc. common shareholders	$(0.02)	$(0.35)	$(0.16)	$0.24

Diluted net income (loss) per common share for Diversicare Healthcare Services, Inc. common shareholders:
Income (loss) from continuing operations	$(0.01)	$(0.35)	$(0.16)	$0.24
Loss from discontinued operations	(0.01)	—	—	—
Net income (loss) per common share for Diversicare Healthcare Services, Inc. common shareholders	$(0.02)	$(0.35)	$(0.16)	$0.24

(1)
The Company's quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 11, "Commitments and Contingencies". The amount of expense recorded for professional liability in each quarter of 2016 is set forth in the table above.

	Quarter
2015	First	Second	Third	Fourth

Patient revenues, net	$95,225,000	$96,288,000	$98,105,000	$97,977,000
Professional liability expense (1)	2,155,000	1,926,000	2,069,000	1,972,000
Income (loss) from continuing operations	5,000	807,000	669,000	1,271,000
Loss from discontinued operations	(263,000)	(299,000)	(238,000)	(328,000)
Net income (loss) attributable to Diversicare Healthcare Services, Inc. common shareholders	$(258,000)	$508,000	$431,000	$943,000

Basic net income (loss) per common share for Diversicare Healthcare Services, Inc. common shareholders:
Income from continuing operations	$—	$0.13	$0.11	$0.21
Loss from discontinued operations	(0.04)	(0.05)	(0.04)	(0.05)
Net income (loss) per common share for Diversicare Healthcare Services, Inc. common shareholders	$(0.04)	$0.08	$0.07	$0.16

Diluted net income (loss) per common share for Diversicare Healthcare Services, Inc. common shareholders:
Income from continuing operations	$—	$0.13	$0.11	$0.20
Loss from discontinued operations	(0.04)	(0.05)	(0.04)	(0.05)
Net income (loss) per common share for Diversicare Healthcare Services, Inc. common shareholders	$(0.04)	$0.08	$0.07	$0.15

(1)
The Company's quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 11, "Commitments and Contingencies". The amount of expense recorded for professional liability in each quarter of 2015 is set forth in the table above.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
OF CONTINUING OPERATIONS
(in thousands)

Column A	Column B	Column C			Column D	Column E
		Additions			Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Other	(Write-offs) net of Recoveries	Balance at End of Period
Year ended December 31, 2016: Allowance for doubtful accounts	$8,180	$7,163	$—	$—	$(5,017)	$10,326
Year ended December 31, 2015: Allowance for doubtful accounts	$6,044	$7,507	$—	$—	$(5,371)	$8,180
Year ended December 31, 2014: Allowance for doubtful accounts	$3,879	$5,710	$—	$—	$(3,545)	$6,044

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C			Column D	Column E
			Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (2)	Other	Payments (1)	Balance at End of Period
Year ended December 31, 2016:
Professional Liability Reserve	$21,618	$6,423	$—	$114	$(8,178)	$19,977
Workers Compensation Reserve	$227	$372	$—	$—	$(428)	$171
Health Insurance Reserve	$686	$8,896	$—	$(137)	$(8,426)	$1,019
Year ended December 31, 2015:
Professional Liability Reserve	$25,163	$5,213	$1,010	$—	$(9,768)	$21,618
Workers Compensation Reserve	$250	$364	$—	$—	$(387)	$227
Health Insurance Reserve	$687	$6,294	$—	$—	$(6,295)	$686
Year ended December 31, 2014:
Professional Liability Reserve	$27,067	$5,930	$2,440	$—	$(10,274)	$25,163
Workers Compensation Reserve	$176	$372	$—	$18	$(316)	$250
Health Insurance Reserve	$843	$6,748	$237	$—	$(7,141)	$687

(1)	Payments for the Professional Liability Reserve include amounts paid for claims settled during the period as well as payments made under structured arrangements for claims settled in earlier periods.

(2)
As discussed in Note 3, "Discontinued Operations" of the Consolidated Financial Statements, the Company has presented the results of certain divestiture and lease termination transactions as discontinued operations. The amounts charged to Other Accounts represent the amounts charged to discontinued operations.

ITEM 16. FORM 10-K SUMMARY
None.

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

10.49
Second Amended and Restated Term Loan and Security Agreement dated February 26, 2016 (incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2016).

10.50
Third Amended and Restated Revolving Loan and Security Agreement dated February 26, 2016 (incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2016).

10.51
Amendment to Diversicare Healthcare Services, Inc. 2008 Employee Stock Purchase Plan for Key Personnel (incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

10.52
First Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated August 3, 2016 (incorporated by reference to exhibit 10.12 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

10.53
First Amendment to Second Amended and Restated Term Loan and Security Agreement dated August 3, 2016 (incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

10.54
Second Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated October 3, 2016 (incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2016).

10.55	Third Amendment to the Third Amended and Restated Revolving Loan and Security Agreement dated December 29, 2016.

10.56		Golden Living Master Lease Agreement dated October 1, 2016.

**10.57		Amended and Restated Golden Living Master Lease Agreement dated November 1, 2016.

21		Subsidiaries of the Registrant.

23.1		Consent of BDO USA, LLP.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

	*	Indicates management contract or compensatory plan or arrangement.
	**	Confidential treatment has been requested for portions of this exhibit