Form 10-Q
period 2017-03-31
Diversicare Healthcare Services, Inc.
filed 2017-05-04
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2017
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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐(do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐
       If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,458,836
(Outstanding shares of the issuer’s common stock as of May 1, 2017)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,931	$4,263
Receivables, less allowance for doubtful accounts of $10,824 and $10,326, respectively	66,916	62,152
Other receivables	1,149	1,193
Prepaid expenses and other current assets	3,115	3,623
Income tax refundable	—	431
Current assets of discontinued operations	28	28
Total current assets	75,139	71,690
PROPERTY AND EQUIPMENT, at cost	131,038	128,822
Less accumulated depreciation and amortization	(71,389)	(69,022)
Property and equipment, net	59,649	59,800
OTHER ASSETS:
Deferred income taxes	20,785	21,185
Deferred lease and other costs, net	180	193
Other noncurrent assets	3,588	3,108
Acquired leasehold interest, net	6,979	7,075
Total other assets	31,532	31,561
	$166,320	$163,051
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	March 31, 2017	December 31, 2016
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations	$7,715	$7,715
Trade accounts payable	13,913	12,972
Current liabilities of discontinued operations	430	427
Income tax payable	61	—
Accrued expenses:
Payroll and employee benefits	18,538	20,108
Self-insurance reserves, current portion	10,157	9,401
Provider taxes	2,535	3,114
Other current liabilities	3,863	4,432
Total current liabilities	57,212	58,169
NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion and deferred financing costs, net	75,648	72,145
Self-insurance reserves, noncurrent portion	11,685	11,766
Other noncurrent liabilities	9,133	9,551
Total noncurrent liabilities	96,466	93,462
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, authorized 20,000,000 shares, $.01 par value, 6,691,000 and 6,592,000 shares issued, and 6,459,000 and 6,361,000 shares outstanding, respectively	67	66
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	22,044	21,935
Accumulated deficit	(7,301)	(8,276)
Accumulated other comprehensive loss	332	195
Total shareholders’ equity	12,642	11,420
	$166,320	$163,051
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2017	2016
PATIENT REVENUES, net	$141,500	$97,945
EXPENSES:
Operating	110,667	78,618
Lease and rent expense	13,743	7,252
Professional liability	2,670	2,066
General and administrative	8,973	6,734
Depreciation and amortization	2,487	2,003
Total expenses	138,540	96,673
OPERATING INCOME	2,960	1,272
OTHER INCOME (EXPENSE):
Equity in net income of unconsolidated affiliate	—	33
Gain on sale of investment in unconsolidated affiliate	733	—
Interest expense, net	(1,483)	(1,070)
Debt retirement costs	—	(351)
Total other expense	(750)	(1,388)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,210	(116)
BENEFIT (PROVISION) FOR INCOME TAXES	(862)	42
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,348	(74)
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit (expense) of ($9) and $21, respectively	(15)	(37)
NET INCOME (LOSS)	$1,333	$(111)
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.22	$(0.01)
Discontinued operations	—	(0.01)
	$0.22	$(0.02)
Per common share – diluted
Continuing operations	$0.21	$(0.01)
Discontinued operations	—	(0.01)
	$0.21	$(0.02)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,233	6,160
Diluted	6,440	6,160

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands and unaudited)

	Three Months Ended March 31,
	2017	2016
NET INCOME (LOSS)	$1,333	$(111)
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	254	311
Less: reclassification adjustment for amounts recognized in net income	(117)	(144)
Total other comprehensive income	137	167
COMPREHENSIVE INCOME	$1,470	$56

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Three Months Ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,333	$(111)
Discontinued operations	(15)	(37)
Income (loss) from continuing operations	1,348	(74)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	2,487	2,003
Provision for doubtful accounts	1,970	1,640
Deferred income tax provision (benefit)	354	(35)
Provision for self-insured professional liability, net of cash payments	(83)	1,013
Stock-based compensation	241	252
Equity in net income of unconsolidated affiliate, net of investment	—	(33)
Gain on sale of unconsolidated affiliate	(733)	—
Debt retirement costs	—	351
Deferred bonus	500	—
Other	32	(254)
Changes in assets and liabilities affecting operating activities:
Receivables, net	(6,518)	2,085
Prepaid expenses and other assets	1,081	(275)
Trade accounts payable and accrued expenses	(1,468)	(1,438)
Net cash provided by (used in) continuing operations	(789)	5,235
Discontinued operations	(67)	(1,862)
Net cash provided by (used in) operating activities	(856)	3,373
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,237)	(8,492)
Change in restricted cash	—	1,658
Net cash used in continuing operations	(2,237)	(6,834)
Discontinued operations	—	—
Net cash used in investing activities	(2,237)	(6,834)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(9,193)	(57,885)
Proceeds from issuance of debt	12,567	62,566
Financing costs	(10)	(1,833)
Issuance and redemption of employee equity awards	(94)	(95)
Payment of common stock dividends	(346)	(342)
Payment for preferred stock restructuring	(163)	(158)
Net cash provided by financing activities	2,761	2,253
Discontinued operations	—	—
Net cash provided by financing activities	$2,761	$2,253
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Three Months Ended March 31,
	2017	2016
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(332)	$(1,208)
CASH AND CASH EQUIVALENTS, beginning of period	4,263	4,585
CASH AND CASH EQUIVALENTS, end of period	$3,931	$3,377
SUPPLEMENTAL INFORMATION:
Cash payments of interest	$1,231	$919
Cash payments of income taxes	$6	$229
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017 AND 2016

1.	BUSINESS
Diversicare Healthcare Services, Inc. (together with its subsidiaries, “Diversicare” or the “Company”) provides long-term care services to nursing center patients in ten states, primarily in the Southeast, Midwest, and Southwest. The Company’s centers provide a range of health care services to their patients and residents that include nursing, personal care, and social services. Additionally, the Company’s nursing centers also offer a variety of comprehensive rehabilitation services, as well as nutritional support services. The Company's continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Mississippi, Missouri, Ohio, Tennessee, and Texas.
As of March 31, 2017, the Company’s continuing operations consist of 76 nursing centers with 8,453 licensed nursing beds. The Company owns 17 and leases 59 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted and residential living beds.

2.	CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements include the operations and accounts of Diversicare Healthcare Services and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company had one equity method investee, which was sold during the fourth quarter of 2016. The Company's share of the profits and losses from this investment are reported as equity in earnings of investment in an unconsolidated affiliate and the proceeds received from the sale are reported under the heading "Gain on sale of investment in unconsolidated affiliate" in the accompanying interim consolidated statement of operations. The sale resulted in a $1,366,000 gain in the fourth quarter of 2016. Subsequently, we recognized an additional gain of $733,000 for the three-month period ended March 31, 2017, related to the liquidation of remaining assets affiliated with the partnership.
The interim consolidated financial statements for the three month periods ended March 31, 2017 and 2016, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2017, and the results of operations for the three month periods ended March 31, 2017 and 2016, and cash flows for the three month periods ended March 31, 2017 and 2016. The Company’s balance sheet information at December 31, 2016, was derived from its audited consolidated financial statements as of December 31, 2016.
The results of operations for the periods ended March 31, 2017 and 2016 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

3.	RECENT ACCOUNTING GUIDANCE
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  In March 2016, the FASB issued an update to ASU No. 2014-09 in the form of ASU No. 2016-08, which amended the principal-versus-agent implementation guidance and illustrations in the new revenue guidance. The update clarifies that an entity should evaluate whether it is the principal or the agent for each specified good or service promised in a contract with a customer. In April 2016, the FASB issued another update to the new revenue standard in the form of ASU No. 2016-10, which amends the guidance on identifying performance obligations and the implementation guidance on licensing. In May 2016, ASU No. 2016-12 was issued, which amends the new revenue recognition guidance on transition, collectability, noncash consideration and the presentation of taxes. The new revenue standard (including updates) will be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The Company will adopt the requirements of this standard effective January 1, 2018. We are in the early stages of evaluating the expected adoption method of ASU No. 2014-09, and we are analyzing whether enhancements are needed to our business and accounting systems.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on the Company's balance sheets. The Company adopted ASU No. 2015-17 as of January 1, 2017, and the new standard was applied on a retrospective basis. The adoption of this guidance resulted in a $7,644,000 reclassification between current deferred income taxes and non-current deferred income taxes.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for shared-based payment transactions, including the income tax consequences and classification on the statement of cash flows. We adopted this standard as of January 1, 2017. The adoption did not have a material impact on our financial position, results of operations or cash flows.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the Statement of Cash Flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as Restricted Cash. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for periods beginning after December 15, 2017. The Company plans to adopt this standard on January 1, 2018, and is currently evaluating the impact this standard will have on our consolidated financial statements.

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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original principal balance of $72,500,000 with a five-year maturity through February 26, 2021, and a $27,500,000 Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30,000,000. As of March 31, 2017, the interest rate related to the Amended Mortgage Loan was 5.0%. The Amended Mortgage Loan balance was $63,679,000 as of March 31, 2017, consisting of $58,390,000 on the term loan facility and $5,289,000 on the acquisition loan facility. The Amended Mortgage Loan is secured by seventeen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
Effective October 3, 2016, the Company entered into the Second Amendment to the Third Amended and Restated Revolver ("Second Amendment"). The Second Amendment increased the Amended Revolver capacity from the $27,500,000 in the Amended Revolver to $52,250,000; provided that the maximum revolving facility be reduced to $42,250,000 on August 1, 2017.
On December 29, 2016, the Company executed a Third Amendment to the Third Amended and Restated Revolver ("Third Amendment"). The Third Amendment modifies the terms of the Amended Mortgage Loan Agreement by increasing the Company’s letter of credit sublimit from $10,000,000 to $15,000,000.
As of March 31, 2017, the Company had $20,000,000 borrowings outstanding under the Amended Revolver compared to $15,000,000 outstanding as of December 31, 2016. The outstanding borrowings on the revolver were used primarily to compensate for accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with Centers for Medicare & Medicaid Services (“CMS”). Annual fees for letters of credit issued under the Amended Revolver are 3.00% of the amount outstanding. The Company has twelve letters of credit with a total value of $12,352,000 outstanding as of March 31, 2017. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $46,308,000, the balance available for borrowing under the Amended Revolver was $9,456,000 at March 31, 2017.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. The Company is in compliance with all such covenants at March 31, 2017.
Interest Rate Swap Transaction
As part of the debt agreements entered into in April 2013, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the February 26, 2016 amendment to the Credit Agreement, the Company amended the terms of its interest rate swap. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and has an amortizing notional amount that was $29,125,000 as of March 31, 2017. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amount.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at March 31, 2017, the Company determined that the interest rate swap was highly effective. The interest rate swap valuation model indicated a net liability of $8,000 at March 31, 2017. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The liability related to the change in the interest rate swap included in accumulated other comprehensive loss at March 31, 2017 is $5,000, net of the income tax benefit of $3,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

5.	COMMITMENTS AND CONTINGENCIES
Professional Liability and Other Liability Insurance
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), to replace some of the expiring commercial policies. SHC covers losses up to specified limits per occurrence. All of the Company's nursing centers in Florida, and Tennessee are now covered under the captive insurance policies along with most of the nursing centers in Alabama, Kentucky, and Texas. The SHC policy provides coverage limits of either $500,000 or $1,000,000 per medical incident with a sublimit per center of $1,000,000 and total annual aggregate policy limits of $5,000,000. The remaining nursing centers are covered by one of seven claims made professional liability insurance policies purchased from entities unaffiliated with the Company. These policies provide coverage limits of $1,000,000 per claim and have sublimits of $3,000,000 per center, with varying self-insured retention levels per claim and varying aggregate policy limits.

Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $19,839,000 as of March 31, 2017. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
As of March 31, 2017, the Company is engaged in 68 professional liability lawsuits. Ten lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $2,071,000 and $613,000 for the three months ended March 31, 2017 and 2016, respectively.
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
In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two facilities that were the subject of the original CID. In connection with this matter, between July 2013 and early February 2016, the Company has received three civil investigative demands (a form of subpoena) for documents and information relating to our practices and policies for rehabilitation, and other services, our preadmission evaluation forms ("PAEs") required by TennCare and our Pre-Admission Screening and Resident Reviews ("PASRRs"). The DOJ has also issued CID's for testimony from current and former employees of the Company. The DOJ’s civil investigation of the Company's practices and policies for rehabilitation now covers all of the Company’s centers, but thus far only documents from six of our centers have been requested.
In June 2016, the Company received an authorized investigative demand (a form of subpoena) for documents in connection with a criminal investigation by the DOJ related to our practices with respect to PAEs and PASRRs. The Company has responded to this subpoena and the CID's and continues to provide additional information as requested. The Company cannot predict the outcome of these investigations or the related lawsuits, and the outcome could have a materially adverse effect on the Company, including the imposition of treble damages, criminal charges, fines, penalties and/or a corporate integrity agreement. The Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.

Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2007 until June 30, 2008, the Company is completely self-insured for workers' compensation exposure. From July 1, 2008 through March 31, 2017, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $515,000 at March 31, 2017. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,138,000 as of March 31, 2017. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of March 31, 2017, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,488,000 at March 31, 2017. The differences between actual settlements and reserves are included in expense in the period finalized.

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
In April 2010, the Compensation Committee of the Board of Directors adopted the 2010 Long-Term Incentive Plan (“2010 Plan”), followed by approval by the Company's shareholders in June 2010. The 2010 Plan allows the Company to issue stock appreciation rights, stock options and other share and cash based awards. Under the 2010 Plan, 380,000 shares of the Company's common stock have been reserved for issuance upon exercise of equity awards granted. In April 2017, the Board amended the 2010 Plan, subject to shareholder approval, to increase the shares under the plan to 680,000 and to extend the 2010 Plan to May 31, 2027.

Equity Grants and Valuations
During the three months ended March 31, 2017 and 2016, the Compensation Committee of the Board of Directors approved grants totaling approximately 88,000 and 83,000 shares of restricted common stock to certain employees and members of the Board of Directors, respectively. The fair value of restricted shares are determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest 33% on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed. Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2016	231,000	$6.97
Granted	—	—
Exercised	—	—
Expired or cancelled	(16,000)	11.59
Outstanding, March 31, 2017	215,000	$6.64

Exercisable, March 31, 2017	210,000	$6.56

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2016	153,000	$9.47
Granted	88,000	9.98
Dividend Equivalents	1,000	10.48
Vested	(74,000)	9.03
Cancelled	—	—
Outstanding, March 31, 2017	168,000	$9.94
Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2016	54,000	$11.10
Granted	26,000	9.98
Dividend Equivalents	1,000	10.48
Vested	(37,000)	12.11
Cancelled	—	—
Outstanding, March 31, 2017	44,000	$9.58

Prior to 2016, the Compensation Committee of the Board of Directors also approved grants of Stock Only Stock Appreciation Rights (“SOSARs”) and Stock Options at the market price of the Company's common stock on the grant date. The SOSARs and Options vest 33% on the first, second and third anniversaries of the grant date, and expire 10 years from the grant date. The SOSARs and Options were valued and recorded in the same manner, and will be settled with issuance of new stock for the difference between the market price on the date of exercise and the exercise price. The Company estimated the total recognized and unrecognized compensation related to SOSARs and stock options using the Black-Scholes-Merton equity grant valuation model.

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

While no SOSARs or Options were granted during 2017 and 2016, previously granted SOSARs and Options remain outstanding as of March 31, 2017. The following table summarizes information regarding stock options and SOSAR grants outstanding as of March 31, 2017:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$10.21 to $10.88	$10.64	46,000	$4,000	41,000	$3,000
$2.37 to $6.21	$5.55	169,000	$833,000	169,000	$833,000
		215,000		210,000
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $241,000 and $252,000 in the three month periods ended March 31, 2017 and 2016, respectively.

7.	EARNINGS (LOSS) PER COMMON SHARE
Information with respect to basic and diluted net income (loss) per common share is presented below in thousands, except per share:

	Three Months Ended March 31,
	2017	2016
Net income (loss)
Income (loss) from continuing operations	$1,348	$(74)
Loss from discontinued operations, net of income taxes	(15)	(37)
Net income (loss)	$1,333	$(111)

	Three Months Ended March 31,
	2017	2016
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$0.22	$(0.01)
Loss from discontinued operations	—	(0.01)
Net income (loss) per common share – basic	$0.22	$(0.02)
Per common share – diluted
Income (loss) from continuing operations	$0.21	$(0.01)
Loss from discontinued operations	—	(0.01)
Net income (loss) per common share – diluted	$0.21	$(0.02)
Weighted Average Common Shares Outstanding:
Basic	6,233	6,160
Diluted	6,440	6,160

The effects of 46,000 and 62,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the three months ended March 31, 2017 and 2016, respectively, because these securities would have been anti-dilutive.

8. EQUITY METHOD INVESTMENT
The Company had one equity method investee, which was sold during the fourth quarter of 2016. The Company's share of the net profits and losses of the unconsolidated affiliate are reported as equity in net earnings or losses of unconsolidated affiliate in our statement of operations. For the three-month period ended March 31, 2017, the equity in the net income of an unconsolidated affiliate was zero compared to $33,000 for the three-month period ended March 31, 2016. The proceeds received from the sale are considered in the calculation of the gain on sale of investment in unconsolidated affiliate in our statement of operations. For the three-month period ended March 31, 2017, the gain on the sale of investment in unconsolidated affiliate was $733,000, related to the liquidation of remaining assets affiliated with the partnership.

9.	BUSINESS DEVELOPMENTS AND OTHER SIGNIFICANT TRANSACTIONS
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
On November, 1 2016, the Company amended and restated the Lease ("Amended Lease") with the Lessor to directly lease an additional twelve centers located in Alabama from the Lessor, which include: (i) a 87-bed skilled nursing center known as Golden Living Center - Arab; (ii) a 180-bed skilled nursing center known as Golden Living Center - Meadowood; (iii) a 132-bed skilled nursing center known as Golden Living Center - Riverchase; (iv) a 100-bed skilled nursing center known as Golden Living Center - Boaz; (v) a 154-bed skilled nursing center known as Golden Living Center - Foley; (vi) a 50-bed skilled nursing center known as Golden Living Center - Hueytown; (vii) a 85-bed skilled nursing center known as Golden Living Center - Lanett; (viii) a 138-bed skilled nursing center known as Golden Living Center - Montgomery; (ix) a 120-bed skilled nursing center known as Golden Living Center - Oneonta; (x) a 173-bed skilled nursing center known as Golden Living Center - Oxford; (xi) a 94-bed skilled nursing center known as Golden Living Center - Pell City; (xii) a 123-bed skilled nursing center known as Golden Living Center - Winfield. The Amended Lease is triple net and has an initial term of ten years with two separate five years options to extend the term. Base rent for the amended lease is $24,675,000 for the first year and escalates 2% annually thereafter.

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
2016 Sale of Investment in Unconsolidated Affiliate
On October 28, 2016, the Company and its partners entered into an asset purchase agreement to sell the pharmacy joint venture. The sale resulted in a $1,366,000 gain in the fourth quarter of 2016. Subsequently, we recognized an additional gain of $733,000 for the three-month period ended March 31, 2017, related to the final liquidation of remaining net assets affiliated with the partnership.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Diversicare Healthcare Services, Inc. (together with its subsidiaries, “Diversicare” or the “Company”) provides long-term care services to nursing center patients in ten states, primarily in the Southeast, Midwest, and Southwest. The Company’s centers provide a range of health care services to their patients and residents that include nursing, personal care, and social services. Additionally, the Company’s nursing centers also offer a variety of comprehensive rehabilitation services, as well as nutritional support services. The Company's continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Mississippi, Missouri, Ohio, Tennessee, and Texas.
As of March 31, 2017, the Company’s continuing operations consist of 76 nursing centers with 8,453 licensed nursing beds. The Company owns 17 and leases 59 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted living and residential beds.
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
Improving skilled mix and average Medicare rate:
Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the periods ending March 31, 2017 and 2016 was 15.7% and16.3%, respectively. The graph below illustrates our success with increasing our average Medicare rate per day:

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
On October 1, 2016 and November 1, 2016, we assumed the operations of ten centers in Mississippi and 12 centers in Alabama, respectively, which is further discussed in Note 9 to the interim consolidated financial statements. The completion of this acquisition brings the Company's operations to 76 nursing centers with 8,453 skilled nursings beds. These acquired facilities are expected to contribute in excess of $185 million in annual revenues.
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

Critical Accounting Policies and Judgments
A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments often involving estimates of the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income or loss to vary significantly from period to period. Our critical accounting policies are more fully described in our 2016 Annual Report on Form 10-K.
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2017		2016
Medicaid	$72,873	51.5%	$47,206	48.2%
Medicare	38,011	26.9	28,021	28.6
Managed Care	10,806	7.6	7,401	7.6
Private Pay and other	19,810	14.0	15,317	15.6
Total	$141,500	100.0%	$97,945	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended March 31,
	2017		2016
Medicaid	4,649	68.7%	3,087	66.5%
Medicare	792	11.7	574	12.4
Managed Care	273	4.0	180	3.9
Private Pay and other	1,056	15.6	804	17.2
Total	6,770	100.0%	4,645	100.0%
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
We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in 2016 and 2015, along with increased Medicaid acuity in our acuity based states, were the primary contributor to our 3.8% increase in average rate per day for Medicaid patients in 2017 compared to 2016. Based on the rate changes received during the third quarter of 2016, we expect a favorable impact to our rate per day for Medicaid patients in 2017 due to modest rate increases in many of the states within which we operate.
Several states in which we operate face budget shortfalls, which could result in reductions in Medicaid funding for nursing centers. Pressures on state budgets are expected to continue in the future. Certain of the states in which we operate are actively seeking ways to reduce Medicaid spending for nursing center care by such methods as capitated payments and substantial reductions in reimbursement rates. Some states are promoting alternatives such as community and home-based services. We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the three months ended March 31, 2017, we derived 26.9% and 51.5% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively.  Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our financial position and profitability.

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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of March 31, 2017, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$100,135	$12,422	$31,641	$56,072	$—
Settlement obligations (2)	1,779	1,779	—	—	—
Elimination of Preferred Stock Conversion feature (3)	1,030	687	343	—	—
Operating leases (4)	1,117,318	57,237	117,431	121,522	821,128
Required capital expenditures under operating leases (5)	11,522	1,262	2,515	2,511	5,234
Total	$1,231,784	$73,387	$151,930	$180,105	$826,362

(1)
Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations. Our long-term debt obligations increased $4.9 million between December 31, 2016 and March 31, 2017, which is related to assumption of operation for the Golden Living centers. See Note 4, "Long-Term Debt and Interest Rate Swap," to the interim consolidated financial statements included in this report for additional information.

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

(4)
Represents lease payments under our operating lease agreements. Assumes all renewal periods are enacted. Our operating lease obligations decreased $14.5 million between December 31, 2016 and March 31, 2017.

(5)	Includes annual expenditure requirements under operating leases.Our required capital expenditures decreased $1.7 million between December 31, 2016 and March 31, 2017.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1,843,000 as of March 31, 2017. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on March 31, 2017, the potential contingent liability for the repurchase of the equity grants is $469,000.

Results of Operations
The following tables present the unaudited interim statements of operations and related data for the three month periods ended March 31, 2017 and 2016:

(in thousands)	Three Months Ended March 31,
	2017		2016	Change	%
PATIENT REVENUES, net	$141,500		$97,945	$43,555	44.5%
EXPENSES:
Operating	110,667		78,618	32,049	40.8%
Lease and rent expense	13,743		7,252	6,491	89.5%
Professional liability	2,670		2,066	604	29.2%
General and administrative	8,973		6,734	2,239	33.2%
Depreciation and amortization	2,487		2,003	484	24.2%
Total expenses	138,540		96,673	41,867	43.3%
OPERATING INCOME	2,960		1,272	1,688	132.7%
OTHER INCOME (EXPENSE):
Equity in net income of unconsolidated affiliate	—		33	(33)	(100.0)%
Gain on sale of investment in unconsolidated affiliate	733	0.005180212014	—	733	100.0%
Interest expense, net	(1,483)		(1,070)	(413)	(38.6)%
Debt retirement costs	—		(351)	351	(100.0)%
	(750)		(1,388)	638	46.0%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,210		(116)	2,326	(2,005.2)%
BENEFIT (PROVISION) FOR INCOME TAXES	(862)		42	(904)	2,152.4%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$1,348		$(74)	$1,422	(1,921.6)%

Percentage of Net Revenues	Three Months Ended March 31,
	2017		2016
PATIENT REVENUES, net	100.0%		100.0%
EXPENSES:
Operating	78.2		80.3
Lease and rent expense	9.7		7.4
Professional liability	1.9		2.1
General and administrative	6.3		6.9
Depreciation and amortization	1.8		2.0
Total expenses	97.9		98.7
OPERATING INCOME	2.1		1.3
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	—		—
Gain on sale of investment in unconsolidated affiliate	0.5	—	—
Interest expense, net	(1.0)		(1.1)
Debt retirement costs	—		(0.4)
	(0.5)		(1.5)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1.6		(0.2)
BENEFIT (PROVISION) FOR INCOME TAXES	(0.6)		—
INCOME (LOSS) FROM CONTINUING OPERATIONS	1.0%		(0.2)%

Three Months Ended March 31, 2017 Compared With Three Months Ended March 31, 2016
Patient Revenues
Patient revenues were $141.5 million and $97.9 million for the three months ended March 31, 2017 and 2016, respectively, an increase of $43.6 million. The following table summarizes the revenue fluctuations attributable to our portfolio growth (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Same-store revenue	$95,821	$97,945	$(2,124)
2016 acquisition revenue	45,679	—	45,679
Total revenue	$141,500	$97,945	$43,555
The overall increase in revenues of $43.6 million is primarily attributable to revenue contributions from the acquisition of the Golden Living operations in Alabama and Mississippi during the fourth quarter of 2016 of $45.7 million. The increase from the acquisition activity was partially offset by a decrease in same-store revenue of $2.1 million which is explained in more detail below.
For same-store centers, the first quarter of 2017 experienced one less day of operations compared to the first quarter of 2016, resulting in a decrease in revenue of $1.0 million or 1.1%.
On a same-store basis, our Medicare and Private Pay average daily census for the first quarter of 2017 decreased compared to the first quarter of 2016, resulting in decreases in revenue of $1.9 million and $0.4 million, respectively, or 8.0% and 3.9%, respectively. The average Medicare and Medicaid rate per patient day for same-store centers in first quarter of 2017 increased $0.7 million and $0.5 million, respectively, or 2.8% and 1.0%, respectively.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended March 31,
	2017	2016
Skilled nursing occupancy	80.1%	76.7%
As a percent of total census:
Medicare census	11.7%	12.4%
Medicaid census	68.7%	66.5%
Managed Care census	4.0%	3.9%
As a percent of total revenues:
Medicare revenues	26.9%	28.6%
Medicaid revenues	51.5%	48.2%
Managed Care revenues	7.6%	7.6%
Average rate per day:
Medicare	$451.26	$453.51
Medicaid	$173.75	$167.34
Managed Care	$381.54	$394.92

Operating Expense
Operating expense increased in the first quarter of 2017 to $110.7 million as compared to $78.6 million in the first quarter of 2016. Operating expense decreased as a percentage of revenue at 78.2% for the first quarter of 2017 as compared to 80.3% for the first quarter of 2016. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Three Months Ended March 31,
	2017	2016	Change
Same-store operating expense	$75,383	$78,618	$(3,235)
2016 acquisition expense	35,284	—	35,284
Total expense	$110,667	$78,618	$32,049
The overall increase in operating expense of $32.1 million is primarily attributable the acquisition of the Golden Living operations in Alabama and Mississippi during the fourth quarter of 2016 of $35.3 million.
On a same-store center basis, operating expenses decreased by $3.2 million, which is primarily attributable to a provider tax refund of $2.2 million from the state of Kentucky. Additionally, our bad debt expense and nursing and ancillary costs decreased by $0.6 million and $0.4 million, respectively, in first quarter of 2017 compared to the first quarter of 2016.
One of the largest components of operating expenses is wages, which increased to $65.0 million during the first quarter of 2017 as compared to $45.1 million in the first quarter of 2016, which consistent with above is due to acquisition activity.
Lease Expense
Lease expense increased in the first quarter of 2017 to $13.7 million as compared to $7.3 million in the first quarter of 2016. The increase in lease expense was primarily attributable to the 22 newly leased centers in Alabama and Mississippi, which occurred during the fourth quarter of 2016.
Professional Liability
Professional liability expense was $2.7 million and $2.1 million in the first quarters of 2017 and 2016, respectively. Our cash expenditures for professional liability costs of continuing operations were $2.1 million and $0.6 million for the first quarters of 2017 and 2016, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $9.0 million in the first quarter of 2017 as compared to $6.7 million in the first quarter of 2016, an increase of $2.3 million, but conversely a decrease as a percentage of revenue from 6.9% in 2016 to 6.3% in 2017. The increase in general and administrative expense is primarily attributable to an increase in wages, travel and consulting fees by $1.7 million, $0.1 million and $0.2 million, respectively, which is due to the acquisition of 22 new centers during the fourth quarter of 2016.
Depreciation and Amortization
Depreciation and amortization expense was approximately $2.5 million in the first quarter of 2017 as compared to $2.0 million in 2016. The increase in depreciation expense relates to fixed assets at the newly leased centers.
Gain on sale of investment in unconsolidated affiliate
Gain on the sale of investment in unconsolidated affiliate was $0.7 million for the three months ended March 31, 2017. The Company and its partners entered into an asset purchase agreement to sell the pharmacy joint venture in the fourth quarter of 2016. A gain of $1.4 million was recognized for the period ended December 31, 2016. The additional gain recognized in the first quarter of 2017 is related to the final liquidation of remaining net assets affiliated with the partnership.
Interest Expense, Net
Interest expense was $1.5 million in the first quarter of 2017 and $1.1 million in the first quarter of 2016, an increase of $0.4 million. The increase was primarily attributable to higher debt balances in 2017 as a result of the change in ownership processes for the newly leased Alabama and Mississippi centers.

Income (loss) from Continuing Operations before Income Taxes; Income (loss) from Continuing Operations per Common Share
As a result of the above, continuing operations reported income of $2.2 million before income taxes for the first quarter of 2017 as compared to a loss of $0.1 million for the first quarter of 2016. The provision for income taxes was $0.9 million for the first quarter of 2017, and was inconsequential for the first quarter of 2016. The basic and diluted income per common share from continuing operations was $0.22 and $0.21, respectively, for the first quarter of 2017 as compared to both basic and diluted loss per common share from continuing operations of $0.01 in the first quarter of 2016.
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
Net cash used in operating activities of continuing operations totaled $0.8 million in the three months ended March 31, 2017, compared to net cash provided by operating activities of continuing operations of $5.2 million in the same period of 2016. One primary driver of the decline in cash provided by operating activities from continuing operations is the acquisition activity that occurred during the fourth quarter of 2016. The Company is required to complete a Change in Ownership ("CHOW") process for each of the nursing centers for which we assumed operations which results in limited cash inflows from the operations at these centers during this initial process.
Our cash expenditures related to professional liability claims of continuing operations were $2.1 million and $0.6 million for three months ended March 31, 2017 and 2016, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $2.2 million and $6.8 million in 2017 and 2016, respectively. The fluctuation is primarily attributable to the asset purchases of Hutchinson and Clinton in February 2016.
Financing activities of continuing operations provided cash of $2.8 million in 2017 primarily due to draws on the Company's revolving credit facility. In 2016, financing activities of continuing operations provided cash of $2.3 million primarily due to the new debt associated with the Company's refinance in February 2016.

Dividends
On April 28, 2017, the Board of Directors declared a quarterly dividend of $0.055 per common share payable to shareholders of record as of June 30, 2017, to be paid on July 14, 2017. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.
Professional Liability
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), to replace some of the expiring commercial policies. SHC covers losses up to specified limits per occurrence. On a per claim basis, coverage for losses in excess of those covered by SHC is maintained through unaffiliated commercial reinsurance carriers. All of the Company's nursing centers in Florida and Tennessee are now covered under the captive insurance policies along with most of the nursing centers in Alabama, Kentucky, and Texas. The insurance coverage provided for these centers under the SHC policy include coverage limits of $0.5 million or $1.0 million per medical incident with a sublimit per center of $1.0 million and total annual aggregate policy limits of $5.0 million. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide coverage limits of $1.0 million per claim and have sublimits of $3.0 million per center, with varying aggregate policy limits and deductibles.

As of March 31, 2017, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $19.8 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of March 31, 2017, we had $85.5 million of outstanding long-term debt and capital lease obligations. The $85.5 million total includes $1.8 million in capital lease obligations and $20.0 million currently outstanding on the revolving credit facility. The balance of the long-term debt is comprised of $63.7 million owed on our mortgage loan, which includes $58.4 million on the term loan facility and $5.3 million on the acquisition loan facility.
On February 26, 2016, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") which modified the terms of the Original Mortgage Loan and the Original Revolver Agreements dated April 30, 2013. The Credit Agreement increases the Company's borrowing capacity to $100.0 million allocated between a $72.5 million Mortgage Loan ("Amended Mortgage Loan") and a $27.5 million Revolver ("Amended Revolver"). The Amended Mortgage Loan consists of a $60 million term loan facility and a $12.5 million acquisition loan facility. Loan acquisition costs associated with the Amended Mortgage Loan and the Amended Revolver were capitalized in the amount of $2.2 million and are being amortized over the five-year term of the agreements.
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72.5 million with a five-year maturity through February 26, 2021, and a $27.5 million Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30.0 million. As of March 31, 2017, the interest rate related to the Amended Mortgage Loan was 5.00%. The Amended Mortgage Loan is secured by seventeen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
Effective October 3, 2016, the Company entered into the Second Amendment to the Third Amended and Restated Revolver ("Second Amendment"). The Second Amendment increased the Amended Revolver capacity from the $27,500,000 in the original Amended Revolver to $52,250,000; provided that the maximum revolving facility be reduced to $42,250,000 on August 1, 2017. The Amended Mortgage Loan balance was $63.7 million as of March 31, 2017, consisting of $58.4 million on the term loan facility and $5.3 million on the acquisition loan facility.
On December 29, 2016, the Company executed a Third Amendment to the Third Amended and Restated Revolver ("Third Amendment"). The Third Amendment modifies the terms of the Loan Agreement by increasing the Company’s letter of credit sublimit from $10.0 million to $15.0 million.
As of March 31, 2017, the Company had $20.0 million borrowings outstanding under the Amended Revolver compared to $15.0 outstanding as of December 31, 2016. The outstanding borrowings on the revolver primarily compensate for accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under the Amended Revolver are 3.00% of the amount outstanding. The Company has twelve letters of credit with a total value of $12.4 million outstanding as of March 31, 2017. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of 46.3 million, the balance available for borrowing under the Amended Revolver was $9.5 million at March 31, 2017.
Our lending agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. We are in compliance with all such covenants at March 31, 2017.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at March 31, 2017
Minimum fixed charge coverage ratio	1.05:1.00	1.18:1.00
Minimum adjusted EBITDA	$10.0 million	$13.5 million
EBITDAR (mortgaged centers)	$10.0 million	$14.5 million
Current ratio (as defined in agreement)	1.00:1.00	1.43:1.00

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
Accounts receivable attributable to patient services of continuing operations totaled $77.8 million at March 31, 2017 compared to $72.5 million at December 31, 2016, representing approximately 45 days and 47 days revenue in accounts receivable, respectively. The decrease in accounts receivable is due to an increase in Medicaid collections from the centers undergoing the change in ownership process.
The allowance for bad debt was $10.8 million at March 31, 2017 as compared to $10.3 million at December 31, 2016. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Off-Balance Sheet Arrangements
We have twelve letters of credit outstanding with an aggregate value of approximately $12.4 million as of March 31, 2017. Eleven of these letters of credit serve as a security deposits for certain center leases, while one was issued in conjunction with the initial funding of our wholly-owned captive insurance company. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our interim consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. Forward-looking statements are predictive in nature and are frequently identified by the use of terms such as "may," "will," "should," "expect," "believe," "estimate," "intend," and similar words indicating possible future expectations, events or actions. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully integrate the operations of our new nursing centers in Alabama, Mississippi, Kansas and Kentucky, as well as successfully operate all of our centers, our ability to increase census at our centers, changes in governmental reimbursement, including the impact of the CMS final rule that has resulted in a reduction in Medicare reimbursement and our ability to mitigate the impact of the revenue reduction, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to extend or replace our current credit facility, our ability to comply with covenants contained in those credit agreements, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of state or Federal False Claims Acts, laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors, impacts associated with the implementation of our electronic medical records plan, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our centers, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this

“Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016, for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of March 31, 2017, we had outstanding borrowings of approximately $83.7 million, $54.4 million of which was subject to variable interest rates. In connection with our February 2016 financing agreement, we entered into an interest rate swap with an initial notional amount of $30.0 million to mitigate the floating interest rate risk of a portion of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.5 million annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2017. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of March 31, 2017, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.
The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to lawsuits alleging malpractice, negligence, violations of false claims acts, product liability, or related legal theories, many of which involve large claims and significant defense costs. Like many other companies engaged in the long-term care profession in the United States, we have numerous pending liability claims, disputes and legal actions for professional liability and other related issues. It is expected that we will continue to be subject to such suits as a result of the nature of our business. Further, as with all health care providers, we are periodically subject to regulatory actions seeking fines and penalties for alleged violations of health care laws and are potentially subject to the increased scrutiny of regulators for issues related to compliance with health care fraud and abuse laws and with respect to the quality of care provided to residents of our facilities. Like other health care providers, in the ordinary course of our business, we are also subject to claims made by employees and other disputes and litigation arising from the conduct of our business.
As of March 31, 2017, we are engaged in 68 professional liability lawsuits. Ten lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
In June 2016, the Company received an authorized investigative demand (a form of subpoena) for documents in connection with a criminal investigation by the DOJ related to our practices with respect to PAEs and PASRRs. The Company has responded to this subpoena and the CID's and continues to provide additional information as requested. The Company cannot predict the outcome of these investigations or the related lawsuits, and the outcome could have a materially adverse effect on the Company, including the imposition of treble damages, criminal charges, fines, penalties and/or a corporate integrity agreement. The Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
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

ITEM 1A. RISK FACTORS.
In addition to the other information contained in this Quarterly Report, the risks and uncertainties that we believe could materially affect our business, financial condition or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on March 2, 2017. Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS
The exhibits filed as part of this report on Form 10-Q are listed in the Exhibit Index immediately following the signature page.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversicare Healthcare Services, Inc.

May 4, 2017

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

3.8	Amendment to Certificate of Incorporation dated June 9, 2016 (incorporated by reference to Exhibit 3.8 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

3.9	Bylaw Second Amendment adopted April 14, 2016.

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement No. 33-76150 on Form S-1).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document