Form 10-Q
period 2017-06-30
Diversicare Healthcare Services, Inc.
filed 2017-08-03
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2017
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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
(Outstanding shares of the issuer’s common stock as of July 28, 2017)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,900	$4,263
Receivables, less allowance for doubtful accounts of $12,066 and $10,326, respectively	64,633	62,152
Other receivables	1,519	1,193
Prepaid expenses and other current assets	2,959	3,623
Deposit in escrow	8,673	—
Income tax refundable	490	431
Current assets of discontinued operations	42	28
Total current assets	82,216	71,690
PROPERTY AND EQUIPMENT, at cost	133,802	128,822
Less accumulated depreciation and amortization	(73,790)	(69,022)
Property and equipment, net	60,012	59,800
OTHER ASSETS:
Deferred income taxes, net	20,757	21,185
Deferred lease and other costs, net	167	193
Acquired leasehold interest, net	6,883	7,075
Other noncurrent assets	3,045	3,108
Total other assets	30,852	31,561
	$173,080	$163,051
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	June 30, 2017	December 31, 2016
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations	$10,373	$7,715
Trade accounts payable	10,859	12,972
Current liabilities of discontinued operations	440	427
Accrued expenses:
Payroll and employee benefits	18,857	20,108
Self-insurance reserves, current portion	10,196	9,401
Provider taxes	2,508	3,114
Other current liabilities	5,299	4,432
Total current liabilities	58,532	58,169
NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion and deferred financing costs, net	81,449	72,145
Self-insurance reserves, less current portion	11,417	11,766
Other noncurrent liabilities	8,789	9,551
Total noncurrent liabilities	101,655	93,462
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, authorized 20,000,000 shares, $.01 par value, 6,691,000 and 6,592,000 shares issued, and 6,459,000 and 6,361,000 shares outstanding, respectively	67	66
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	22,270	21,935
Accumulated deficit	(7,306)	(8,276)
Accumulated other comprehensive income	362	195
Total shareholders’ equity	12,893	11,420
	$173,080	$163,051
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2017	2016
PATIENT REVENUES, net	$142,550	$95,805
EXPENSES:
Operating	113,166	78,385
Lease and rent expense	13,763	6,854
Professional liability	2,724	1,934
General and administrative	8,221	6,881
Depreciation and amortization	2,620	2,060
Lease termination costs	—	2,008
Total expenses	140,494	98,122
OPERATING INCOME (LOSS)	2,056	(2,317)
OTHER INCOME (EXPENSE):
Equity in net income of unconsolidated affiliate	—	28
Interest expense, net	(1,541)	(1,158)
Total other expense	(1,541)	(1,130)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	515	(3,447)
BENEFIT (PROVISION) FOR INCOME TAXES	(134)	1,297
INCOME (LOSS) FROM CONTINUING OPERATIONS	381	(2,150)
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax expense of ($18) and $0, respectively	(28)	—
NET INCOME (LOSS)	$353	$(2,150)
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.06	$(0.35)
Discontinued operations	—	—
	$0.06	$(0.35)
Per common share – diluted
Continuing operations	$0.06	$(0.35)
Discontinued operations	—	—
	$0.06	$(0.35)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,294	6,211
Diluted	6,472	6,211

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended June 30,
	2017	2016
NET INCOME (LOSS)	$353	$(2,150)
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	146	181
Less: reclassification adjustment for amounts recognized in net income	(116)	(119)
Total other comprehensive income	30	62
COMPREHENSIVE INCOME (LOSS)	$383	$(2,088)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Six Months Ended June 30,
	2017	2016
PATIENT REVENUES, net	$284,050	$193,750
EXPENSES:
Operating	223,833	157,003
Lease and rent expense	27,506	14,106
Professional liability	5,394	4,000
General and administrative	17,194	13,615
Depreciation and amortization	5,107	4,063
Lease termination costs	—	2,008
Total expenses	279,034	194,795
OPERATING INCOME (LOSS)	5,016	(1,045)
OTHER INCOME (EXPENSE):
Equity in net income of unconsolidated affiliate	—	61
Gain on sale of investment in unconsolidated affiliate	733	—
Interest expense, net	(3,024)	(2,228)
Debt retirement costs	—	(351)
Total other expense	(2,291)	(2,518)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,725	(3,563)
BENEFIT (PROVISION) FOR INCOME TAXES	(996)	1,339
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,729	(2,224)
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit (expense) of ($27) and $21, respectively	(43)	(37)
NET INCOME (LOSS)	$1,686	$(2,261)
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.28	$(0.36)
Discontinued operations	(0.01)	(0.01)
	$0.27	$(0.37)
Per common share – diluted
Continuing operations	$0.27	$(0.36)
Discontinued operations	(0.01)	(0.01)
	$0.26	$(0.37)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.11	$0.11
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,263	6,185
Diluted	6,458	6,185

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Six Months Ended June 30,
	2017	2016
NET INCOME (LOSS)	$1,686	$(2,261)
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	400	492
Less: reclassification adjustment for amounts recognized in net income	(233)	(263)
Total other comprehensive income	167	229
COMPREHENSIVE INCOME (LOSS)	$1,853	$(2,032)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Six Months Ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,686	$(2,261)
Discontinued operations	(43)	(37)
Income (loss) from continuing operations	1,729	(2,224)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,107	4,063
Provision for doubtful accounts	4,187	3,661
Deferred income tax provision (benefit)	403	(1,689)
Provision for self-insured professional liability, net of cash payments	(309)	1,595
Stock-based compensation	504	486
Equity in net income of unconsolidated affiliate, net of investment	—	(61)
Gain on sale of unconsolidated affiliate	(733)	—
Debt retirement costs	—	351
Provision for leases in excess of cash payments	(304)	(1,093)
Lease termination costs, net of cash payments	—	1,958
Deferred bonus	600	—
Other	247	358
Changes in assets and liabilities affecting operating activities:
Receivables, net	(7,313)	(710)
Prepaid expenses and other assets	620	(384)
Trade accounts payable and accrued expenses	(2,647)	1,688
Net cash provided by continuing operations	2,091	7,999
Discontinued operations	(329)	(2,879)
Net cash provided by operating activities	1,762	5,120
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,121)	(10,055)
Deposit in escrow	(8,673)	—
Proceeds from sale of unconsolidated affiliate	1,100	—
Change in restricted cash	—	1,658
Net cash used in continuing operations	(12,694)	(8,397)
Discontinued operations	—	—
Net cash used in investing activities	(12,694)	(8,397)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(14,166)	(66,422)
Proceeds from issuance of debt	26,074	71,066
Financing costs	(226)	(1,795)
Issuance and redemption of employee equity awards	(94)	(96)
Payment of common stock dividends	(692)	(683)
Payment for preferred stock restructuring	(327)	(317)
Net cash provided by financing activities	10,569	1,753
Discontinued operations	—	—
Net cash provided by financing activities	$10,569	$1,753
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Six Months Ended June 30,
	2017	2016
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(363)	$(1,524)
CASH AND CASH EQUIVALENTS, beginning of period	4,263	4,585
CASH AND CASH EQUIVALENTS, end of period	$3,900	$3,061
SUPPLEMENTAL INFORMATION:
Cash payments of interest	$2,563	$1,904
Cash payments of income taxes	$625	$332
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Acquisition of equipment through capital lease	$7	$—
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017 AND 2016

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
As of June 30, 2017, the Company’s continuing operations consist of 76 nursing centers with 8,453 licensed nursing beds. The Company owns 17 and leases 59 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted and residential living beds.

2.	CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements include the operations and accounts of Diversicare Healthcare Services and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company had one equity method investee, which was sold during the fourth quarter of 2016. The Company's share of the profits and losses from this investment are reported as equity in earnings of investment in an unconsolidated affiliate and the proceeds received from the sale are reported under the heading "Gain on sale of investment in unconsolidated affiliate" in the accompanying interim consolidated statements of operations. The sale resulted in a $1,366,000 gain in the fourth quarter of 2016. Subsequently, we recognized an additional gain of $733,000 for the six-month period ended June 30, 2017, related to the liquidation of remaining assets affiliated with the partnership.
The interim consolidated financial statements for the six month periods ended June 30, 2017 and 2016, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2017, and the results of operations for the three and six month periods ended June 30, 2017 and 2016, and cash flows for the six month periods ended June 30, 2017 and 2016. The Company’s balance sheet information at December 31, 2016, was derived from its audited consolidated financial statements as of December 31, 2016.
The results of operations for the periods ended June 30, 2017 and 2016 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

3.	RECENT ACCOUNTING GUIDANCE
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. The ASU will be effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted only as of annual reporting periods beginning after December 15, 2016. The Company will adopt the requirements of this standard effective January 1, 2018. The new standard may be applied retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). The Company plans to elect to apply the modified retrospective approach upon adoption. Additionally, the new guidance requires enhanced disclosures, including revenue recognition policies to identify performance obligations and significant judgments in measurement and recognition. The Company is developing a plan for adoption and determining the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operation and cash flows. The Company is in the process of reviewing revenue sources and evaluating the patient account population to determine the appropriate distribution of patient accounts into portfolios with similar collection experience that, when evaluated for collectibility, will result in a materially consistent revenue amount for such portfolios as if each patient account was evaluated on a contract-by-contract basis. We expect to complete this process in 2017. The Company is also in the process of assessing the impact of the new standard on various reimbursement programs that represent variable consideration, including settlements with government payors, state Medicaid programs and bundled payment of care programs. Due to the many forms of calculation and reimbursement that these programs take that vary from state to state, the application of the new standard could have an impact on the revenue recognized for variable consideration. Industry guidance is continuing to develop, and any conclusions in the final industry guidance that is inconsistent with the Company's application could result in changes to the Company's expectations regarding the impact of the new standard on the Company's financial statements. Additionally, the adoption of the new standard will impact the presentation on the Company's statement of operations. After the adoption, the majority of what is currently classified as bad debt expense will be reflected as an implicit price concession as defined in the standard and therefore an adjustment to net patient revenues. The ASU will have a material impact on the amounts presented in certain categories on our consolidated statement of operations, but we do not expect it to have a material impact on our financial position, results of operations or cash flows.
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
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business, which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted in certain circumstances.  The Company is still evaluating the effect, if any, the standard will have on the

Company’s consolidated financial condition and results of operations.  The Company does not expect the adoption of this standard to have a material impact on its consolidated financial condition and results of operations.
In May 2017, the FASB issued ASU No. 2017-09, Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting. The amended standard specifies the modification accounting applicable to any entity which changes the terms or conditions of a share-based payment award. The new guidance is effective for all entities after December 15, 2017. Early adoption is permitted. The Company does not presently believe adoption of this new standard will be material to its consolidated financial statements.

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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original principal balance of $72,500,000 with a five-year maturity through February 26, 2021, and a $27,500,000 Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30,000,000. The Amended Mortgage Loan balance was $67,970,000 as of June 30, 2017, consisting of $65,470,000 on the term loan facility with an interest rate of 5.25% and $2,500,000 on the acquisition loan facility with an interest rate of 6.0%. The Amended Mortgage Loan is secured by seventeen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
Effective October 3, 2016, the Company entered into the Second Amendment ("Second Revolver Amendment") to amend the Amended Revolver. The Second Revolver Amendment increased the Amended Revolver capacity from the $27,500,000 in the Amended Revolver to $52,250,000; provided that the maximum revolving facility be reduced to $42,250,000 on August 1, 2017. Subsequently, on June 30, 2017, the Company executed a Fourth Amendment (the "Fourth Revolver Amendment") to amend the Amended Revolver, which modifies the capacity of the revolver to remain at $52,250,000.
On December 29, 2016, the Company executed a Third Amendment ("Third Revolver Amendment") to amend the Amended Revolver. The Third Amendment modifies the terms of the Amended Mortgage Loan Agreement by increasing the Company’s letter of credit sublimit from $10,000,000 to $15,000,000.
Effective June 30, 2017, the Company entered into a Second Amendment to the Second Amended (the "Second Term Amendment") to amend the Amended Mortgage Loan. The Second Term Amendment amends the terms of the Amended Mortgage Loan Agreement by increasing the Company's term loan facility by $7,500,000.
As of June 30, 2017, the Company had $24,500,000 borrowings outstanding under the Amended Revolver compared to $15,000,000 outstanding as of December 31, 2016. The outstanding borrowings on the revolver were used primarily to compensate for accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with Centers for Medicare & Medicaid Services (“CMS”). Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has eleven letters of credit with a total value of $13,408,000 outstanding as of June 30, 2017. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $40,751,000, the balance available for borrowing under the Amended Revolver was $842,000 at June 30, 2017.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. The Company is in compliance with all such covenants at June 30, 2017.
Interest Rate Swap Transaction
As part of the debt agreements entered into in April 2013, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the

February 26, 2016 amendment to the Credit Agreement, the Company amended the terms of its interest rate swap. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and has an amortizing notional amount that was $28,985,000 as of June 30, 2017. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amount.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at June 30, 2017, the Company determined that the interest rate swap was highly effective. The interest rate swap valuation model indicated a net liability of $62,000 at June 30, 2017. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The liability related to the change in the interest rate swap included in accumulated other comprehensive income at June 30, 2017 is $38,000, net of the income tax benefit of $24,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

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
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $19,384,000 as of June 30, 2017. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
As of June 30, 2017, the Company is engaged in 74 professional liability lawsuits. Seventeen lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $4,338,000 and $1,542,000 for the six months ended June 30, 2017 and 2016, respectively.
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
In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against two of its centers. In response to civil investigative demands (“CIDs”) and informal requests, the Company has provided to the DOJ documents and information relating to the Company’s practices and policies for rehabilitation and other services, relating to the preadmission evaluation forms ("PAEs") required by TennCare, and relating to the Pre-Admission Screening and Resident Reviews ("PASRRs") required by the Medicare program. The DOJ has also issued CID’s for testimony from current and former employees of the Company. The DOJ’s civil investigation has been focused on six of our centers, but the DOJ has indicated that all of the Company’s centers are the subject of the investigation related to rehabilitation therapy.
In June 2016, the Company received an authorized investigative demand (a form of subpoena) for documents in connection with a criminal investigation by the DOJ related to our practices with respect to PAEs and PASRRs. The Company has responded to this subpoena and provided additional information as requested. The Company cannot predict the outcome of these investigations or the related lawsuits, and the outcome could have a materially adverse effect on the Company, including the imposition of treble damages, criminal charges, fines, penalties and/or a corporate integrity agreement. The Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2007 until June 30, 2008, the Company is completely self-insured for workers' compensation exposure. From July 1, 2008 through June 30, 2017, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $957,000 at June 30, 2017. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,628,000 as of June 30, 2017. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of June 30, 2017, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,272,000 at June 30, 2017. The differences between actual settlements and reserves are included in expense in the period finalized.

6.	STOCK-BASED COMPENSATION

Overview of Plans
In December 2005, the Compensation Committee of the Board of Directors adopted the 2005 Long-Term Incentive Plan (“2005 Plan”). The 2005 Plan allows the Company to issue stock options and other share and cash based awards. Under the 2005 Plan, 700,000 shares of the Company's common stock have been reserved for issuance upon exercise of equity awards granted thereunder. This plan has expired and no new grants may be made under the 2005 Plan. All grants under this plan expire 10 years from the date the grants were authorized by the Board of Directors.
In June 2008, the Company adopted the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (“Stock Purchase Plan”). The Stock Purchase Plan provides for the granting of rights to purchase shares of the Company's common stock to directors and officers . The Stock Purchase Plan allows participants to elect to utilize a specified portion of base salary, annual cash bonus, or director compensation to purchase restricted shares or restricted share units (“RSU's”) at 85% of the quoted market price of a share of the Company's common stock on the date of purchase. The restriction period under the Stock Purchase Plan is generally two years from the date of purchase and during which the shares will have the rights to receive dividends, however, the restricted share certificates will not be delivered to the shareholder and the shares cannot be sold, assigned or disposed of during the restriction period. In June 2016, our shareholders approved an amendment to the Stock Purchase Plan to increase the number of shares of our common stock authorized under the Plan from 150,000 shares to 350,000 shares. No grants can be made under the Stock Purchase Plan after April 25, 2028.
In April 2010, the Compensation Committee of the Board of Directors adopted the 2010 Long-Term Incentive Plan (“2010 Plan”), followed by approval by the Company's shareholders in June 2010. The 2010 Plan allows the Company to issue stock appreciation rights, stock options and other share and cash based awards. In June 2017, our shareholders approved an amendment to the Long-

Term Incentive Plan to increase the number of shares of our common stock authorized under the Plan from 380,000 shares to 680,000 shares. No grants can be made under the Long-Term Incentive Plan after May 31, 2027.
Equity Grants and Valuations
During the six months ended June 30, 2017 and 2016, the Compensation Committee of the Board of Directors approved grants totaling approximately 88,000 and 83,000 shares of restricted common stock to certain employees and members of the Board of Directors, respectively. The fair value of restricted shares are determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest 33% on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.
Prior to 2016, the Compensation Committee of the Board of Directors also approved grants of Stock Only Stock Appreciation Rights (“SOSARs”) and Stock Options at the market price of the Company's common stock on the grant date. The SOSARs and Options vest 33% on the first, second and third anniversaries of the grant date, and expire 10 years from the grant date.
Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2016	231,000	$6.97
Granted	—	—
Exercised	—	—
Expired or cancelled	(17,000)	11.29
Outstanding, June 30, 2017	214,000	$6.64

Exercisable, June 30, 2017	209,000	$6.55

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2016	153,000	$9.47
Granted	88,000	9.98
Dividend Equivalents	2,000	9.85
Vested	(74,000)	9.03
Cancelled	—	—
Outstanding, June 30, 2017	169,000	$9.93

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2016	54,000	$11.10
Granted	26,000	9.98
Dividend Equivalents	1,000	9.85
Vested	(37,000)	12.11
Cancelled	—	—
Outstanding, June 30, 2017	44,000	$9.58

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

While no SOSARs or Options were granted during 2017 and 2016, previously granted SOSARs and Options remain outstanding as of June 30, 2017. The following table summarizes information regarding stock options and SOSAR grants outstanding as of June 30, 2017:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$10.21 to $10.88	$10.63	46,000	$—	41,000	$—
$2.37 to $6.21	$5.55	168,000	$630,000	168,000	$630,000
		214,000		209,000
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $504,000 and $486,000 in the six month periods ended June 30, 2017 and 2016, respectively.

7.	EARNINGS (LOSS) PER COMMON SHARE
Information with respect to basic and diluted net income (loss) per common share is presented below in thousands, except per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)
Income (loss) from continuing operations	$381	$(2,150)	1,729	(2,224)
Loss from discontinued operations, net of income taxes	(28)	—	(43)	(37)
Net income (loss)	$353	$(2,150)	$1,686	$(2,261)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$0.06	$(0.35)	$0.28	$(0.36)
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income (loss) per common share – basic	$0.06	$(0.35)	$0.27	$(0.37)
Per common share – diluted
Income (loss) from continuing operations	$0.06	$(0.35)	$0.27	$(0.36)
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income (loss) per common share – diluted	$0.06	$(0.35)	$0.26	$(0.37)
Weighted Average Common Shares Outstanding:
Basic	6,294	6,211	6,263	6,185
Diluted	6,472	6,211	6,458	6,185
The effects of 46,000 and 62,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the six months ended June 30, 2017 and 2016, respectively, because these securities would have been anti-dilutive.

8. EQUITY METHOD INVESTMENT
The Company had one equity method investee, which was sold during the fourth quarter of 2016. The Company's share of the net profits and losses of the unconsolidated affiliate are reported as equity in net earnings or losses of unconsolidated affiliate in our statement of operations. For the six-month period ended June 30, 2017, the equity in the net income of an unconsolidated affiliate was zero compared to $61,000 for the six-month period ended June 30, 2016. The proceeds received from the sale are considered in the calculation of the gain on sale of investment in unconsolidated affiliate in our statement of operations. For the six-month period ended June 30, 2017, the gain on the sale of investment in unconsolidated affiliate was $733,000, related to the liquidation of remaining assets affiliated with the partnership.

9.	BUSINESS DEVELOPMENTS AND OTHER SIGNIFICANT TRANSACTIONS
2017 Acquisition
On June 8, 2017, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with Park Place Nursing and Rehabilitation Center, LLC, Dunn Nursing Home, Inc., Wood Properties of Selma LLC, and Homewood of Selma, LLC to acquire a 103-bed skilled nursing center in Selma, Alabama, for an aggregate purchase price of $8,750,000. In connection with the acquisition, on June 30, 2017, the Company amended the terms of its Second Amended and Restated Term Loan Agreement to increase the facility by $7,500,000, which is described in Note 4 to the interim consolidated financial statements herein. The acquisition transaction closed subsequent to June 30, 2017, on July 1, 2017. Therefore, at June 30, 2017, the Company maintained the funds in escrow to finance the acquisition, which are presented in the Company's interim consolidated balance sheet. Refer to to Note 10 to the interim consolidated financial statements for further discussion on this acquisition.
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
2016 Sale of Investment in Unconsolidated Affiliate
On October 28, 2016, the Company and its partners entered into an asset purchase agreement to sell the pharmacy joint venture. The sale resulted in a $1,366,000 gain in the fourth quarter of 2016. Subsequently, we recognized an additional gain of $733,000 for the six-month period ended June 30, 2017, related to the final liquidation of remaining net assets affiliated with the partnership.

10.	SUBSEQUENT EVENTS
On July 1, 2017 the Company acquired a 103-bed skilled nursing center in Selma, Alabama, including certain land, improvements, furniture, fixtures and equipment, personal property and intangible property from Park Place Nursing and Rehabilitation Center, LLC, Dunn Nursing Home, Inc., Wood Properties of Selma LLC, and Homewood of Selma, LLC for an aggregate purchase price of $8,750,000. This facility is expected to contribute in excess of $8,000,000 in annual revenues.

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
As of June 30, 2017, the Company’s continuing operations consist of 76 nursing centers with 8,453 licensed nursing beds. The Company owns 17 and leases 59 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted living and residential beds.
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
Improving skilled mix and average Medicare rate:
Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the three months ended June 30, 2017 and 2016 was 15.6% and 15.2%, respectively. The graph below illustrates our success with increasing our average Medicare rate per day:

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
Completing strategic acquisitions and dispositions:
Our strategic operating initiatives include a renewed focus on completing strategic acquisitions and dispositions. We continue to pursue and investigate opportunities to acquire, lease or develop new centers, focusing primarily on opportunities within our existing geographic areas of operation.
On July 1, 2017, we acquired a 103-bed skilled nursing center in Selma, Alabama, including certain land, improvements, furniture, fixtures and equipment, personal property and intangible property for an aggregate purchase price of approximately $8.8 million. The completion of this acquisition brings the Company's operations to 77 nursing centers, real estate of 18 owned, with 8,556 skilled nursings beds. This center is expected to contribute in excess of $8.0 million in annual revenues. Refer to Note 10 to the interim consolidated financial statements for further discussion on this acquisition.
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Medicaid	$73,510	51.6%	$48,339	50.5%	$146,383	51.5%	$95,545	49.3%
Medicare	38,900	27.3	26,397	27.6	76,911	27.1	54,418	28.1
Managed Care	9,959	7.0	6,531	6.8	20,764	7.3	13,933	7.2
Private Pay and other	20,181	14.1	14,538	15.1	39,992	14.1	29,854	15.4
Total	$142,550	100.0%	$95,805	100.0%	$284,050	100.0%	$193,750	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Medicaid	4,630	68.6%	3,138	68.3%	4,640	68.6%	3,113	67.4%
Medicare	810	12.0	538	11.7	801	11.8	556	12.0
Managed Care	243	3.6	161	3.5	258	3.8	170	3.7
Private Pay and other	1,065	15.8	758	16.5	1,061	15.8	781	16.9
Total	6,748	100.0%	4,595	100.0%	6,760	100.0%	4,620	100.0%
Consistent with the nursing home industry in general, changes in the mix of a facility’s patient population among Medicaid, Medicare, Managed Care, and Private Pay and other can significantly affect the profitability of the facility’s operations.

Health Care Industry
The health care industry is subject to numerous federal, state, and local laws and regulations, which are frequently subject to change. These laws and regulations include, but are not limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of patient care and Medicare and Medicaid fraud and abuse. Compliance with such laws and regulations is subject to ongoing government review and interpretation, as well as regulatory actions in which government agencies seek to impose fines and penalties. The Company is involved in regulatory actions of this type from time to time.
The U.S. Congress and certain state legislatures have introduced and passed significant proposals and legislation concerning health care and health insurance. The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (collectively, the “Affordable Care Act”), impacts our Company, our employees and our patients in a variety of ways, some of which may result in increased operating expenses and involve changes or reductions to our Medicaid and Medicare reimbursement. For example, the Affordable Care Act, as currently structured, expands the role of home-based and community services, which may place downward pressure on our sustaining population of Medicaid patients. However, there is substantial uncertainty regarding the ongoing net effect of the Affordable Care Act. The 2016 federal elections resulted in a presidential administration that, along with certain members of Congress, have stated their intent to repeal or make significant changes to the Affordable Care Act, its implementation and/or its interpretation. We are unable to predict whether, when, and how the Affordable Care Act will be changed, what alternative provisions, if any, will be enacted, the timing of enactment and implementation of alternative provisions, and the impact of alternative provisions on providers as well as other healthcare industry participants. In addition, a presidential executive order has been signed that directs agencies to minimize “economic and regulatory burdens” of the Affordable Care Act, but it is unclear how this will be implemented or how federal agencies will implement provisions of the Affordable Care Act. Further, any changes to the Affordable Care Act could eliminate or alter provisions beneficial to us while leaving in place provisions reducing our reimbursement. Government efforts to repeal or change the Affordable Care Act may have an adverse effect on our business, results of operations, cash flow, capital resources and liquidity.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of June 30, 2017, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$107,022	$14,251	$34,095	$58,676	$—
Settlement obligations (2)	318	318	—	—	—
Elimination of Preferred Stock Conversion feature (3)	859	687	172	—	—
Operating leases (4)	1,103,785	57,523	118,066	122,122	806,074
Required capital expenditures under operating leases (5)	12,873	1,231	2,459	2,458	6,725
Total	$1,224,857	$74,010	$154,792	$183,256	$812,799

(1)
Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations. Our long-term debt obligations increased $11.8 million between December 31, 2016 and June 30, 2017, which is related to assumption of operation for the Golden Living centers and purchase of the center in Selma, Alabama. See Note 4, "Long-Term Debt and Interest Rate Swap," to the interim consolidated financial statements included in this report for additional information.

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

(4)
Represents lease payments under our operating lease agreements. Assumes all renewal periods are enacted. Our operating lease obligations decreased $28.0 million between December 31, 2016 and June 30, 2017.

(5)	Includes annual expenditure requirements under operating leases. Our required capital expenditures decreased $0.4 million between December 31, 2016 and June 30, 2017.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1.8 million as of June 30, 2017. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on June 30, 2017, the potential contingent liability for the repurchase of the equity grants is $0.4 million.

Results of Operations
The following tables present the unaudited interim statements of operations and related data for the three and six month periods ended June 30, 2017 and 2016:

(in thousands)	Three Months Ended June 30,
	2017	2016	Change	%
PATIENT REVENUES, net	$142,550	$95,805	$46,745	48.8%
EXPENSES:
Operating	113,166	78,385	34,781	44.4%
Lease and rent expense	13,763	6,854	6,909	100.8%
Professional liability	2,724	1,934	790	40.8%
General and administrative	8,221	6,881	1,340	19.5%
Depreciation and amortization	2,620	2,060	560	27.2%
Lease termination costs	—	2,008	(2,008)	100.0%
Total expenses	140,494	98,122	42,372	43.2%
OPERATING INCOME (LOSS)	2,056	(2,317)	4,373	188.7%
OTHER INCOME (EXPENSE):
Equity in net income of unconsolidated affiliate	—	28	(28)	(100.0)%
Interest expense, net	(1,541)	(1,158)	(383)	(33.1)%
	(1,541)	(1,130)	(411)	(36.4)%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	515	(3,447)	3,962	114.9%
BENEFIT (PROVISION) FOR INCOME TAXES	(134)	1,297	(1,431)	(110.3)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$381	$(2,150)	$2,531	117.7%

(in thousands)	Six Months Ended June 30,
	2017	2016	Change	%
PATIENT REVENUES, net	$284,050	$193,750	$90,300	46.6%
EXPENSES:
Operating	223,833	157,003	66,830	42.6%
Lease and rent expense	27,506	14,106	13,400	95.0%
Professional liability	5,394	4,000	1,394	34.9%
General and administrative	17,194	13,615	3,579	26.3%
Depreciation and amortization	5,107	4,063	1,044	25.7%
Lease termination costs	—	2,008	(2,008)	100.0%
Total expenses	279,034	194,795	84,239	43.2%
OPERATING INCOME (LOSS)	5,016	(1,045)	6,061	580.0%
OTHER INCOME (EXPENSE):
Equity in net income of unconsolidated affiliate	—	61	(61)	(100.0)%
Gain on sale of investment in unconsolidated affiliate	733	—	733	100.0%
Interest expense, net	(3,024)	(2,228)	(796)	(35.7)%
Debt retirement costs	—	(351)	351	(100.0)%
	(2,291)	(2,518)	227	9.0%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,725	(3,563)	6,288	176.5%
BENEFIT (PROVISION) FOR INCOME TAXES	(996)	1,339	(2,335)	(174.4)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$1,729	$(2,224)	$3,953	177.7%

Percentage of Net Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Operating	79.4	81.8	78.8	81.0
Lease and rent expense	9.7	7.2	9.7	7.3
Professional liability	1.9	2.0	1.9	2.1
General and administrative	5.8	7.2	6.1	7.0
Depreciation and amortization	1.8	2.2	1.8	2.1
Lease termination costs	—	2.1	—	1.0
Total expenses	98.6	102.5	98.3	100.5
OPERATING INCOME (LOSS)	1.4	(2.5)	1.7	(0.5)
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	—	—	—	—
Gain on sale of investment in unconsolidated affiliate	—	—	0.3	—
Interest expense, net	(1.1)	(1.2)	(1.1)	(1.1)
Debt retirement costs	—	—	—	(0.2)
	(1.1)	(1.2)	(0.8)	(1.3)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	0.3	(3.7)	0.9	(1.8)
BENEFIT (PROVISION) FOR INCOME TAXES	(0.1)	1.4	(0.4)	0.7
INCOME (LOSS) FROM CONTINUING OPERATIONS	0.2%	(2.3)%	0.5%	(1.1)%

Three Months Ended June 30, 2017 Compared With Three Months Ended June 30, 2016
Patient Revenues
Patient revenues were $142.6 million and $95.8 million for the three months ended June 30, 2017 and 2016, respectively, an increase of $46.8 million. The following table summarizes the revenue fluctuations attributable to our portfolio growth (in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Same-store revenue	$96,570	$95,805	$765
2016 acquisition revenue	45,980	—	45,980
Total revenue	$142,550	$95,805	$46,745
The overall increase in revenues of $46.8 million is primarily attributable to revenue contributions from the acquisition of the Golden Living operations in Alabama and Mississippi during the fourth quarter of 2016 of $46.0 million.
On a same-store center basis, the average Medicare and Medicaid rate per patient day for the second quarter of 2017 increased compared to the second quarter of 2016, resulting in increases in revenue of $0.5 million and $0.5 million, respectively, or 2.4% and 0.9%, respectively. Our same-store Medicare average daily census for the second quarter of 2017 increased $0.6 million, or 2.8%, and conversely our Medicaid average daily census for the second quarter of 2017 decreased $1.1 million, or 2.2%. Revenue related to ancillary services increased for the second quarter of 2017 compared to the second quarter of 2016 by $0.2 million.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended June 30,
	2017	2016
Skilled nursing occupancy	79.8%	76.7%
As a percent of total census:
Medicare census	12.0%	11.7%
Medicaid census	68.6%	68.3%
Managed Care census	3.6%	3.5%
As a percent of total revenues:
Medicare revenues	27.3%	27.6%
Medicaid revenues	51.6%	50.5%
Managed Care revenues	7.0%	6.8%
Average rate per day:
Medicare	$453.02	$456.91
Medicaid	$173.92	$168.36
Managed Care	$391.60	$388.45

Operating Expense
Operating expense increased in the second quarter of 2017 to $113.2 million as compared to $78.4 million in the second quarter of 2016. Operating expense decreased as a percentage of revenue at 79.4% for the second quarter of 2017 as compared to 81.8% for the second quarter of 2016. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Three Months Ended June 30,
	2017	2016	Change
Same-store operating expense	$76,991	$78,385	$(1,394)
2016 acquisition expense	36,175	—	36,175
Total expense	$113,166	$78,385	$34,781
The overall increase in operating expense of $34.8 million is primarily attributable the acquisition of the Golden Living operations in Alabama and Mississippi during the fourth quarter of 2016 of $36.2 million.
On a same-store center basis, operating expenses decreased by $1.4 million, which is attributable to a favorable variance in bad debt expense and health insurance costs of $1.0 million and $0.2 million, respectively, in second quarter of 2017 compared to the second quarter of 2016.
One of the largest components of operating expenses is wages, which increased to $65.8 million during the second quarter of 2017 as compared to $45.1 million in the second quarter of 2016, which consistent with above is due to acquisition activity.
Lease Expense
Lease expense increased in the second quarter of 2017 to $13.8 million as compared to $6.9 million in the second quarter of 2016. The increase in lease expense was primarily attributable to the 22 newly leased centers in Alabama and Mississippi, which occurred during the fourth quarter of 2016.
Professional Liability
Professional liability expense was $2.7 million and $1.9 million in the second quarters of 2017 and 2016, respectively. Our cash expenditures for professional liability costs of continuing operations were $2.3 million and $0.9 million for the second quarters of 2017 and 2016, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $8.2 million in the second quarter of 2017 as compared to $6.9 million in the second quarter of 2016, an increase of $1.3 million, but conversely decreased as a percentage of revenue from 7.2% in 2016 to 5.8% in 2017. The increase in general and administrative expense is attributable to an increase in corporate wages and payroll taxes and travel by $1.3 million and $0.1 million, respectively, which is due to the acquisition of 22 new centers during the fourth quarter of 2016.
Depreciation and Amortization
Depreciation and amortization expense was approximately $2.6 million in the second quarter of 2017 as compared to $2.1 million in 2016. The increase in depreciation expense relates to fixed assets at the newly leased centers.
Interest Expense, Net
Interest expense was $1.5 million in the second quarter of 2017 and $1.2 million in the second quarter of 2016, an increase of $0.3 million. The increase was primarily attributable to higher debt balances in 2017 as a result of the change in ownership processes for the newly leased Alabama and Mississippi centers.
Income (loss) from Continuing Operations before Income Taxes; Income (loss) from Continuing Operations per Common Share
As a result of the above, continuing operations reported income of $0.5 million before income taxes for the second quarter of 2017 as compared to a loss of $3.4 million for the second quarter of 2016. The provision for income taxes was $0.1 million for the second quarter of 2017, and the benefit for income taxes $1.3 million was for the second quarter of 2016. Both basic and diluted income per common share from continuing operations were $0.06 for the second quarter of 2017 as compared to both basic and diluted loss per common share from continuing operations of $0.35 in the second quarter of 2016.

Six Months Ended June 30, 2017 Compared With Six Months Ended June 30, 2016
Patient Revenues
Patient revenues were $284.1 million and $193.8 million for the six months ended June 30, 2017 and 2016, respectively, an increase of $90.3 million. The following table summarizes the revenue fluctuations attributable to our portfolio growth (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Same-store revenue	$192,392	$193,750	$(1,358)
2016 acquisition revenue	91,658	—	91,658
Total revenue	$284,050	$193,750	$90,300
The overall increase in revenues of $90.3 million is primarily attributable to revenue contributions from the acquisition of the Golden Living operations in Alabama and Mississippi during the fourth quarter of 2016 of $91.7 million. The increase from the acquisition activity was partially offset by a decrease in same-store revenue of $1.4 million which is explained in more detail below.
For same-store centers, the six months ended June 30, 2017 experienced one less day of operations compared to the six months ended June 30, 2016, resulting in a decrease in revenue of $0.5 million or 0.3%.
On a same-store basis, our Medicare and Medicaid average daily census for the six months ended June 30, 2017 decreased compared to the six months ended June 30, 2016, resulting in decreases in revenue of $1.4 million and $1.5 million, respectively, or 3.1% and 1.5%, respectively. The average Medicare and Medicaid rate per patient day for same-store centers in 2017 increased $1.2 million and $0.9 million, respectively, or 2.6% and 1.0%, respectively.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Six Months Ended June 30,
	2017	2016
Skilled nursing occupancy	80.0%	76.7%
As a percent of total census:
Medicare census	11.8%	12.0%
Medicaid census	68.6%	67.4%
Managed Care census	3.8%	3.7%
As a percent of total revenues:
Medicare revenues	27.1%	28.1%
Medicaid revenues	51.5%	49.3%
Managed Care revenues	7.3%	7.2%
Average rate per day:
Medicare	$452.15	$455.15
Medicaid	$173.83	$167.86
Managed Care	$386.31	$391.86

Operating Expense
Operating expense increased for the six months ended June 30, 2017 to $223.8 million as compared to $157.0 million for the six months ended June 30, 2016. Operating expense decreased as a percentage of revenue at 78.8% in 2017 as compared to 81.0% in 2016. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Six Months Ended June 30,
	2017	2016	Change
Same-store operating expense	$152,374	$157,003	$(4,629)
2016 acquisition expense	71,459	—	71,459
Total expense	$223,833	$157,003	$66,830
The overall increase in operating expense of $66.8 million is primarily attributable the acquisition of the Golden Living operations in Alabama and Mississippi during the fourth quarter of 2016 of $71.5 million.
On a same-store center basis, operating expenses decreased by $4.6 million, which is attributable to a provider tax refund of $2.2 million from the state of Kentucky. Additionally, our bad debt expense decreased by $1.6 million, which is partially offset by an increase in health insurance costs of $0.5 million in 2017.
One of the largest components of operating expenses is wages, which increased to $130.8 million during 2017 as compared to $90.2 million in, which is due to the centers acquired in 2016.
Lease Expense
Lease expense increased for the six months ended June 30, 2017 to $27.5 million as compared to $14.1 million for the six months ended June 30, 2016. The increase in lease expense was primarily attributable to the 22 newly leased centers in Alabama and Mississippi, which occurred during the fourth quarter of 2016.
Professional Liability
Professional liability expense was $5.4 million and $4.0 million for the six months ended June 30, 2017 and 2016, respectively. Our cash expenditures for professional liability costs of continuing operations were $4.3 million and $1.5 million for the six months ended June 30, 2017 and 2016, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $17.2 million for the six months ended June 30, 2017 as compared to $13.6 million for the six months ended June 30, 2016, an increase of $3.6 million, but conversely a decrease as a percentage of revenue from 7.0% in 2016 to 6.1% in 2017. The increase in general and administrative expense is primarily attributable to an increase in wages, travel and consulting fees by $3.0 million, $0.2 million and $0.2 million, respectively, which is due to the acquisition of 22 new centers during the fourth quarter of 2016.
Depreciation and Amortization
Depreciation and amortization expense was approximately $5.1 million in 2017 as compared to $4.1 million in 2016. The increase in depreciation expense relates to fixed assets at the newly leased centers.
Gain on sale of investment in unconsolidated affiliate
Gain on the sale of investment in unconsolidated affiliate was $0.7 million for the six months ended June 30, 2017. The Company and its partners entered into an asset purchase agreement to sell the pharmacy joint venture in the fourth quarter of 2016. A gain of $1.4 million was recognized for the period ended December 31, 2016. The additional gain recognized in the first quarter of 2017 is related to the final liquidation of remaining net assets affiliated with the partnership.
Interest Expense, Net
Interest expense was $3.0 million for the six months ended June 30, 2017 and $2.2 million for the six months ended June 30, 2016, an increase of $0.8 million. The increase was primarily attributable to higher debt balances in 2017 as a result of the change in ownership processes for the newly leased Alabama and Mississippi centers.

Income (loss) from Continuing Operations before Income Taxes; Income (loss) from Continuing Operations per Common Share
As a result of the above, continuing operations reported income of $2.7 million before income taxes for the six months ended June 30, 2017 as compared to a loss of $3.6 million for the six months ended June 30, 2016. The provision for income taxes was $1.0 million for the six months ended June 30, 2017, and the benefit for income taxes was $1.3 million for the six months ended June 30, 2016. The basic and diluted income per common share from continuing operations was $0.28 and $0.27, respectively, for the six months ended June 30, 2017 as compared to both basic and diluted loss per common share from continuing operations of $0.36 for the six months ended June 30, 2016.
Liquidity and Capital Resources
Liquidity
Our primary source of liquidity is the net cash flow provided by the operating activities of our centers. We believe that these internally generated cash flows will be adequate to service existing debt obligations, fund required capital expenditures as well as provide cash flows for investing opportunities. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit us over the long-term. Options for our cash include, but are not limited to, capital improvements, dividends, purchase of additional shares of our common stock, acquisitions, payment of existing debt obligations as well as initiatives to improve nursing center performance. We review these potential uses and align them to our cash flows with a goal of achieving long-term success.
Net cash provided by operating activities of continuing operations totaled $2.1 million for the six months ended June 30, 2017, compared to net cash provided by operating activities of continuing operations of $8.0 million in the same period of 2016. One primary driver of the decline in cash provided by operating activities from continuing operations is the acquisition activity that occurred during the fourth quarter of 2016. The Company is required to complete a Change in Ownership ("CHOW") process for each of the nursing centers for which we assumed operations which results in limited cash inflows from the operations at these centers during this initial process.
Our cash expenditures related to professional liability claims of continuing operations were $4.3 million and $1.5 million for six months ended June 30, 2017 and 2016, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $12.7 million and $8.4 million in 2017 and 2016, respectively. The fluctuation is primarily attributable to the asset purchases of Hutchinson and Clinton in February 2016.
Financing activities of continuing operations provided cash of $10.6 million in 2017 primarily due to draws on the Company's revolving credit facility. In 2016, financing activities of continuing operations provided cash of $1.8 million primarily due to the new debt associated with the Company's refinance in February 2016.

Dividends
On July 27, 2017, the Board of Directors declared a quarterly dividend of $0.055 per common share payable to shareholders of record as of September 30, 2017, to be paid on October 16, 2017. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.
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

As of June 30, 2017, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $19.4 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of June 30, 2017, we had $94.0 million of outstanding long-term debt and capital lease obligations. The $94.0 million total includes $1.5 million in capital lease obligations and $24.5 million currently outstanding on the revolving credit facility. The balance of the long-term debt is comprised of $68.0 million owed on our mortgage loan, which includes $65.5 million on the term loan facility and $2.5 million on the acquisition loan facility.
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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72.5 million with a five-year maturity through February 26, 2021, and a $27.5 million Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30.0 million. As of June 30, 2017, the interest rate related to the Amended Mortgage Loan was 5.25%. The Amended Mortgage Loan is secured by seventeen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
Effective October 3, 2016, the Company entered into the Second Amendment ("Second Revolver Amendment") to amend the Amended Revolver. The Second Revolver Amendment increased the Amended Revolver capacity from the $27.5 million in the Amended Revolver to $52.3 million; provided that the maximum revolving facility be reduced to $42.3 million on August 1, 2017. Subsequently, on June 30, 2017, the Company executed a Fourth Amendment (the "Fourth Revolver Amendment") to amend the Amended Revolver, which modifies the capacity of the revolver to remain at $52.3 million.
On December 29, 2016, the Company executed a Third Amendment ("Third Revolver Amendment") to amend the Amended Revolver. The Third Amendment modifies the terms of the Amended Mortgage Loan Agreement by increasing the Company’s letter of credit sublimit from $10.0 million to $15.0 million.
Effective June 30, 2017, the Company entered into a Second Amendment to the Second Amended (the "Second Term Amendment") to amend the Amended Mortgage Loan. The Second Term Amendment amends the terms of the Amended Mortgage Loan Agreement by increasing the Company's term loan facility by $7.5 million.
As of June 30, 2017, the Company had $24.5 million borrowings outstanding under the Amended Revolver compared to $15.0 million outstanding as of December 31, 2016. The outstanding borrowings on the revolver primarily compensate for accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under the Amended Revolver are 3.00% of the amount outstanding. The Company has eleven letters of credit with a total value of $13.4 million outstanding as of June 30, 2017. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of 40.8 million, the balance available for borrowing under the Amended Revolver was $0.8 million at June 30, 2017.
Our lending agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. We are in compliance with all such covenants at June 30, 2017.

Our calculated compliance with financial covenants is presented below:

	Requirement	Level at June 30, 2017
Minimum fixed charge coverage ratio	1.05:1.00	1.10:1.00
Minimum adjusted EBITDA	$11.5 million	$16.7 million
EBITDAR (mortgaged centers)	$10.0 million	$15.1 million
Current ratio (as defined in agreement)	1.00:1.00	1.37:1.00
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
Accounts receivable attributable to patient services of continuing operations totaled $76.7 million at June 30, 2017 compared to $72.5 million at December 31, 2016, representing approximately 46 days and 47 days revenue in accounts receivable, respectively. The decrease in accounts receivable is due to an increase in Medicaid collections from the centers undergoing the change in ownership process.
The allowance for bad debt was $12.1 million at June 30, 2017 as compared to $10.3 million at December 31, 2016. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Off-Balance Sheet Arrangements
We have eleven letters of credit outstanding with an aggregate value of approximately $13.4 million as of June 30, 2017. Eleven of these letters of credit serve as a security deposits for certain center leases, while one was issued in conjunction with the initial funding of our wholly-owned captive insurance company. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our interim consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. Forward-looking statements are predictive in nature and are frequently identified by the use of terms such as "may," "will," "should," "expect," "believe," "estimate," "intend," and similar words indicating possible future expectations, events or actions. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to, our ability to successfully integrate the operations of our new nursing centers in Alabama, Mississippi, Kansas and Kentucky, as well as successfully operate all of our centers, our ability to increase census at our centers, changes in governmental reimbursement, government regulation, the impact of the recently adopted federal health care reform or any future health care reform, any increases in the cost of borrowing under our credit agreements, our ability to extend or replace our current credit facility, our ability to comply with covenants contained in those credit agreements, our ability to renew or extend our leases at or prior to the end of the existing lease terms, the outcome of professional liability lawsuits and claims, our ability to control ultimate professional liability costs, the accuracy of our estimate of our anticipated professional liability expense, the impact of future licensing surveys, the outcome of proceedings alleging violations of state or Federal False Claims Acts, laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors, the costs of investing in our business initiatives and development, our ability to control costs, changes to our valuation of deferred tax assets, changes in occupancy rates in our centers, changing economic and competitive conditions, changes in anticipated revenue and cost growth, changes in the anticipated results of operations, the effect of changes in accounting policies as well as others. Investors also should refer to the risks identified in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2016, for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of June 30, 2017, we had outstanding borrowings of approximately $92.5 million, $63.5 million of which was subject to variable interest rates. In connection with our February 2016 financing agreement, we entered into an interest rate swap with an initial notional amount of $30.0 million to mitigate the floating interest rate risk of a portion of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.6 million annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2017. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

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
As of June 30, 2017, we are engaged in 74 professional liability lawsuits. Seventeen lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee ("DOJ") had commenced a civil investigation of potential violations of the False Claims Act ("FCA"). In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against two of its centers. In response to civil investigative demands (“CIDs”) and informal requests, the Company has provided to the DOJ documents and information relating to the Company’s practices and policies for rehabilitation and other services, relating to the preadmission evaluation forms ("PAEs") required by TennCare, and relating to the Pre-Admission Screening and Resident Reviews ("PASRRs") required by the Medicare program. The DOJ has also issued CID’s for testimony from current and former employees of the Company. The DOJ’s civil investigation has been focused on six of our centers, but the DOJ has indicated that all of the Company’s centers are the subject of the investigation related to rehabilitation therapy.
In June 2016, the Company received an authorized investigative demand (a form of subpoena) for documents in connection with a criminal investigation by the DOJ related to our practices with respect to PAEs and PASRRs. The Company has responded to this subpoena and provided additional information as requested. The Company cannot predict the outcome of these investigations or the related lawsuits, and the outcome could have a materially adverse effect on the Company, including the imposition of treble damages, criminal charges, fines, penalties and/or a corporate integrity agreement. The Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
In January 2009, a purported class action complaint was filed in the Circuit Court of Garland County, Arkansas against the Company and certain of its subsidiaries and Garland Nursing & Rehabilitation Center (the “Center”). The Company answered the original complaint in 2009, and there was no other activity in the case until May 2017. At that time, plaintiff filed an amended complaint asserting new causes of action. The amended complaint alleges that the defendants breached their statutory and contractual obligations to the patients of the Center over a multi-year period by failing to meet minimum staffing requirements, failing to otherwise adequately staff the Center and failing to provide a clean and safe living environment in the Center. The Company has filed an answer to the amended complaint denying plaintiffs’ allegations and has asked the Court to dismiss the new causes of action asserted in the amended complaint because the Company was prejudiced by plaintiff’s long delay in filing the amended complaint. The lawsuit remains in its early stages and has not yet been certified by the court as a class action. The Company intends to defend the lawsuit vigorously.
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

August 3, 2017

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

3.8	Amendment to Certificate of Incorporation dated June 9, 2016 (incorporated by reference to Exhibit 3.8 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

3.9	Bylaw Second Amendment adopted April 14, 2016.

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement No. 33-76150 on Form S-1).

10.1	Fourth Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated June 30, 2107.

10.2	Second Amendment to Second Amended and Restated Term Loan and Security Agreement dated June 30, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document