Form 10-Q
period 2017-09-30
Diversicare Healthcare Services, Inc.
filed 2017-11-02
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2017
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,457,836
(Outstanding shares of the issuer’s common stock as of October 30, 2017)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,295	$4,263
Receivables, less allowance for doubtful accounts of $13,011 and $10,326, respectively	63,867	62,152
Other receivables	1,115	1,193
Prepaid expenses and other current assets	3,164	3,623
Income tax refundable	525	431
Current assets of discontinued operations	45	28
Total current assets	72,011	71,690
PROPERTY AND EQUIPMENT, at cost	145,416	128,822
Less accumulated depreciation and amortization	(76,028)	(69,022)
Property and equipment, net	69,388	59,800
OTHER ASSETS:
Deferred income taxes, net	21,092	21,185
Deferred lease and other costs, net	149	193
Acquired leasehold interest, net	6,789	7,075
Other noncurrent assets	2,990	3,108
Total other assets	31,020	31,561
	$172,419	$163,051
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share amounts)
(continued)

	September 30, 2017	December 31, 2016
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations	$10,582	$7,715
Trade accounts payable	13,051	12,972
Current liabilities of discontinued operations	461	427
Accrued expenses:
Payroll and employee benefits	20,178	20,108
Self-insurance reserves, current portion	10,099	9,401
Provider taxes	3,116	3,114
Other current liabilities	5,960	4,432
Total current liabilities	63,447	58,169
NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion and deferred financing costs, net	76,708	72,145
Self-insurance reserves, less current portion	11,657	11,766
Other noncurrent liabilities	8,337	9,551
Total noncurrent liabilities	96,702	93,462
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, authorized 20,000,000 shares, $.01 par value, 6,690,000 and 6,592,000 shares issued, and 6,458,000 and 6,361,000 shares outstanding, respectively	67	66
Treasury stock at cost, 232,000 shares of common stock	(2,500)	(2,500)
Paid-in capital	22,496	21,935
Accumulated deficit	(8,243)	(8,276)
Accumulated other comprehensive income	450	195
Total shareholders’ equity	12,270	11,420
	$172,419	$163,051
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,
	2017	2016
PATIENT REVENUES, net	$146,377	$97,313
EXPENSES:
Operating	118,104	79,441
Lease and rent expense	13,791	6,865
Professional liability	2,617	1,977
General and administrative	8,083	7,420
Depreciation and amortization	2,988	1,992
Lease termination receipts	(180)	—
Total expenses	145,403	97,695
OPERATING INCOME (LOSS)	974	(382)
OTHER INCOME (EXPENSE):
Equity in net income of unconsolidated affiliate	—	130
Interest expense, net	(1,668)	(1,201)
Hurricane costs	(232)	—
Total other expense	(1,900)	(1,071)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(926)	(1,453)
BENEFIT FOR INCOME TAXES	345	495
LOSS FROM CONTINUING OPERATIONS	(581)	(958)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of tax benefit (expense) of ($1) and $12, respectively	1	(17)
NET LOSS	$(580)	$(975)
NET LOSS PER COMMON SHARE:
Per common share – basic
Continuing operations	$(0.09)	$(0.16)
Discontinued operations	—	—
	$(0.09)	$(0.16)
Per common share – diluted
Continuing operations	$(0.09)	$(0.16)
Discontinued operations	—	—
	$(0.09)	$(0.16)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,294	6,212
Diluted	6,294	6,212

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands and unaudited)

	Three Months Ended September 30,
	2017	2016
NET LOSS	$(580)	$(975)
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	203	364
Less: reclassification adjustment for amounts recognized in net income	(115)	(118)
Total other comprehensive income	88	246
COMPREHENSIVE LOSS	$(492)	$(729)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Nine Months Ended September 30,
	2017	2016
PATIENT REVENUES, net	$430,427	$291,063
EXPENSES:
Operating	341,937	236,444
Lease and rent expense	41,297	20,971
Professional liability	8,011	5,977
General and administrative	25,277	21,035
Depreciation and amortization	8,095	6,055
Lease termination costs (receipts)	(180)	2,008
Total expenses	424,437	292,490
OPERATING INCOME (LOSS)	5,990	(1,427)
OTHER INCOME (EXPENSE):
Equity in net income of unconsolidated affiliate	—	191
Gain on sale of investment in unconsolidated affiliate	733	—
Interest expense, net	(4,692)	(3,429)
Hurricane costs	(232)	—
Debt retirement costs	—	(351)
Total other expense	(4,191)	(3,589)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,799	(5,016)
BENEFIT (PROVISION) FOR INCOME TAXES	(651)	1,834
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,148	(3,182)
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $25 and $33, respectively	(42)	(54)
NET INCOME (LOSS)	$1,106	$(3,236)
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.18	$(0.51)
Discontinued operations	(0.01)	(0.01)
	$0.17	$(0.52)
Per common share – diluted
Continuing operations	$0.18	$(0.51)
Discontinued operations	(0.01)	(0.01)
	$0.17	$(0.52)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.17	$0.17
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,274	6,195
Diluted	6,465	6,195

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Nine Months Ended September 30,
	2017	2016
NET INCOME (LOSS)	$1,106	$(3,236)
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	603	398
Less: reclassification adjustment for amounts recognized in net income	(348)	(381)
Total other comprehensive income	255	17
COMPREHENSIVE INCOME (LOSS)	$1,361	$(3,219)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,106	$(3,236)
Discontinued operations	(42)	(54)
Income (loss) from continuing operations	1,148	(3,182)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,095	6,055
Provision for doubtful accounts	6,407	5,785
Deferred income tax provision (benefit)	52	(2,329)
Provision for self-insured professional liability, net of cash payments	(168)	1,853
Stock-based compensation	766	721
Equity in net income of unconsolidated affiliate	—	(191)
Gain on sale of unconsolidated affiliate	(733)	—
Debt retirement costs	—	351
Provision for leases in excess of cash payments	(517)	(1,640)
Lease termination costs, net of cash payments	—	1,958
Deferred bonus	700	—
Other	388	463
Changes in assets and liabilities affecting operating activities:
Receivables, net	(8,387)	(2,071)
Prepaid expenses and other assets	459	(1,620)
Trade accounts payable and accrued expenses	1,977	(226)
Net cash provided by continuing operations	10,187	5,927
Discontinued operations	(241)	(3,572)
Net cash provided by operating activities	9,946	2,355
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(8,638)	(4,046)
Property acquisitions	(8,750)	(7,550)
Proceeds from sale of unconsolidated affiliate	1,100	—
Change in restricted cash	—	1,658
Net cash used in continuing operations	(16,288)	(9,938)
Discontinued operations	—	—
Net cash used in investing activities	(16,288)	(9,938)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(24,381)	(70,883)
Proceeds from issuance of debt	31,574	80,855
Financing costs	(195)	(1,884)
Issuance and redemption of employee equity awards	(94)	(105)
Payment of common stock dividends	(1,038)	(1,025)
Payment for preferred stock restructuring	(492)	(477)
Net cash provided by financing activities	5,374	6,481
Discontinued operations	—	—
Net cash provided by financing activities	$5,374	$6,481

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Nine Months Ended September 30,
	2017	2016
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(968)	$(1,102)
CASH AND CASH EQUIVALENTS, beginning of period	4,263	4,585
CASH AND CASH EQUIVALENTS, end of period	$3,295	$3,483
SUPPLEMENTAL INFORMATION:
Cash payments of interest	$3,989	$2,906
Cash payments of income taxes	$667	$521
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Acquisition of equipment through capital lease	$507	$—
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017 AND 2016

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
As of September 30, 2017, the Company’s continuing operations consist of 76 nursing centers with 8,457 licensed nursing beds. The Company owns 18 and leases 58 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted and residential living beds.

2.	CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements include the operations and accounts of Diversicare Healthcare Services and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company had one equity method investee, which was sold during the fourth quarter of 2016. The Company's share of the profits and losses from this investment are reported as equity in earnings of investment in an unconsolidated affiliate and the proceeds received from the sale are reported under the heading "Gain on sale of investment in unconsolidated affiliate" in the accompanying interim consolidated statements of operations. The sale resulted in a $1,366,000 gain in the fourth quarter of 2016. Subsequently, the Company recognized an additional gain of $733,000 for the nine-month period ended September 30, 2017, related to the liquidation of remaining assets affiliated with the partnership.
The interim consolidated financial statements for the three and nine month periods ended September 30, 2017 and 2016, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2017, and the results of operations for the three and nine month periods ended September 30, 2017 and 2016, and cash flows for the nine month periods ended September 30, 2017 and 2016. The Company’s balance sheet information at December 31, 2016, was derived from its audited consolidated financial statements as of December 31, 2016.
The results of operations for the periods ended September 30, 2017 and 2016 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

3.	RECENT ACCOUNTING GUIDANCE
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. Topic 606 will be effective for annual and interim reporting periods beginning after December 15, 2017. The Company will adopt the requirements of this standard effective January 1, 2018. The new standard may be applied retrospectively to each period presented (full retrospective method) or retrospectively with the cumulative effect recognized in beginning retained earnings as of the date of adoption (modified retrospective method). The Company will elect to apply the modified retrospective approach upon adoption. Additionally, the new guidance requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from patient contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurement and recognition. The Company is determining the impact of adopting Topic 606 on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operation and cash flows. The Company is in the process of reviewing revenue sources and evaluating the patient account population to determine the appropriate distribution of patient accounts into portfolios with similar collection experience that, when evaluated for collectability, will result in a materially consistent revenue amount for such portfolios as if each patient account was evaluated on a contract-by-contract basis. We expect to complete this process in 2017. The Company is also in the process of assessing the impact of the new standard on various reimbursement programs that represent variable consideration, including settlements with government payors, state Medicaid programs and bundled payment of care programs. Due to the many forms of calculation and reimbursement that these programs take that vary from state to state, the application of the new standard could have an impact on the revenue recognized for variable consideration. We expect to complete our assessment on variable considerations in 2017. Industry guidance is continuing to develop, and any conclusions in the final industry guidance that is inconsistent with the Company's application could result in changes to the Company's expectations regarding the impact of the new standard on the Company's financial statements. Additionally, the adoption of the new standard will impact the presentation on the Company's statement of operations. After the adoption, the majority of what is currently classified as bad debt expense will be reflected as an implicit price concession as defined in the standard and therefore an adjustment to net patient revenues.
In November 2015, the FASB issued ASU No. 2015-17, Balance Sheet Classification of Deferred Taxes, which changes how deferred taxes are classified on the Company's balance sheets. The Company adopted ASU No. 2015-17 as of January 1, 2017, and the new standard was applied on a retrospective basis. The adoption of this guidance resulted in a $7,644,000 reclassification between current deferred income taxes and non-current deferred income taxes as of December 31, 2016.
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
In March 2016, the FASB issued ASU No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The ASU was issued as part of the FASB Simplification Initiative and involves several aspects of accounting for share-based payment transactions, including the income tax consequences and classification on the statement of cash flows. We adopted this standard as of January 1, 2017. The adoption did not have a material impact on our financial position, results of operations or cash flows.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the Statement of Cash Flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as Restricted Cash. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for periods beginning after December 15, 2017. The Company plans to adopt this standard on January 1, 2018.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business, which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted in certain circumstances. The Company is still evaluating the effect, if any, the standard will have on the Company's consolidated financial condition and results of operations. The Company will evaluate future acquisitions under this guidance, which may result in future acquisitions being asset acquisitions.

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
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging - Targeted Improvements to Accounting for Hedging Activities, which is intended to simplify and amend the application of hedge accounting to more clearly portray the economics of an entity’s risk management strategies in its financial statements. The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting and reduce complexity in fair value hedges of interest rate risk. The new guidance also changes how companies assess effectiveness and amends the presentation and disclosure requirements. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally the entire change in the fair value of a hedging instrument will be required to be presented in the same income statement line as the hedged item. The new guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The new guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period or fiscal year before the effective date. The Company is evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original principal balance of $72,500,000 with a five-year maturity through February 26, 2021, and a $27,500,000 Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30,000,000. The Amended Mortgage Loan balance was $67,525,000 as of September 30, 2017, consisting of $65,025,000 on the term loan facility with an interest rate of 5.25% and $2,500,000 on the acquisition loan facility with an interest rate of 6.0%. The Amended Mortgage Loan is secured by eighteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
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
Effective June 30, 2017, the Company entered into a Second Amendment (the "Second Term Amendment") to amend the Amended Mortgage Loan. The Second Term Amendment amends the terms of the Amended Mortgage Loan Agreement by increasing the Company's term loan facility by $7,500,000.
As of September 30, 2017, the Company had $20,000,000 borrowings outstanding under the Amended Revolver compared to $15,000,000 outstanding as of December 31, 2016. The outstanding borrowings on the revolver were used primarily to compensate for accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with Centers for Medicare & Medicaid Services (“CMS”). Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has eleven letters of credit with a total value of $13,408,000 outstanding as of September 30, 2017. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $38,255,000, the balance available for borrowing under the Amended Revolver was $4,847,000 at September 30, 2017.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. The Company is in compliance with all such covenants at September 30, 2017.
Interest Rate Swap Transaction
As part of the debt agreements entered into in April 2013, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the February 26, 2016 amendment to the Credit Agreement, the Company amended the terms of its interest rate swap. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and has an amortizing notional amount that was $28,775,000 as of September 30, 2017. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amount.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at September 30, 2017, the Company determined that the interest rate swap was highly effective. The interest rate swap valuation model indicated a net liability of $20,000 at September 30, 2017. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The liability related to the change in the interest rate swap included in accumulated other comprehensive income at September 30, 2017 is $12,000, net of the income tax benefit of $8,000. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

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
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $19,592,000 as of September 30, 2017. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
As of September 30, 2017, the Company is engaged in 71 professional liability lawsuits. Seven lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $6,077,000 and $2,779,000 for the nine months ended September 30, 2017 and 2016, respectively.
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
In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against two of its centers. In response to civil investigative demands (“CIDs”) and informal requests, the Company has provided to the DOJ documents and information relating to the Company’s practices and policies for rehabilitation and other services, relating to the preadmission evaluation forms ("PAEs") required by TennCare, and relating to the Pre-Admission Screening and Resident Reviews ("PASRRs") required by the Medicare program. The DOJ has also obtained testimony from current and former employees of the Company. The DOJ’s civil investigation has been focused on six of our centers, but the DOJ has indicated that all of the Company’s centers are the subject of the investigation related to rehabilitation therapy.
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
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either an indemnity insurance plan or state-sponsored programs in May 1997. The Company is completely self-insured for workers’ compensation exposures prior to May 1997. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2007 until June 30, 2008, the Company is completely self-insured for workers' compensation exposure. From July 1, 2008 through September 30, 2017, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500,000 per claim, subject to an aggregate maximum of $3,000,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $871,000 at September 30, 2017. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,652,000 as of September 30, 2017. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of September 30, 2017, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $175,000 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,293,000 at September 30, 2017. The differences between actual settlements and reserves are included in expense in the period finalized.

Hurricanes Harvey and Irma
During the nine months ended September 30, 2017, Hurricanes Harvey and Irma impacted four of our centers in Texas and one center in Florida, respectively. We incurred $0.2 million of costs which were recorded as hurricane costs in the accompanying interim consolidated statements of operations for the three and nine months ended September 30, 2017. The Company continues to evaluate the impact of the hurricanes on the business and intends to file a claim under its insurance program for damages.

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
In April 2010, the Compensation Committee of the Board of Directors adopted the 2010 Long-Term Incentive Plan (“2010 Plan”), followed by approval by the Company's shareholders in June 2010. The 2010 Plan allows the Company to issue stock appreciation rights, stock options and other share and cash based awards. In June 2017, our shareholders approved an amendment to the Long-Term Incentive Plan to increase the number of shares of our common stock authorized under the Plan from 380,000 shares to 680,000 shares. No grants can be made under the 2010 Plan after May 31, 2027.
Equity Grants and Valuations
During the nine months ended September 30, 2017 and 2016, the Compensation Committee of the Board of Directors approved grants totaling approximately 88,000 and 83,000 shares of restricted common stock to certain employees and members of the Board of Directors, respectively. The fair value of restricted shares are determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest 33% on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.
Prior to 2016, the Compensation Committee of the Board of Directors also approved grants of Stock Only Stock Appreciation Rights (“SOSARs”) and Stock Options at the market price of the Company's common stock on the grant date. The SOSARs and Options vest 33% on the first, second and third anniversaries of the grant date, and expire 10 years from the grant date.
Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2016	231,000	$6.97
Granted	—	—
Exercised	—	—
Expired or cancelled	(17,000)	11.29
Outstanding, September 30, 2017	214,000	$6.64

Exercisable, September 30, 2017	209,000	$6.55

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2016	153,000	$9.47
Granted	88,000	9.98
Dividend Equivalents	3,000	10.35
Vested	(74,000)	9.03
Cancelled	(1,000)	9.98
Outstanding, September 30, 2017	169,000	$9.94
Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2016	54,000	$11.10
Granted	26,000	9.98
Dividend Equivalents	1,000	10.35
Vested	(37,000)	12.11
Cancelled	—	—
Outstanding, September 30, 2017	44,000	$9.59

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

While no SOSARs or Options were granted during 2017 and 2016, previously granted SOSARs and Options remain outstanding as of September 30, 2017. The following table summarizes information regarding stock options and SOSAR grants outstanding as of September 30, 2017:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$10.21 to $10.88	$10.63	46,000	$40,000	41,000	$33,000
$2.37 to $6.21	$5.55	168,000	$1,000,000	168,000	$1,000,000
		214,000		209,000
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $766,000 and $721,000 in the nine month periods ended September 30, 2017 and 2016, respectively.

7.	EARNINGS (LOSS) PER COMMON SHARE
Information with respect to basic and diluted net income (loss) per common share is presented below in thousands, except per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)
Income (loss) from continuing operations	$(581)	$(958)	1,148	(3,182)
Income (loss) from discontinued operations, net of income taxes	1	(17)	(42)	(54)
Net income (loss)	$(580)	$(975)	$1,106	$(3,236)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$(0.09)	$(0.16)	$0.18	$(0.51)
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income (loss) per common share – basic	$(0.09)	$(0.16)	$0.17	$(0.52)
Per common share – diluted
Income (loss) from continuing operations	$(0.09)	$(0.16)	$0.18	$(0.51)
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income (loss) per common share – diluted	$(0.09)	$(0.16)	$0.17	$(0.52)
Weighted Average Common Shares Outstanding:
Basic	6,294	6,212	6,274	6,195
Diluted	6,294	6,212	6,465	6,195
The effects of 46,000 and 231,000 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the nine months ended September 30, 2017 and 2016, respectively, because these securities would have been anti-dilutive.

8. EQUITY METHOD INVESTMENT
The Company had one equity method investee, which was sold during the fourth quarter of 2016. The Company's share of the net profits and losses of the unconsolidated affiliate are reported as equity in net earnings or losses of unconsolidated affiliate in our statement of operations. For the nine-month period ended September 30, 2017, the equity in the net income of an unconsolidated affiliate was zero compared to $191,000 for the nine-month period ended September 30, 2016. The proceeds received from the sale are considered in the calculation of the gain on sale of investment in unconsolidated affiliate in our statement of operations. For the nine-month period ended September 30, 2017, the gain on the sale of investment in unconsolidated affiliate was $733,000, related to the liquidation of remaining assets affiliated with the partnership.

9.	BUSINESS DEVELOPMENTS AND OTHER SIGNIFICANT TRANSACTIONS
2017 Acquisition
On June 8, 2017, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with Park Place Nursing and Rehabilitation Center, LLC, Dunn Nursing Home, Inc., Wood Properties of Selma LLC, and Homewood of Selma, LLC to acquire a 103-bed skilled nursing center in Selma, Alabama, for an aggregate purchase price of $8,750,000. In connection with the funding of the acquisition, on June 30, 2017, the Company amended the terms of its Second Amended and Restated Term Loan Agreement to increase the facility by $7,500,000, which is described in Note 4 to the interim consolidated financial statements herein. The acquisition transaction closed on July 1, 2017. As a result of this business combination transaction, the Company preliminarily allocated the purchase price of $8,750,000 based on the fair value of the acquired net assets. The preliminary allocation for the building, land and furniture, fixtures and equipment were $7,332,000, $715,000, and $703,000, respectively.
2017 Lease Termination
On September 30, 2017, the Company entered into an Agreement with Trend Health and Rehab of Carthage, LLC ("Trend Health") to terminate the lease and the Company's right of possession of the center in Carthage, Mississippi. In consideration of the early termination of the lease, Trend Health provided the Company with a $250,000 cash termination payment which is included in lease termination receipts in the accompanying interim consolidated statements of operations for the three and nine months ended September 30, 2017. For accounting purposes, this transaction was not reported as a discontinued operation, which is in accordance with the modified authoritative guidance for reporting discontinued operations, effective January 1, 2015. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results.
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
2016 Acquisitions
On February 26, 2016, the Company exercised its purchase options to acquire the real estate assets for Diversicare of Hutchinson in Hutchinson, Kansas and Clinton Place in Clinton, Kentucky for $4,250,000 and $3,300,000, respectively. The Company has operated these facilities since February 2015 and April 2012, respectively. Hutchinson is an 85-bed skilled nursing facility, and Clinton is an 88-bed skilled nursing facility. As a result of the consummation of the Agreements, the Company allocated the purchase price and acquisition costs among the assets acquired based on their relative fair value at the acquisition date. The allocation of the purchase price was determined with the assistance of a third-party real estate valuation firm. The allocation for the assets acquired is as follows:

	Hutchinson	Clinton Place
Purchase Price	$4,250,000	$3,300,000
Acquisition Costs	43,000	34,000
	$4,293,000	$3,334,000

Allocation:
Buildings	3,443,000	2,898,000
Land	365,000	267,000
Furniture, Fixtures and Equipment	485,000	169,000
	$4,293,000	$3,334,000

2016 Lease Termination
On May 31, 2016, the Company entered into an Agreement with Avon Ohio, LLC to amend the original lease agreement, thus terminating the Company's right of possession of the facility in Avon, Ohio. As a result, the Company incurred lease termination costs of $2,008,000 in the second quarter of 2016. Under the amended agreement, the Company is required to pay $300,000 per year through the term of the original lease agreement, July 31, 2024. For accounting purposes, this transaction was not reported as a discontinued operation, which is in accordance with the modified authoritative guidance for reporting discontinued operations, effective January 1, 2015. A disposal is now required to be reported in discontinued operations only if the disposal represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results.
2016 Sale of Investment in Unconsolidated Affiliate
On October 28, 2016, the Company and its partners entered into an asset purchase agreement to sell the pharmacy joint venture. The sale resulted in a $1,366,000 gain in the fourth quarter of 2016. Subsequently, we recognized an additional gain of $733,000 for the nine-month period ended September 30, 2017, related to the final liquidation of remaining net assets affiliated with the partnership.

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
As of September 30, 2017, the Company’s continuing operations consist of 76 nursing centers with 8,457 licensed nursing beds. The Company owns 18 and leases 58 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 496 licensed assisted living and residential beds.
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
Improving skilled mix and average Medicare rate:
Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the three months ended September 30, 2017 and 2016 was 14.5% and 14.9%, respectively. The graph below illustrates our success with increasing our average Medicare rate per day:
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

On July 1, 2017, we acquired a 103-bed skilled nursing center in Selma, Alabama, including certain land, improvements, furniture, fixtures and equipment, personal property and intangible property for an aggregate purchase price of approximately $8.8 million. This center is expected to contribute in excess of $8.0 million in annual revenues. Refer to Note 9 to the interim consolidated financial statements for further discussion on this acquisition.
On October 1, 2016 and November 1, 2016, we assumed the operations of ten centers in Mississippi and 12 centers in Alabama, respectively, which is further discussed in Note 9 to the interim consolidated financial statements. These acquired facilities are expected to contribute in excess of $185 million in annual revenues.
As part of our strategic efforts, we have also performed thorough analysis on our existing centers in order to determine whether continuing operations within certain markets or regions was in line with the short-term and long-term strategy of the business. As a result, we ceased operations at our Carthage, Mississippi, facility in September 2017 and our Avon, Ohio, facility, in May 2016 thus terminating our lease agreements with the lessors. These transaction were not reported as discontinued operations as described in Note 9 to the interim consolidated financial statements.
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
The following table sets forth net patient and resident revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Medicaid	$77,027	52.6%	$49,083	50.4%	$223,410	51.9%	$144,628	49.7%
Medicare	36,449	24.9	26,468	27.2	113,360	26.3	80,887	27.8
Managed Care	10,992	7.5	6,710	6.9	31,756	7.4	20,642	7.1
Private Pay and other	21,909	15.0	15,052	15.5	61,901	14.4	44,906	15.4
Total	$146,377	100.0%	$97,313	100.0%	$430,427	100.0%	$291,063	100.0%

The following table sets forth average daily skilled nursing census by payor source for our continuing operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Medicaid	4,734	69.1%	3,129	68.1%	4,672	68.8%	3,073	68.2%
Medicare	724	10.6	525	11.4	775	11.4	526	11.7
Managed Care	270	3.9	159	3.5	262	3.9	161	3.6
Private Pay and other	1,126	16.4	779	17.0	1,082	15.9	748	16.5
Total	6,854	100.0%	4,592	100.0%	6,791	100.0%	4,508	100.0%
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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of September 30, 2017, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$104,304	$15,298	$28,001	$61,005	$—
Settlement obligations (2)	1,784	1,784	—	—	—
Elimination of Preferred Stock Conversion feature (3)	687	687	—	—	—
Operating leases (4)	1,085,761	57,459	118,396	122,328	787,578
Required capital expenditures under operating leases (5)	12,411	1,242	2,484	2,484	6,201
Total	$1,204,947	$76,470	$148,881	$185,817	$793,779

(1)
Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations. Our long-term debt obligations increased $9.0 million between December 31, 2016 and September 30, 2017, which is related to assumption of operation for the Golden Living centers and purchase of the center in Selma, Alabama. See Note 4, "Long-Term Debt and Interest Rate Swap," to the interim consolidated financial statements included in this report for additional information.

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

(4)
Represents lease payments under our operating lease agreements. Assumes all renewal periods are enacted. Our operating lease obligations decreased $46.1 million between December 31, 2016 and September 30, 2017.

(5)	Includes annual expenditure requirements under operating leases. Our required capital expenditures decreased $0.8 million between December 31, 2016 and September 30, 2017.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1.8 million as of September 30, 2017. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on September 30, 2017, the potential contingent liability for the repurchase of the equity grants is $0.6 million.

Results of Operations
The following tables present the unaudited interim statements of operations and related data for the three and nine month periods ended September 30, 2017 and 2016:

(in thousands)	Three Months Ended September 30,
	2017	2016	Change	%
PATIENT REVENUES, net	$146,377	$97,313	$49,064	50.4%
EXPENSES:
Operating	118,104	79,441	38,663	48.7%
Lease and rent expense	13,791	6,865	6,926	100.9%
Professional liability	2,617	1,977	640	32.4%
General and administrative	8,083	7,420	663	8.9%
Depreciation and amortization	2,988	1,992	996	50.0%
Lease termination receipts	(180)	—	(180)	100.0%
Total expenses	145,403	97,695	47,708	48.8%
OPERATING INCOME (LOSS)	974	(382)	1,356	355.0%
OTHER INCOME (EXPENSE):
Equity in net income of unconsolidated affiliate	—	130	(130)	(100.0)%
Interest expense, net	(1,668)	(1,201)	(467)	(38.9)%
Hurricane costs	(232)	—	(232)	100.0%
	(1,900)	(1,071)	(829)	(77.4)%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(926)	(1,453)	527	36.3%
BENEFIT FOR INCOME TAXES	345	495	(150)	(30.3)%
LOSS FROM CONTINUING OPERATIONS	$(581)	$(958)	$377	39.4%

(in thousands)	Nine Months Ended September 30,
	2017	2016	Change	%
PATIENT REVENUES, net	$430,427	$291,063	$139,364	47.9%
EXPENSES:
Operating	341,937	236,444	105,493	44.6%
Lease and rent expense	41,297	20,971	20,326	96.9%
Professional liability	8,011	5,977	2,034	34.0%
General and administrative	25,277	21,035	4,242	20.2%
Depreciation and amortization	8,095	6,055	2,040	33.7%
Lease termination costs (receipts)	(180)	2,008	(2,188)	(109.0)%
Total expenses	424,437	292,490	131,947	45.1%
OPERATING INCOME (LOSS)	5,990	(1,427)	7,417	519.8%
OTHER INCOME (EXPENSE):
Equity in net income of unconsolidated affiliate	—	191	(191)	(100.0)%
Gain on sale of investment in unconsolidated affiliate	733	—	733	100.0%
Interest expense, net	(4,692)	(3,429)	(1,263)	(36.8)%
Hurricane costs	(232)	—	(232)	100.0%
Debt retirement costs	—	(351)	351	100.0%
	(4,191)	(3,589)	(602)	(16.8)%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,799	(5,016)	6,815	135.9%
BENEFIT (PROVISION) FOR INCOME TAXES	(651)	1,834	(2,485)	(135.5)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$1,148	$(3,182)	$4,330	136.1%

Percentage of Net Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Operating	80.7	81.6	79.4	81.2
Lease and rent expense	9.4	7.1	9.6	7.2
Professional liability	1.8	2.0	1.9	2.1
General and administrative	5.5	7.6	5.9	7.2
Depreciation and amortization	2.0	2.0	1.9	2.1
Lease termination costs	(0.1)	—	—	0.7
Total expenses	99.3	100.3	98.7	100.5
OPERATING INCOME (LOSS)	0.7	(0.3)	1.3	(0.5)
OTHER INCOME (EXPENSE):
Equity in net losses of unconsolidated affiliate	—	0.1	—	0.1
Gain on sale of investment in unconsolidated affiliate	—	—	0.2	—
Interest expense, net	(1.1)	(1.2)	(1.1)	(1.2)
Hurricane costs	(0.2)	—	(0.1)	—
Debt retirement costs	—	—	—	(0.1)
	(1.3)	(1.1)	(1.0)	(1.2)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(0.6)	(1.4)	0.3	(1.7)
BENEFIT (PROVISION) FOR INCOME TAXES	0.2	0.5	(0.2)	0.6
LOSS FROM CONTINUING OPERATIONS	(0.4)%	(0.9)%	0.1%	(1.1)%

Three Months Ended September 30, 2017 Compared With Three Months Ended September 30, 2016
Patient Revenues
Patient revenues were $146.4 million and $97.3 million for the three months ended September 30, 2017 and 2016, respectively, an increase of $49.1 million. The following table summarizes the revenue fluctuations attributable to our portfolio growth (in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Same-store revenue	$96,889	$97,313	$(424)
2016 acquisition revenue	47,244	—	47,244
2017 acquisition revenue	2,244	—	2,244
Total revenue	$146,377	$97,313	$49,064
The overall increase in revenues of $49.1 million is primarily attributable to revenue contributions from the acquisition of the Golden Living operations in Alabama and Mississippi during the fourth quarter of 2016 and Park Place during the third quarter of 2017 of $49.5 million combined.
On a same-store center basis, the average Medicare and Medicaid rate per patient day for the third quarter of 2017 increased compared to the third quarter of 2016, resulting in increases in revenue of $0.6 million and $0.6 million, respectively, or 2.6% and 1.2%, respectively. Our same-store Medicare and Medicaid average daily census for the third quarter of 2017 decreased $1.8 million and $0.6 million, or 8.0% and 1.2%, respectively. Conversely our Managed Care average daily census for the third quarter of 2017 increased $0.8 million or 14.2%.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended September 30,
	2017	2016
Skilled nursing occupancy	80.1%	78.1%
As a percent of total census:
Medicare census	10.6%	11.4%
Medicaid census	69.1%	68.1%
Managed Care census	3.9%	3.5%
As a percent of total revenues:
Medicare revenues	24.9%	27.2%
Medicaid revenues	52.6%	50.4%
Managed Care revenues	7.5%	6.9%
Average rate per day:
Medicare	$455.95	$455.69
Medicaid	$176.26	$169.51
Managed Care	$379.68	$388.25

Operating Expense
Operating expense increased in the third quarter of 2017 to $118.1 million as compared to $79.4 million in the third quarter of 2016. Operating expense decreased as a percentage of revenue at 80.7% for the third quarter of 2017 as compared to 81.6% for the third quarter of 2016. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Three Months Ended September 30,
	2017	2016	Change
Same-store operating expense	$78,886	$79,441	$(555)
2016 acquisition expense	37,355	—	37,355
2017 acquisition expense	1,863	—	1,863
Total expense	$118,104	$79,441	$38,663
The overall increase in operating expense of $38.7 million is primarily attributable to the acquisition of the Golden Living operations in Alabama and Mississippi during the fourth quarter of 2016 of $37.4 million and Park Place during the third quarter of 2017 of $1.9 million.
On a same-store center basis, operating expenses slightly decreased by $0.6 million, which is attributable to favorable variances in bad debt expense, health insurance costs, and provider taxes of $0.6 million, $0.2 million and $0.2 million, respectively, in third quarter of 2017 compared to the third quarter of 2016. Conversely our same-store salaries and related taxes increased by $0.6 million in third quarter of 2017 compared to the third quarter of 2016.
One of the largest components of operating expenses is wages, which increased to $69.4 million during the third quarter of 2017 as compared to $46.2 million in the third quarter of 2016, which, consistent with above, is due primarily to acquisition activity.
Lease Expense
Lease expense increased in the third quarter of 2017 to $13.8 million as compared to $6.9 million in the third quarter of 2016. The increase in lease expense was primarily attributable to the 22 newly leased centers in Alabama and Mississippi, which occurred during the fourth quarter of 2016.
Professional Liability
Professional liability expense was $2.6 million and $2.0 million in the third quarters of 2017 and 2016, respectively. Our cash expenditures for professional liability costs of continuing operations were $1.7 million and $1.2 million for the third quarters of 2017 and 2016, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.

General and Administrative Expense
General and administrative expense was $8.1 million in the third quarter of 2017 as compared to $7.4 million in the third quarter of 2016, an increase of $0.7 million, but conversely decreased as a percentage of revenue from 7.6% in 2016 to 5.5% in 2017. The increase in general and administrative expense is attributable to an increase in corporate wages and payroll taxes, travel and health insurance costs by $0.9 million, $0.1 million and $0.1 million, respectively, which is due to the acquisition of 22 new centers during the fourth quarter of 2016. The increase was partially offset by a $0.7 million decrease in legal costs during third quarter of 2017 compared to the third quarter of 2016, which is also related to the 2016 acquisitions.
Depreciation and Amortization
Depreciation and amortization expense was approximately $3.0 million in the third quarter of 2017 as compared to $2.0 million in 2016. The increase in depreciation expense relates to fixed assets at the newly leased centers.
Lease Termination Costs (Receipts)
The Company ceased operations at our Carthage, Mississippi center in September 2017, which resulted in a $0.2 million cash termination payment, net of legal costs, in the third quarter of 2017. This was recorded as lease termination receipts during third quarter of 2017.

Interest Expense, Net
Interest expense was $1.7 million in the third quarter of 2017 and $1.2 million in the third quarter of 2016, an increase of $0.5 million. The increase was primarily attributable to higher debt balances in 2017 as a result of the change in ownership processes for the newly leased Alabama and Mississippi centers.
Hurricane costs
Hurricane costs of $0.2 million were included during the third quarter 2017, which related to Hurricanes Harvey and Irma.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss of $0.9 million before income taxes for the third quarter of 2017 as compared to a loss of $1.5 million for the third quarter of 2016. The benefit for income taxes was less than $0.4 million for the third quarter of 2017, and the benefit for income taxes was $0.5 million for the third quarter of 2016. Both basic and diluted loss per common share from continuing operations were $0.09 for the third quarter of 2017 as compared to both basic and diluted loss per common share from continuing operations of $0.16 in the third quarter of 2016.
Nine Months Ended September 30, 2017 Compared With Nine Months Ended September 30, 2016
Patient Revenues
Patient revenues were $430.4 million and $291.1 million for the nine months ended September 30, 2017 and 2016, respectively, an increase of $139.3 million. The following table summarizes the revenue fluctuations attributable to our portfolio growth (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Same-store revenue	$289,279	$291,063	$(1,784)
2016 acquisition revenue	138,904	—	138,904
2017 acquisition revenue	2,244	—	2,244
Total revenue	$430,427	$291,063	$139,364
The overall increase in revenues of $139.3 million is primarily attributable to revenue contributions from the acquisition of the Golden Living operations in Alabama and Mississippi during the fourth quarter of 2016 and Park Place during the third quarter of 2017 of $141.2 million combined. The increase from the acquisition activity was partially offset by a decrease in same-store revenue of $1.8 million which is explained in more detail below.
For same-store centers, the nine months ended September 30, 2017 experienced one less day of operations compared to the nine months ended September 30, 2016, resulting in a decrease in revenue of $0.7 million or 0.3%.
On a same-store basis, our Medicare and Medicaid average daily census for the nine months ended September 30, 2017 decreased compared to the nine months ended September 30, 2016, resulting in decreases in revenue of $3.1 million and $1.9 million, respectively, or 4.6% and 1.3%, respectively. The average Medicare and Medicaid rate per patient day for same-store centers in 2017 increased $1.8 million and $1.5 million, respectively, or 2.6% and 1.0%, respectively.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Nine Months Ended September 30,
	2017	2016
Skilled nursing occupancy	80.0%	77.2%
As a percent of total census:
Medicare census	11.4%	11.7%
Medicaid census	68.8%	68.2%
Managed Care census	3.9%	3.6%
As a percent of total revenues:
Medicare revenues	26.3%	27.8%
Medicaid revenues	51.9%	49.7%
Managed Care revenues	7.4%	7.1%
Average rate per day:
Medicare	$453.35	$455.33
Medicaid	$174.66	$168.42
Managed Care	$384.00	$390.71

Operating Expense
Operating expense increased for the nine months ended September 30, 2017 to $341.9 million as compared to $236.4 million for the nine months ended September 30, 2016. Operating expense decreased as a percentage of revenue at 79.4% in 2017 as compared to 81.2% in 2016. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Nine Months Ended September 30,
	2017	2016	Change
Same-store operating expense	$231,260	$236,444	$(5,184)
2016 acquisition expense	108,814	—	108,814
2017 acquisition expense	1,863	—	1,863
Total expense	$341,937	$236,444	$105,493
The overall increase in operating expense of $105.5 million is primarily attributable the acquisition of the Golden Living operations in Alabama and Mississippi during the fourth quarter of 2016 and Park Place during the third quarter of 2017 of $110.7 million combined.
On a same-store center basis, operating expenses decreased by $5.2 million, which is attributable to a provider tax refund of $2.6 million from the state of Kentucky and a decrease in our bad debt expense by $2.2 million. Our same-store nursing and ancillary, maintenance and utility, and dietary expenses decreased by $0.3 million, $0.3 million and $0.2 million, respectively. Conversely, these positive variances were slightly offset by an increase in salaries and related taxes of $0.8 million in 2017.
One of the largest components of operating expenses is wages, which increased to $200.5 million during 2017 as compared to $136.4 million in, which is due primarily to the centers acquired in 2016.
Lease Expense
Lease expense increased for the nine months ended September 30, 2017 to $41.3 million as compared to $21.0 million for the nine months ended September 30, 2016. The increase in lease expense was primarily attributable to the 22 newly leased centers in Alabama and Mississippi, which occurred during the fourth quarter of 2016.
Professional Liability
Professional liability expense was $8.0 million and $6.0 million for the nine months ended September 30, 2017 and 2016, respectively. Our cash expenditures for professional liability costs of continuing operations were $6.1 million and $2.8 million for the nine months ended September 30, 2017 and 2016, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and Administrative Expense

General and administrative expense was $25.3 million for the nine months ended September 30, 2017 as compared to $21.0 million for the nine months ended September 30, 2016, an increase of $4.2 million, but conversely a decrease as a percentage of revenue from 7.2% in 2016 to 5.9% in 2017. The increase in general and administrative expense is primarily attributable to an increase in wages, travel and consulting fees by $3.9 million, $0.2 million and $0.2 million, respectively, which is due to the acquisition of 22 new centers during the fourth quarter of 2016.
Depreciation and Amortization
Depreciation and amortization expense was approximately $8.1 million in 2017 as compared to $6.1 million in 2016. The increase in depreciation expense relates to fixed assets at the newly leased centers.
Lease Termination Costs (Receipts)
The Company ceased operations at our Carthage, Mississippi, center in September 2017, which resulted in a $0.2 million cash termination payment, net of legal costs, in the third quarter of 2017. This was recorded as lease termination receipts during the nine months ended September 30, 2017.
Gain on sale of investment in unconsolidated affiliate
Gain on the sale of investment in unconsolidated affiliate was $0.7 million for the nine months ended September 30, 2017. The Company and its partners entered into an asset purchase agreement to sell the pharmacy joint venture in the fourth quarter of 2016. A gain of $1.4 million was recognized for the period ended December 31, 2016. The additional gain recognized in the first quarter of 2017 is related to the final liquidation of remaining net assets affiliated with the partnership.
Interest Expense, Net
Interest expense was $4.7 million for the nine months ended September 30, 2017 and $3.4 million for the nine months ended September 30, 2016, an increase of $1.3 million. The increase was primarily attributable to higher debt balances in 2017 as a result of the change in ownership processes for the newly leased Alabama and Mississippi centers.
Hurricane costs
Hurricane costs of $0.2 million were included during the nine months ended September 30, 2017, which related to Hurricanes Harvey and Irma.
Income (loss) from Continuing Operations before Income Taxes; Income (loss) from Continuing Operations per Common Share
As a result of the above, continuing operations reported income of $1.8 million before income taxes for the nine months ended September 30, 2017 as compared to a loss of $5.0 million for the nine months ended September 30, 2016. The provision for income taxes was $0.7 million for the nine months ended September 30, 2017, and the benefit for income taxes was $1.8 million for the nine months ended September 30, 2016. The basic and diluted income per common share from continuing operations was $0.18 and $0.18, respectively, for the nine months ended September 30, 2017 as compared to both basic and diluted loss per common share from continuing operations of $0.51 for the six months ended September 30, 2016.
Liquidity and Capital Resources
Liquidity
Our primary source of liquidity is the net cash flow provided by the operating activities of our centers. We believe that these internally generated cash flows will be adequate to service existing debt obligations, fund required capital expenditures as well as provide cash flows for investing opportunities. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit us over the long-term. Options for our use of cash include, but are not limited to, capital improvements, dividends, purchase of additional shares of our common stock, acquisitions, payment of existing debt obligations as well as initiatives to improve nursing center performance. We review these potential uses and align them to our cash flows with a goal of achieving long-term success.
Net cash provided by operating activities of continuing operations totaled $10.2 million for the nine months ended September 30, 2017, compared to net cash provided by operating activities of continuing operations of $5.9 million in the same period of 2016. The primary driver of the increase in cash provided by operating activities from continuing operations is the overall increase in income produced from operating activities during 2017 which increased $4.3 million.
Our cash expenditures related to professional liability claims of continuing operations were $6.1 million and $2.8 million for nine months ended September 30, 2017 and 2016, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $16.3 million and $9.9 million in 2017 and 2016, respectively. The fluctuation is primarily attributable to the asset purchase of Park Place in Selma, Alabama in July 2017 for $8.8 million. The Company's capital expenditures increased for the nine months ended September 30, 2017 compared to September 30, 2016, which is related to the acquisition of 22 centers during the fourth quarter of 2016.
Financing activities of continuing operations provided cash of $5.4 million in 2017 primarily due to draws on the Company's revolving credit facility. In 2016, financing activities of continuing operations provided cash of $6.5 million primarily due to draws on the Company's revolving credit facility and the new debt associated with the Company's refinance in February 2016.

Dividends
On October 26, 2017, the Board of Directors declared a quarterly dividend of $0.055 per common share payable to shareholders of record as of December 31, 2017, to be paid on January 15, 2017. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.
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
As of September 30, 2017, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $19.6 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of September 30, 2017, we had $89.3 million of outstanding long-term debt and capital lease obligations. The $89.3 million total includes $1.8 million in capital lease obligations and $20.0 million currently outstanding on the revolving credit facility. The balance of the long-term debt is comprised of $67.5 million owed on our mortgage loan, which includes $65.0 million on the term loan facility and $2.5 million on the acquisition loan facility.
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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72.5 million with a five-year maturity through February 26, 2021, and a $27.5 million Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30.0 million. As of September 30, 2017, the interest rate related to the Amended Mortgage Loan was 5.25%. The Amended Mortgage Loan is secured by eighteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
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
Effective June 30, 2017, the Company entered into a Second Amendment (the "Second Term Amendment") to amend the Amended Mortgage Loan. The Second Term Amendment amends the terms of the Amended Mortgage Loan Agreement by increasing the Company's term loan facility by $7.5 million.
As of September 30, 2017, the Company had $20.0 million borrowings outstanding under the Amended Revolver compared to $15.0 million outstanding as of December 31, 2016. The outstanding borrowings on the revolver primarily compensate for accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under the Amended Revolver are 3.00% of the amount outstanding. The Company has eleven letters of credit with a total value of $13.4 million outstanding as of September 30, 2017.

Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of 38.3 million, the balance available for borrowing under the Amended Revolver was $4.8 million at September 30, 2017.
Our lending agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. We are in compliance with all such covenants at September 30, 2017.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at September 30, 2017
Minimum fixed charge coverage ratio	1.05:1.00	1.08:1.00
Minimum adjusted EBITDA	$13.0 million	$19.0 million
EBITDAR (mortgaged centers)	$10.0 million	$15.8 million
Current ratio (as defined in agreement)	1.00:1.00	1.23:1.00
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
Accounts receivable attributable to patient services of continuing operations totaled $76.9 million at September 30, 2017 compared to $72.5 million at December 31, 2016, representing approximately 47 days and 47 days revenue in accounts receivable, respectively. The increase in accounts receivable is due to an increase in Medicaid collections from the centers undergoing the change in ownership process.
The allowance for bad debt was $13.0 million at September 30, 2017 as compared to $10.3 million at December 31, 2016. We continually evaluate the adequacy of our bad debt reserves based on patient mix trends, aging of older balances, payment terms and delays with regard to third-party payors, collateral and deposit resources, as well as other factors. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Off-Balance Sheet Arrangements
We have eleven letters of credit outstanding with an aggregate value of approximately $13.4 million as of September 30, 2017. Eleven of these letters of credit serve as a security deposits for certain center leases, while one was issued in conjunction with the initial funding of our wholly-owned captive insurance company. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our interim consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. Forward-looking statements are predictive in nature and are frequently identified by the use of terms such as "may," "will," "should," "expect," "believe," "estimate," "intend," and similar words indicating possible future expectations, events or actions. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to:

•	our ability to successfully integrate the operations of our new nursing centers in Alabama, Mississippi, Kansas and Kentucky, as well as successfully operate all of our centers,

•	our ability to increase census at our centers,

•	changes in governmental reimbursement,

•	government regulation,

•	the impact of the recently adopted federal health care reform or any future health care reform,

•	any increases in the cost of borrowing under our credit agreements,

•	our ability to extend or replace our current credit facility,

•	our ability to comply with covenants contained in those credit agreements,

•	our ability to renew or extend our leases at or prior to the end of the existing lease terms,

•	the outcome of professional liability lawsuits and claims,

•	our ability to control ultimate professional liability costs,

•	the accuracy of our estimate of our anticipated professional liability expense,

•	the impact of future licensing surveys,

•	the outcome of proceedings alleging violations of state or Federal False Claims Acts,

•	laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors,

•	the costs of investing in our business initiatives and development,

•	our ability to control costs,

•	changes to our valuation of deferred tax assets,

•	changes in occupancy rates in our centers, changing economic and competitive conditions,

•	changes in anticipated revenue and cost growth,

•	changes in the anticipated results of operations,

•	the effect of changes in accounting policies as well as others.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of September 30, 2017, we had outstanding borrowings of approximately $87.6 million, $58.8 million of which was subject to variable interest rates. In connection with our February 2016 financing agreement, we entered into an interest rate swap with an initial notional amount of $30.0 million to mitigate the floating interest rate risk of a portion of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.6 million annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2017. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2017, we are engaged in 71 professional liability lawsuits. Seven lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee ("DOJ") had commenced a civil investigation of potential violations of the False Claims Act ("FCA"). In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against two of its centers. In response to civil investigative demands (“CIDs”) and informal requests, the Company has provided to the DOJ documents and information relating to the Company’s practices and policies for rehabilitation and other services, relating to the preadmission evaluation forms ("PAEs") required by TennCare, and relating to the Pre-Admission Screening and Resident Reviews ("PASRRs") required by the Medicare program. The DOJ has also obtained testimony from current and former employees of the Company. The DOJ’s civil investigation has been focused on six of our centers, but the DOJ has indicated that all of the Company’s centers are the subject of the investigation related to rehabilitation therapy.
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
We cannot currently predict with certainty the ultimate impact of any of the above cases on our financial condition, cash flows or results of operations. Our reserve for professional liability expenses does not include any amounts for the pending DOJ investigation or the purported class action against the Arkansas center. An unfavorable outcome in any of these lawsuits, any of our professional liability actions, any regulatory action, or any investigation or lawsuit alleging violations of fraud and abuse laws, elderly abuse laws or any state or Federal False Claims Act law could subject us to fines, penalties and damages, including exclusion from the Medicare or Medicaid programs, and could have a material adverse impact on our financial condition, cash flows or results of operations.
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
The following exhibits are filed as part of this report on Form 10-Q.

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

3.8	Amendment to Certificate of Incorporation dated June 9, 2016 (incorporated by reference to Exhibit 3.8 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

3.9	Bylaw Second Amendment adopted April 14, 2016.

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement No. 33-76150 on Form S-1).

**10.1	Binding Term Sheet for Master Lease Agreement dated September 25, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
**    Confidential treatment has been requested for portions of this exhibit

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversicare Healthcare Services, Inc.

November 2, 2017

	By:	/s/ Kelly J. Gill
Kelly J. Gill
President and Chief Executive Officer, Principal Executive Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
Executive Vice President and Chief Financial Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant