Form 10-Q
period 2018-06-30
Diversicare Healthcare Services, Inc.
filed 2018-08-02
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2018
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,536,158
(Outstanding shares of the issuer’s common stock as of July 30, 2018)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,811	$3,524
Receivables, less allowance for doubtful accounts of $14,235 at December 31, 2017	63,591	64,929
Other receivables	1,456	375
Prepaid expenses and other current assets	3,672	3,248
Income tax refundable	1,298	537
Current assets of discontinued operations	20	45
Total current assets	73,848	72,658
PROPERTY AND EQUIPMENT, at cost	135,485	147,549
Less accumulated depreciation and amortization	(81,184)	(78,345)
Property and equipment, net	54,301	69,204
OTHER ASSETS:
Deferred income taxes, net	15,052	15,154
Deferred lease and other costs, net	114	137
Acquired leasehold interest, net	6,499	6,691
Assets held for sale	13,269	—
Other noncurrent assets	5,106	3,725
Total other assets	40,040	25,707
	$168,189	$167,569
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(continued)

	June 30, 2018	December 31, 2017
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations	$12,760	$13,065
Trade accounts payable	14,969	14,080
Current liabilities of discontinued operations	461	461
Accrued expenses:
Payroll and employee benefits	20,059	20,013
Self-insurance reserves, current portion	9,044	8,792
Other current liabilities	7,284	7,856
Total current liabilities	64,577	64,267
NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion and deferred financing costs, net	74,236	74,603
Self-insurance reserves, less current portion	17,393	13,458
Other noncurrent liabilities	5,826	8,779
Total noncurrent liabilities	97,455	96,840
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY:
Common stock, authorized 20,000 shares, $.01 par value, 6,768 and 6,687 shares issued, and 6,536 and 6,455 shares outstanding, respectively	68	67
Treasury stock at cost, 232 shares of common stock	(2,500)	(2,500)
Paid-in capital	23,249	22,720
Accumulated deficit	(15,673)	(14,534)
Accumulated other comprehensive income	1,013	709
Total shareholders’ equity	6,157	6,462
	$168,189	$167,569
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2018	2017
PATIENT REVENUES, net	$141,082	$142,550
EXPENSES:
Operating	111,440	113,166
Lease and rent expense	13,725	13,763
Professional liability	3,182	2,724
General and administrative	9,295	8,221
Depreciation and amortization	2,847	2,620
Total expenses	140,489	140,494
OPERATING INCOME	593	2,056
OTHER INCOME (EXPENSE):
Gain on sale of investment in unconsolidated affiliate	308	—
Other income	28	—
Interest expense, net	(1,661)	(1,541)
Total other expense	(1,325)	(1,541)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(732)	515
BENEFIT (PROVISION) FOR INCOME TAXES	425	(134)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(307)	381
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax expense of $0 and $18, respectively	(4)	(28)
NET INCOME (LOSS)	$(311)	$353
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$(0.05)	$0.06
Discontinued operations	—	—
	$(0.05)	$0.06
Per common share – diluted
Continuing operations	$(0.05)	$0.06
Discontinued operations	—	—
	$(0.05)	$0.06
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,370	6,294
Diluted	6,370	6,472

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands and unaudited)

	Three Months Ended June 30,
	2018	2017
NET INCOME (LOSS)	$(311)	$353
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	134	146
Less: reclassification adjustment for amounts recognized in net income	(38)	(116)
Total other comprehensive income	96	30
COMPREHENSIVE INCOME (LOSS)	$(215)	$383

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Six Months Ended June 30,
	2018	2017
PATIENT REVENUES, net	$282,367	$284,050
EXPENSES:
Operating	223,718	223,833
Lease and rent expense	27,438	27,506
Professional liability	5,957	5,394
General and administrative	17,434	17,194
Depreciation and amortization	5,728	5,107
Total expenses	280,275	279,034
OPERATING INCOME	2,092	5,016
OTHER INCOME (EXPENSE):
Gain on sale of investment in unconsolidated affiliate	308	733
Other income	79	—
Interest expense, net	(3,330)	(3,024)
Total other expense	(2,943)	(2,291)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(851)	2,725
BENEFIT (PROVISION) FOR INCOME TAXES	463	(996)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(388)	1,729
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax expense of $11 and $27, respectively	(26)	(43)
NET INCOME (LOSS)	$(414)	$1,686
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$(0.06)	$0.28
Discontinued operations	—	(0.01)
	$(0.06)	$0.27
Per common share – diluted
Continuing operations	$(0.06)	$0.27
Discontinued operations	—	(0.01)
	$(0.06)	$0.26
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.11	$0.11
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,342	6,263
Diluted	6,342	6,458

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands and unaudited)

	Six Months Ended June 30,
	2018	2017
NET INCOME (LOSS)	$(414)	$1,686
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	455	400
Less: reclassification adjustment for amounts recognized in net income	(151)	(233)
Total other comprehensive income	304	167
COMPREHENSIVE INCOME (LOSS)	$(110)	$1,853

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Six Months Ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(414)	$1,686
Discontinued operations	(26)	(43)
Income (loss) from continuing operations	(388)	1,729
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,728	5,107
Provision for doubtful accounts	—	4,187
Deferred income tax provision (benefit)	(34)	403
Provision for self-insured professional liability, net of cash payments	1,722	(309)
Stock-based compensation	765	504
Gain on sale of unconsolidated affiliate	(308)	(733)
Provision for leases in excess of cash payments	(916)	(304)
Deferred bonus	—	600
Other	283	247
Changes in assets and liabilities affecting operating activities:
Receivables, net	342	(7,313)
Prepaid expenses and other assets	(2,651)	620
Trade accounts payable and accrued expenses	2,072	(2,647)
Net cash provided by continuing operations	6,615	2,091
Discontinued operations	(632)	(329)
Net cash provided by operating activities	5,983	1,762
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,896)	(5,121)
Deposit in escrow	—	(8,673)
Proceeds from sale of unconsolidated affiliate	308	1,100
Net cash used in continuing operations	(3,588)	(12,694)
Discontinued operations	—	—
Net cash used in investing activities	(3,588)	(12,694)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(9,057)	(14,166)
Proceeds from issuance of debt	8,203	26,074
Financing costs	(137)	(226)
Issuance and redemption of employee equity awards	(78)	(94)
Payment of common stock dividends	(702)	(692)
Payment for preferred stock restructuring	(337)	(327)
Net cash (used in) provided by financing activities	(2,108)	10,569
Discontinued operations	—	—
Net cash (used in) provided by financing activities	$(2,108)	$10,569
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Six Months Ended June 30,
	2018	2017
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$287	$(363)
CASH AND CASH EQUIVALENTS, beginning of period	3,524	4,263
CASH AND CASH EQUIVALENTS, end of period	$3,811	$3,900
SUPPLEMENTAL INFORMATION:
Cash payments of interest	$2,920	$2,563
Cash payments of income taxes	$321	$625
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Acquisition of equipment through capital lease	$—	$7
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2018 AND 2017
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
As of June 30, 2018, the Company’s continuing operations consist of 76 nursing centers with 8,456 licensed nursing beds. The Company owns 18 and leases 58 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 497 licensed assisted and residential living beds.

2.	CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements include the operations and accounts of Diversicare Healthcare Services and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company had one equity method investee, which was sold during the fourth quarter of 2016. The sale resulted in a $1,366 gain in the fourth quarter of 2016. Subsequently, the Company recognized additional gains of $308 and $733 for the six-month periods ended June 30, 2018 and 2017, respectively, related to the liquidation of remaining assets affiliated with the partnership.
The interim consolidated financial statements for the three and six month periods ended June 30, 2018 and 2017, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2018, and the results of operations for the three and six month periods ended June 30, 2018 and 2017, and cash flows for the six month periods ended June 30, 2018 and 2017. The Company’s balance sheet information at December 31, 2017, was derived from its audited consolidated financial statements as of December 31, 2017.
Effective January 1, 2018, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed in Notes 3 and 4 to the interim consolidated financial statements. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standard.
The results of operations for the periods ended June 30, 2018 and 2017 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
Accounting Standards Recently Issued But Not Yet Adopted by the Company
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Disclosures will be required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We anticipate this standard will have a material impact on our consolidated financial position and results of operations. We have organized an implementation group of cross-functional departmental management to ensure the completeness of our lease information, analyze the appropriate classification of current leases under the new standard, and develop new processes to execute, approve and classify leases on an ongoing basis. We have also implemented software tools and processes to maintain lease information critical to applying the new standard. We are continuing to evaluate the extent of this anticipated impact on our consolidated financial position and results of operations and the quantitative and qualitative factors that will impact the Company as part of the adoption.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This update is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. This update requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. This standard is effective for the fiscal year beginning after December 15, 2019 with early adoption permitted. The Company is in the initial stages of evaluating the impact from the adoption of this new standard on the consolidated financial statements and related notes.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to simplify and amend the application of hedge accounting to more clearly portray the economics of an entity’s risk management strategies in its financial statements. The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting and reduce complexity in fair value hedges of interest rate risk. The new guidance also changes how companies assess effectiveness and amends the presentation and disclosure requirements. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally the entire change in the fair value of a hedging instrument will be required to be presented in the same income statement line as the hedged item. The new guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The new guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period or fiscal year before the effective date. The Company is evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.
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
In March 2018, the FASB issued ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 ("SAB No. 118"), which allowed SEC registrants to record provisional amounts in earnings for the year ended December 31, 2017 due to the complexities involved in accounting for the enactment of the Tax Cuts and Jobs Act. The Company recognized the estimated income tax effects of the Tax Cuts and Jobs Act in its 2017 Consolidated Financial Statements in accordance with SAB No. 118.

4. REVENUE RECOGNITION
On January 1, 2018, the Company adopted ASC 606 using the modified retrospective method for all contracts as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP". The adoption of ASC 606 represents a change in accounting principle that will more closely align revenue recognition with the delivery of the Company's services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. ASC 606 requires companies to exercise more judgment and recognize revenue in accordance with the standard's core principle by applying the following five steps:
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
The Company performed analyses using the application of the portfolio approach as a practical expedient to group patient contracts with similar characteristics, such that revenue for a given portfolio would not be materially different than if it were evaluated on a contract-by-contract basis. These analyses incorporated consideration of reimbursements at varying rates from Medicaid, Medicare, Managed Care, Private Pay, Assisted Living, Hospice, and Veterans for services provided in each corresponding state. It was determined that the contracts are not materially different for the following groups: Medicaid, Medicare, Managed Care and Private Pay and other (Assisted Living, Hospice and Veterans).
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

The Company satisfies its performance obligation by providing quality of care services to its patients and residents on a daily basis until termination of the contract. The performance obligation is recognized on a time elapsed basis, by day, for which the services are provided. For these contracts, the Company has the right to consideration from the customer in an amount that directly corresponds with the value to the customer of the Company's performance to date. Therefore, the Company recognizes revenue based on the amount billable to the customer in accordance with the practical expedient in ASC 606-10-55-18. Additionally, because the Company applied ASC 606 using certain practical expedients, the Company elected not to disclose the aggregate amount of the transaction price for unsatisfied, or partially unsatisfied, performance obligations for all contracts with an original expected length of one year or less.
The Company incurs costs related to patient/resident contracts, such as legal and advertising expenses. The contract costs are expensed as incurred. They are not expected to be recovered and are not chargeable to the patient/resident regardless of whether the contract is executed.

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers as of January 1, 2018 was not material to the interim consolidated financial statements. As a result of applying the modified retrospective method to adopt ASC 606, the following adjustments were made to our operating results:

	Three Months Ended June 30, 2018
	As Reported	Increase (Decrease)		Balances as if the previous accounting guidance was in effect
Patient Revenues, net	$141,082	3,789 (362) 3,427	(a) (b)	$144,509
Operating Expenses	$111,440	3,789	(a)	$115,229
Total Expenses	$140,489	3,789	(a)	$144,278

(a) Adjusts for the implicit price concession of bad debt expense.
(b) Adjusts for the implementation of ASC 606.

	Six Months Ended June 30, 2018
	As Reported	Increase (Decrease)		Balances as if the previous accounting guidance was in effect
Patient Revenues, net	$282,367	7,252 (618) 6,634	(a) (b)	$289,001
Operating Expenses	$223,718	7,252	(a)	$230,970
Total Expenses	$280,275	7,252	(a)	$287,527

(a) Adjusts for the implicit price concession of bad debt expense.
(b) Adjusts for the implementation of ASC 606.

	As of June 30, 2018
	As Reported	Increase (Decrease)		Balances as if the previous accounting guidance was in effect
Accounts Receivable	$63,591	(618) 16,050 15,432	(a) (b)	$79,023
Accumulated Deficit	$(15,673)	618 (198) 420	(a) (c)	$(15,253)

(a) Adjusts for the implementation of ASC 606.
(b) Adjusts for a direct reduction of accounts receivable that would have been reflected as allowance for doubtful accounts in the consolidated balance sheet prior to the adoption of ASC 606.
(c) Reflects the tax adjustment for the ASC 606 adjustment of $618.

Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,
	2018		2018		2017(1)
	As reported		As Adjusted to Legacy GAAP		As reported
Medicaid	$65,603	46.5%	$75,216	52.0%	$73,510	51.6%
Medicare	27,863	19.7%	36,079	25.0%	38,900	27.3%
Managed Care	13,303	9.4%	11,888	8.2%	9,959	7.0%
Private Pay and other	34,313	24.4%	21,326	14.8%	20,181	14.1%
Total	$141,082	100.0%	$144,509	100.0%	$142,550	100.0%

	Six Months Ended June 30,
	2018		2018		2017(1)
	As reported		As Adjusted to Legacy GAAP		As reported
Medicaid	$129,489	45.9%	$148,431	51.4%	$146,383	51.5%
Medicare	57,614	20.4%	74,217	25.7%	76,911	27.1%
Managed Care	27,515	9.7%	23,980	8.3%	20,764	7.3%
Private Pay and other	67,749	24.0%	42,373	14.6%	39,992	14.1%
Total	$282,367	100.0%	$289,001	100.0%	$284,050	100.0%

(1) As noted above, prior period amounts have not been adjusted under the application of the modified retrospective method.

5.	LONG-TERM DEBT AND INTEREST RATE SWAP
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

A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30,000. The Amended Mortgage Loan balance was $72,630 as of June 30, 2018, consisting of $63,630 on the term loan facility with an interest rate of 6.00% and $9,000 on the acquisition loan facility with an interest rate of 6.8%. The Amended Mortgage Loan is secured by eighteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
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
Effective June 30, 2017, the Company entered into a Second Amendment ("Second Term Amendment") to amend the Amended Mortgage Loan. The Second Term Amendment amended the terms of the Amended Mortgage Loan Agreement by increasing the Company's term loan facility by $7,500.
Effective February 27, 2018, the Company executed a Fifth Amendment to the Amended Revolver and a Third Amendment to the Amended Mortgage Loan. Under the terms of the Amendments, the minimum fixed charge coverage ratio shall not be less than 1.01 to 1.00 as of March 31, 2018 and for each quarter thereafter.
As of June 30, 2018, the Company had $15,000 borrowings outstanding under the Amended Revolver compared to $16,000 outstanding as of December 31, 2017. The outstanding borrowings on the revolver were used primarily to compensate for accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with Centers for Medicare & Medicaid Services (“CMS”). Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has eleven letters of credit with a total value of $13,714 outstanding as of June 30, 2018. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $36,891 the balance available for borrowing under the Amended Revolver was $8,177 at June 30, 2018.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. The Company is in compliance with all such covenants at June 30, 2018.
Interest Rate Swap Transaction
As part of the debt agreements entered into in April 2013, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the February 26, 2016 amendment to the Credit Agreement, the Company amended the terms of its interest rate swap. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and has an amortizing notional amount that was $28,135 as of June 30, 2018. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amount.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at June 30, 2018, the Company determined that the interest rate swap was highly effective. The interest rate swap valuation model indicated a net asset of $606 at June 30, 2018. The fair value of the interest rate swap is included in “other noncurrent assets” on the Company’s interim consolidated balance sheet. The asset related to the change in the interest rate swap included in accumulated other comprehensive income at June 30, 2018 is $412 net of the income tax provision of $194. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

6.    COMMITMENTS AND CONTINGENCIES
Professional Liability and Other Liability Insurance
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), to replace some of the expiring commercial policies. SHC covers losses up to specified limits per occurrence. All of the Company's nursing centers in Florida, and Tennessee are now covered under the captive insurance policies along with many of the nursing centers in Alabama, Kentucky, and Texas. The insurance coverage provided for these centers under the SHC policy provides coverage limits of at least $500 per medical incident with a sublimit per center of $1,000 and total annual aggregate policy limits of $5,000. All other centers within the Company's portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers. The deductibles for these policies are covered through the insurance subsidiary.
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $24,229 as of June 30, 2018. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
As of June 30, 2018, the Company is engaged in 79 professional liability lawsuits. Eleven lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $2,775 and $4,338 for the six months ended June 30, 2018 and 2017, respectively.
The Company follows the FASB ASU, "Presentation of Insurance Claims and Related Insurance Recoveries," that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the estimated insurance recovery receivables are included within "Other Current Assets" and "Other Noncurrent Assets" on the Consolidated Balance Sheet. As of June 30, 2018 there are estimated insurance recovery receivables of $3,080.
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

In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two centers that were subject of the original civil investigative demand ("CID"). In connection with this matter, between July 2013 and early February 2016, the Company received three civil investigative demands (a form of subpoena) for documents. The Company has responded to those demands and also provided voluntarily additional information requested by the DOJ. The DOJ has also taken testimony from current and former employees of the Company. In May 2018, the Company learned that a second FCA complaint had been filed in late 2016 relating to the Company’s practices and policies for rehabilitation therapy at some of its facilities. The government’s investigation relates to the Company’s practices and policies for rehabilitation and other services at all of its facilities, for preadmission evaluation forms ("PAEs") required by TennCare and for Pre-Admission Screening and Resident Reviews ("PASRRs") required by the Medicare program.
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
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either a prefunded deductible policy or state-sponsored programs. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2007 until June 30, 2008, the Company is completely insured for workers' compensation exposure. From the period from July 1, 2008 through June 30, 2018, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500 per claim, subject to an aggregate maximum of $3,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $593 at June 30, 2018. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,030 as of June 30, 2018. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of June 30, 2018, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $200 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,615 at June 30, 2018. The differences between actual settlements and reserves are included in expense in the period finalized.

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

Equity Grants and Valuations
During the six months ended June 30, 2018 and 2017, the Compensation Committee of the Board of Directors approved grants totaling approximately 90 and 88 shares of restricted common stock to certain employees and members of the Board of Directors, respectively. The fair value of restricted shares is determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest 33% on the first, second and third anniversaries of the grant date. Generally, unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed.
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
Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2017	211	$6.64
Granted	30	8.14
Exercised	—	—
Expired or cancelled	(15)	10.81
Outstanding, June 30, 2018	226	$6.56

Exercisable, June 30, 2018	206	$6.41

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2017	164	$9.95
Granted	90	8.14
Dividend Equivalents	3	7.15
Vested	(79)	10.27
Cancelled	(7)	9.62
Outstanding, June 30, 2018	171	$8.81

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2017	44	$9.59
Granted	16	8.14
Dividend Equivalents	1	7.14
Vested	(17)	8.91
Outstanding, June 30, 2018	44	$9.28

The SOSARs and Options were valued and recorded in the same manner, and, other than amounts that may be settled pursuant to employment agreements with certain members of management, will be settled with issuance of new stock for the difference between the market price on the date of exercise and the exercise price. The Company estimated the total recognized and unrecognized compensation related to SOSARs and stock options using the Black-Scholes-Merton equity grant valuation model.

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

The following table summarizes information regarding stock options and SOSAR grants outstanding as of June 30, 2018:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$8.14 to $10.80	$9.32	60	$—	40	$—
$2.37 to $6.21	$5.56	166	$206	166	$206
		226		206
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $765 and $504 in the six month periods ended June 30, 2018 and 2017, respectively.

8.	EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net income per common share is presented below in thousands, except per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss)
Income (loss) from continuing operations	$(307)	$381	$(388)	$1,729
Loss from discontinued operations, net of income taxes	(4)	(28)	(26)	(43)
Net income (loss)	$(311)	$353	$(414)	$1,686

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$(0.05)	$0.06	$(0.06)	$0.28
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss) per common share – basic	$(0.05)	$0.06	$(0.06)	$0.27
Per common share – diluted
Income (loss) from continuing operations	$(0.05)	$0.06	$(0.06)	$0.27
Loss from discontinued operations	—	—	—	(0.01)
Net income (loss) per common share – diluted	$(0.05)	$0.06	$(0.06)	$0.26
Weighted Average Common Shares Outstanding:
Basic	6,370	6,294	6,342	6,263
Diluted	6,370	6,472	6,342	6,458
The effects of 226 and 46 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the six months ended June 30, 2018 and 2017, respectively, because these securities would have been anti-dilutive.

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
$9,675

2018 Assets Held for Sale
During the first quarter of 2018, three of the Company's skilled nursing facilities met the accounting criteria to be classified as held for sale, but did not meet the accounting criteria to be reported as discontinued operations. The Company is selling the property and equipment affiliated with these centers. The recorded values of these centers' assets are $13,269. The centers' assets are classified as held for sale in the accompanying interim consolidated balance sheets.
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
2016 Sale of Investment in Unconsolidated Affiliate
On October 28, 2016, the Company and its partners entered into an asset purchase agreement to sell the pharmacy joint venture. The sale resulted in a $1,366 gain in the fourth quarter of 2016. Subsequently, the Company recognized additional gains of $308 and $733 for the six-month periods ended June 30, 2018 and 2017, respectively, related to the liquidation of remaining assets affiliated with the partnership.

10.	SUBSEQUENT EVENTS

On July 8, 2018 the Company entered into a membership interest purchase agreement with ALS Ontario Operating, Inc. to sell all of the issued and outstanding membership units of the Ontario Pointe facility. The transaction is expected to become effective in the third quarter of 2018.

On July 9, 2018 the Board of Directors of Diversicare Healthcare Services, Inc. announced the retirement of Kelly Gill as President, Chief Executive Officer and Board member of the Company, effective July 6, 2018. As a result of Mr. Gill's retirement, the Company recorded $1,172 in severance related expenses inclusive of $259 in additional stock based compensation expense in the second quarter of 2018. In accordance with Mr. Gill's employment agreement, the Company determined that the benefits to which Mr. Gill was entitled were probable of being paid. The Company also announced the appointment of James R. McKnight, Jr. as President and Chief Executive Officer of the Company.

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
As of June 30, 2018, the Company’s continuing operations consist of 76 nursing centers with 8,456 licensed nursing beds. The Company owns 18 and leases 58 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 497 licensed assisted living and residential beds.
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
Improving skilled mix and average Medicare rate:
Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the three months ended June 30, 2018 and 2017 was 14.8% and 15.6%, respectively. The graph below illustrates our success with increasing our average Medicare rate per day:

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
Effective July 1, 2017, we acquired a 103-bed skilled nursing center in Selma, Alabama, for an aggregate purchase price of $8,750, pursuant to an Asset Purchase Agreement with Park Place Nursing and Rehabilitation Center, LLC, Dunn Nursing Home, Inc., Wood Properties of Selma LLC, and Homewood of Selma, LLC. This transaction is further discussed in Note 9 "Business Development and Other Significant Transactions" to the interim consolidated financial statements.
During the first quarter of 2018, three of the Company's skilled nursing facilities met the accounting criteria to be classified as held for sale, but did not meet the accounting criteria to be reported as discontinued operations. The Company is selling the property and equipment affiliated with these centers. The recorded values of these centers' assets are $13,269 as of June 30, 2018. The centers' assets are classified as held for sale in the accompanying interim consolidated balance sheet.
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

	Three Months Ended June 30,
	2018		2018		2017
	As reported		As Adjusted to Legacy GAAP		As reported
Medicaid	$65,603	46.5%	$75,216	52.0%	$73,510	51.6%
Medicare	27,863	19.7%	36,079	25.0%	38,900	27.3%
Managed Care	13,303	9.4%	11,888	8.2%	9,959	7.0%
Private Pay and other	34,313	24.4%	21,326	14.8%	20,181	14.1%
Total	$141,082	100.0%	$144,509	100.0%	$142,550	100.0%

	Six Months Ended June 30,
	2018		2018		2017
	As reported		As Adjusted to Legacy GAAP		As reported
Medicaid	$129,489	45.9%	$148,431	51.4%	$146,383	51.5%
Medicare	57,614	20.4%	74,217	25.7%	76,911	27.1%
Managed Care	27,515	9.7%	23,980	8.3%	20,764	7.3%
Private Pay and other	67,749	24.0%	42,373	14.6%	39,992	14.1%
Total	$282,367	100.0%	$289,001	100.0%	$284,050	100.0%

The following table sets forth average daily skilled nursing census by primary payor source for our continuing operations for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Medicaid	4,645	68.9%	4,630	68.6%	4,617	68.4%	4,640	68.6%
Medicare	715	10.6	810	12.0	749	11.1	801	11.8
Managed Care	281	4.2	243	3.6	292	4.3	258	3.8
Private Pay and other	1,105	16.3	1,065	15.8	1,093	16.2	1,061	15.8
Total	6,746	100.0%	6,748	100.0%	6,751	100.0%	6,760	100.0%
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
In recent years, the U.S. Congress and some state legislatures have considered and enacted significant legislation concerning health care and health insurance. The most prominent of these efforts, the Affordable Care Act, affects how health care services are covered, delivered and reimbursed. As currently structured, the Affordable Care Act expands coverage through a combination of public program expansion and private sector reforms, provides for reduced growth in Medicare program spending, and promotes initiatives that tie reimbursement to quality and care coordination. Some of the provisions, such as the requirement that large employers provide health insurance benefits to full-time employees, have increased our operating expenses. The Affordable Care Act expands the role of home-based and community services, which may place downward pressure on our sustaining population of Medicaid patients. Reforms that we believe may have a material impact on the long-term care industry and on our business include, among others, possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. However, there is considerable uncertainty regarding the future of the Affordable Care Act. The Presidential administration and certain members of Congress have expressed their intent to repeal or make significant changes to the law, its implementation or its interpretation. For example, in 2017, Congress eliminated the financial penalty associated with the individual mandate, effective January 1, 2019.
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
On July 31, 2018, CMS issued a final rule outlining Medicare payment rates for skilled nursing facilities that will be effective October 1, 2018. CMS established that the SNF market basket will be updated by 2.4% as required by the Bipartisan Budget Act of 2018. CMS finalized a payment system called the Patient-Driven Payment Model ("PDPM") to replace the Resource Utilization Group ("RUG-IV") model. The PDPM is an updated version of the 2017 Advanced Notice of Proposed Rulemaking Resident Classification System Version 1 ("RCS-1"). CMS notes RCS-1 was revised based on stakeholder input. The implementation date for the final system is October 1, 2019. CMS will use a budget neutrality factor to satisfy the requirement that PDPM be budget neutral relative to RUG-IV. CMS stated that it intends for the new model to not to change the aggregate amount of Medicare payments to SNFs, but to more accurately reflect resource utilization without incentivizing inappropriate care delivery.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of June 30, 2018, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$100,846	$17,722	$83,089	$35	$—
Settlement obligations (2)	824	824	—	—	—
Elimination of Preferred Stock Conversion feature (3)	172	172	—	—	—
Operating leases (4)	1,046,148	58,751	120,826	124,263	742,308
Required capital expenditures under operating leases (5)	10,667	1,172	2,344	2,344	4,807
Total	$1,158,657	$78,641	$206,259	$126,642	$747,115

(1)
Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations. Our long-term debt obligations decreased $2.6 million between December 31, 2017 and June 30, 2018. See Note 5, "Long-Term Debt and Interest Rate Swap," to the interim consolidated financial statements included in this report for additional information.

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

(4)
Represents lease payments under our operating lease agreements. Assumes all renewal periods are enacted. Our operating lease obligations decreased $19.5 million between December 31, 2017 and June 30, 2018.

(5)	Includes annual expenditure requirements under operating leases. Our required capital expenditures decreased $1.2 million between December 31, 2017 and June 30, 2018.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1.9 million as of June 30, 2018. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee. In addition, upon the occurrence of any triggering event, those certain members of management may elect to require that we purchase equity awards granted to them for a purchase price equal to the difference in the fair market value of our common stock at the date of termination versus the stated equity award exercise price. Based on the closing price of our common stock on June 30, 2018, the potential contingent liability for the repurchase of the equity grants is $0.1 million.
Kelly Gill retired as Chief Executive Officer, effective July 6, 2018. In connection with his retirement, we recorded approximately $1.2 million in severance related expenses in the second quarter of 2018 in accordance with Mr. Gill's employment agreement.

Results of Operations
The following tables present the unaudited interim consolidated statements of operations and related data for the three and six month periods ended June 30, 2018 and 2017:

(in thousands)	Three Months Ended June 30,
	2018	2017	Change	%
PATIENT REVENUES, net	$141,082	$142,550	$(1,468)	(1.0)%
EXPENSES:
Operating	111,440	113,166	(1,726)	(1.5)%
Lease and rent expense	13,725	13,763	(38)	(0.3)%
Professional liability	3,182	2,724	458	16.8%
General and administrative	9,295	8,221	1,074	13.1%
Depreciation and amortization	2,847	2,620	227	8.7%
Total expenses	140,489	140,494	(5)	—%
OPERATING INCOME	593	2,056	(1,463)	(71.2)%
OTHER INCOME (EXPENSE):
Gain on sale of investment in unconsolidated affiliate	308	—	308	(100.0)%
Other income	28	—	28	100.0%
Interest expense, net	(1,661)	(1,541)	(120)	(7.8)%
	(1,325)	(1,541)	216	14.0%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(732)	515	(1,247)	(242.1)%
BENEFIT (PROVISION) FOR INCOME TAXES	425	(134)	559	417.2%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(307)	$381	$(688)	(180.6)%

(in thousands)	Six Months Ended June 30,
	2018	2017	Change	%
PATIENT REVENUES, net	$282,367	$284,050	$(1,683)	(0.6)%
EXPENSES:
Operating	223,718	223,833	(115)	(0.1)%
Lease and rent expense	27,438	27,506	(68)	(0.2)%
Professional liability	5,957	5,394	563	10.4%
General and administrative	17,434	17,194	240	1.4%
Depreciation and amortization	5,728	5,107	621	12.2%
Total expenses	280,275	279,034	1,241	0.4%
OPERATING INCOME	2,092	5,016	(2,924)	(58.3)%
OTHER INCOME (EXPENSE):
Gain on sale of investment in unconsolidated affiliate	308	733	(425)	(100.0)%
Other income	79	—	79	100.0%
Interest expense, net	(3,330)	(3,024)	(306)	(10.1)%
	(2,943)	(2,291)	(652)	(28.5)%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(851)	2,725	(3,576)	(131.2)%
BENEFIT (PROVISION) FOR INCOME TAXES	463	(996)	1,459	146.5%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(388)	$1,729	$(2,117)	(122.4)%

Percentage of Net Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Operating	79.0	79.4	79.2	78.8
Lease and rent expense	9.7	9.7	9.7	9.7
Professional liability	2.3	1.9	2.1	1.9
General and administrative	6.6	5.8	6.2	6.1
Depreciation and amortization	2.0	1.8	2.0	1.8
Total expenses	99.6	98.6	99.2	98.3
OPERATING INCOME	0.4	1.4	0.8	1.7
OTHER INCOME (EXPENSE):
Gain on sale of investment in unconsolidated affiliate	0.2	—	0.1	0.3
Other income	—	—	—	—
Interest expense, net	(1.1)	(1.1)	(1.2)	(1.1)
	(0.9)	(1.1)	(1.1)	(0.8)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(0.5)	0.3	(0.3)	0.9
BENEFIT (PROVISION) FOR INCOME TAXES	0.3	(0.1)	0.2	(0.4)
INCOME FROM CONTINUING OPERATIONS	(0.2)%	0.2%	(0.1)%	0.5%

Three Months Ended June 30, 2018 Compared With Three Months Ended June 30, 2017
Patient Revenues
Patient revenues were $141.1 million and $142.6 million for the three months ended June 30, 2018 and 2017, respectively, a decrease of $1.5 million. The following summarizes the revenue fluctuations attributable to our portfolio growth (in thousands):

	Three Months Ended June 30,
	2018		2017
	As reported	As adjusted to Legacy GAAP	As reported	Change
Same-store revenue	$138,747	$142,174	$142,550	$(376)
2017 acquisition revenue	2,335	2,335	—	2,335
Total revenue	$141,082	$144,509	$142,550	$1,959
The difference between patient revenues for the second quarter of 2018 is due to the implementation of ASC 606. Refer to Note 4 "Revenue Recognition" to the interim consolidated financial statements.
The overall increase in revenues as adjusted to legacy GAAP of $2.0 million is primarily attributable to revenue contributions from the acquisition of the Park Place operations during the second quarter of 2018 of $2.3 million.
On a same-store center basis, the average Medicare and Medicaid rate per patient day for the second quarter of 2018 increased compared to the second quarter of 2017, resulting in increases in revenue of $0.1 million and $1.3 million, respectively, or 0.4% and 1.8%, respectively. Our same-store Medicare average daily census for the second quarter of 2018 decreased $4.1 million or 12.5%. Conversely, our Managed Care average daily census for the second quarter of 2018 increased $1.3 million or 15.0%. Our ancillary revenue for the second quarter of 2018 increased $1.3 million.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended June 30,
	2018	2017
Skilled nursing occupancy	79.8%	79.8%
As a percent of total census:
Medicare census	10.6%	12.0%
Medicaid census	68.9%	68.6%
Managed Care census	4.2%	3.6%
As a percent of total revenues:
Medicare revenues	25.0%	27.3%
Medicaid revenues	52.0%	51.6%
Managed Care revenues	8.2%	7.0%
Average rate per day:
Medicare	$455.29	$453.02
Medicaid	$177.58	$173.92
Managed Care	$397.49	$391.60

Operating Expense
Operating expense decreased in the second quarter of 2018 to $111.4 million as compared to $113.2 million in the second quarter of 2017. Operating expense decreased as a percentage of revenue at 79.0% for the second quarter of 2018 as compared to 79.4% for the second quarter of 2017. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Three Months Ended June 30,
	2018		2017
	As reported	As adjusted to Legacy GAAP	As reported	Change
Same-store operating expense	$109,758	$113,547	$113,166	$381
2017 acquisition expense	1,682	1,682	—	1,682
Total expense	$111,440	$115,229	$113,166	$2,063
The overall increase in operating expense of $2.1 million is partially attributable to the acquisition of the Park Place operations during the second quarter of 2018 of $1.7 million.
On a same-store center basis, operating expenses increased by $0.4 million, which is attributable to unfavorable variances in salaries and related taxes and maintenance and utilities of $1.1 million and $0.2 million, respectively, in second quarter of 2018 compared to the second quarter of 2017.
One of the largest components of operating expenses is wages, which increased to $67.8 million during the second quarter of 2018 as compared to $65.8 million in the second quarter of 2017, which is due primarily to acquisition activity.
Lease Expense
Lease expense in the second quarter of 2018 remained consisted with the second quarter of 2017 at $13.7 million.
Professional Liability
Professional liability expense was $3.2 million and $2.7 million in the second quarters of 2018 and 2017, respectively. Our cash expenditures for professional liability costs of continuing operations were $1.7 million and $2.3 million for the second quarters of 2018 and 2017, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and Administrative Expense
General and administrative expense was $9.3 million in the second quarter of 2018 as compared to $8.2 million in the second quarter of 2017. General and administrative expense increased as a percentage of revenue to 6.6% in the second quarter of 2018 from 5.8% in the second quarter of 2017. The increase in general and administrative expense is attributable to $1.2 million of severance expense recorded in the second quarter of 2018.
Depreciation and Amortization
Depreciation and amortization expense was approximately $2.8 million in the second quarter of 2018 as compared to $2.6 million in 2017. The increase in depreciation expense relates to the fixed asset acquisition of a center located in Selma, Alabama during the third quarter of 2017 and other capital expenditures.
Gain on sale of investment in unconsolidated affiliate
Gain on the sale of investment in unconsolidated affiliate was $0.3 million for the three months ended June 30, 2018. The Company and its partners entered into an asset purchase agreement to sell the pharmacy joint venture in the fourth quarter of 2016. The subsequent income related to the final liquidation of remaining net assets affiliated with the partnership.
Interest Expense, Net
Interest expense was $1.7 million in the second quarter of 2018 and $1.5 million in the second quarter of 2017, an increase of $0.2 million. The increase was primarily attributable to the amendment of the term loan facility that occurred in June 2017.
Income (loss) from Continuing Operations before Income Taxes; Income from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss of $0.7 million before income taxes for the second quarter of 2018 as compared to income of $0.5 million for the second quarter of 2017. The benefit for income taxes was $0.4 million for the second quarter of 2018, and the provision for income taxes was $0.1 million for the second quarter of 2017. Both basic and diluted loss per common share from continuing operations were $0.05 for the second quarter of 2018 as compared to both basic and diluted income per common share from continuing operations of $0.06 in the second quarter of 2017.

Six Months Ended June 30, 2018 Compared With Six Months Ended June 30, 2017
Patient Revenues
Patient revenues were $282.4 million and $284.1 million for the six months ended June 30, 2018 and 2017, respectively, a decrease of $1.7 million. The following table summarizes the revenue fluctuations attributable to our portfolio growth (in thousands):

	Six Months Ended June 30,
	2018		2017
	As reported	As adjusted to Legacy GAAP	As reported	Change
Same-store revenue	$277,650	$284,284	$284,050	$234
2017 acquisition revenue	4,717	4,717	—	4,717
Total revenue	$282,367	$289,001	$284,050	$4,951
The change in patient revenues for the second quarter of 2018 is due to the implementation of ASC 606. Refer to Note 4 "Revenue Recognition" to the interim consolidated financial statements.
The overall increase in revenues as adjusted to legacy GAAP of $5.0 million is primarily attributable to revenue contributions from the acquisition of the Park Place operations during the first quarter of 2018 of $4.7 million.
On a same-store basis, our Medicare and Medicaid average daily census for the six months ended June 30, 2018 decreased compared to the six months ended June 30, 2017, resulting in decreases in revenue of $4.7 million and $0.4 million, respectively, or 7.2% and 0.3%, respectively. Conversely, our Managed Care average daily census for the six months ended June 30, 2018 increased $2.2 million or 12.3%.The average Medicaid, Medicare and Managed Care rate per patient day for same-store centers in 2018 increased $2.4 million, $0.4 million, and $0.4 million or 1.7%, 0.6%, and 2.2%, respectively.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Six Months Ended June 30,
	2018	2017
Skilled nursing occupancy	79.8%	80.0%
As a percent of total census:
Medicare census	11.1%	11.8%
Medicaid census	68.4%	68.6%
Managed Care census	4.3%	3.8%
As a percent of total revenues:
Medicare revenues	25.7%	27.1%
Medicaid revenues	51.4%	51.5%
Managed Care revenues	8.3%	7.3%
Average rate per day:
Medicare	$455.51	$452.15
Medicaid	$177.19	$173.83
Managed Care	$394.64	$386.31

Operating Expense
Operating expense decreased for the six months ended June 30, 2018 to $223.7 million as compared to $223.8 million for the six months ended June 30, 2017. Operating expense increased as a percentage of revenue at 79.2% in 2018 as compared to 78.8% in 2017. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Six Months Ended June 30,
	2018		2017
	As reported	As adjusted to Legacy GAAP	As reported	Change
Same-store operating expense	$220,432	$227,684	$223,833	$3,851
2017 acquisition expense	3,286	3,286	—	3,286
Total expense	$223,718	$230,970	$223,833	$7,137
The overall increase in operating expense of $7.1 million is partially attributable to the acquisition of the Park Place operations for the six months ended June 30, 2018 of $3.3 million.
On a same-store center basis, operating expenses increased by $3.9 million, which is attributable to a provider tax refund of $2.2 million from the state of Kentucky during the first quarter of 2017. Additionally, our salaries and related taxes increased by $3.2 million, which is due primarily to acquisition activity. These increases were partially offset by a decrease in health insurance costs and workers' compensation of $1.0 million and $0.4 million, respectively.
One of the largest components of operating expenses is wages, which increased to $134.9 million during 2018 as compared to $130.8 million in 2017, which, consistent with above, is due primarily to acquisition activity.
Lease Expense
Lease expense remained relatively consistent for the six months ended June 30, 2018 of $27.4 million as compared to $27.5 million for the six months ended June 30, 2017.
Professional Liability
Professional liability expense was $6.0 million and $5.4 million for the six months ended June 30, 2018 and 2017, respectively. Our cash expenditures for professional liability costs of continuing operations were $2.8 million and $4.3 million for the six months ended June 30, 2018 and 2017, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and Administrative Expense
General and administrative expense was $17.4 million for the six months ended June 30, 2018 as compared to $17.2 million for the six months ended June 30, 2017, an increase of $0.2 million. As a percentage of revenue, general and administrative expense increased from 6.1% in 2017 to 6.2% in 2018. The increase in general and administrative expense is attributable to $1.2 million of severance expense recorded in the second quarter of 2018.
Depreciation and Amortization
Depreciation and amortization expense was approximately $5.7 million in 2018 as compared to $5.1 million in 2017. The increase in depreciation expense relates to fixed assets at the newly acquired centers and other capital expenditures.
Gain on sale of investment in unconsolidated affiliate
Gain on the sale of investment in unconsolidated affiliate was $0.3 million and $0.7 million for the six months ended June 30, 2018 and 2017, respectively. The additional gains recognized for the six months ended June 30, 2018 and 2017 are related to the final liquidation of remaining net assets affiliated with the partnership.
Interest Expense, Net
Interest expense was $3.3 million for the six months ended June 30, 2018 and $3.0 million for the six months ended June 30, 2017, an increase of $0.3 million. The increase was primarily attributable to the amendment of the term loan facility that occurred in June 2017.

Income (loss) from Continuing Operations before Income Taxes; Income from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss of $0.9 million before income taxes for the six months ended June 30, 2018 as compared to income of $2.7 million for the six months ended June 30, 2017. The benefit for income taxes was $0.5 million for the six months ended June 30, 2018, and the provision for income taxes was $1.0 million for the six months ended June 30, 2017. Both basic and diluted loss per common share from continuing operations were $0.06 for the six months ended June 30, 2018 as compared to basic and diluted income per common share from continuing operations of $0.28 and $0.27, respectively, for the six months ended June 30, 2017.
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
Net cash provided by operating activities of continuing operations totaled $6.6 million for the six months ended June 30, 2018, compared to net cash provided by operating activities of continuing operations of $2.1 million in the same period of 2017. The primary driver of the increase in cash provided by operating activities from continuing operations is due to the timing of accounts receivable collections.
Our cash expenditures related to professional liability claims of continuing operations were $2.8 million and $4.3 million for six months ended June 30, 2018 and 2017, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $3.6 million and $12.7 million for the six months ended in 2018 and 2017, respectively. The fluctuation is due to the funds held in escrow of $8.7 million for the purchase of a center in Selma, Alabama for the six months ended 2017.
Financing activities of continuing operations used cash of $2.1 million for the six months ended June 30, 2018 compared to cash provided of $10.6 million for the six months ended June 30, 2017. The decrease is primarily due to funds held in escrow for the six months ended 2017.

Dividends
On July 26, 2018, the Board of Directors declared a quarterly dividend of $0.055 per common share payable to shareholders of record as of September 30, 2018, to be paid on October 16, 2018. While the Board of Directors intends to pay quarterly dividends, the Board will make the determination of the amount of future cash dividends, if any, to be declared and paid based on, among other things, the Company’s financial condition, funds from operations, the level of its capital expenditures and its future business prospects and opportunities.
Professional Liability
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), to replace some of the expiring commercial policies. SHC covers losses up to specified limits per occurrence. On a per claim basis, coverage for losses in excess of those covered by SHC is maintained through unaffiliated commercial reinsurance carriers. All of the Company's nursing centers in Florida and Tennessee are now covered under the captive insurance policies along with many of the nursing centers in Alabama, Kentucky, and Texas. The insurance coverage provided for these centers under the SHC policy include coverage limits of $0.5 million per medical incident with a sublimit per center of $1.0 million and total annual aggregate policy limits of $5.0 million. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers. The deductibles for these policies are covered through the insurance subsidiary.

As of June 30, 2018, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $24.2 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of June 30, 2018, we had $88.7 million of outstanding long-term debt and capital lease obligations. The $88.7 million total includes $0.9 million in capital lease obligations and $15.0 million currently outstanding on the revolving credit facility. The balance of the long-term debt is comprised of $72.8 million owed on our mortgage loan, which includes $63.6 million on the term loan facility, $9.0 million on the acquisition loan facility and $0.2 million notes payable to finance equipment.
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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72.5 million with a five-year maturity through February 26, 2021, and a $27.5 million Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30.0 million. As of June 30, 2018, the interest rate related to the Amended Mortgage Loan was 6.00%. The Amended Mortgage Loan is secured by eighteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
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
As of June 30, 2018, the Company had $15.0 million borrowings outstanding under the Amended Revolver compared to $16.0 outstanding as of December 31, 2017. The outstanding borrowings on the revolver primarily compensate for accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under the Amended Revolver are 3.00% of the amount outstanding. The Company has eleven letters of credit with a total value of $13.7 million outstanding as of June 30, 2018. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $36.9 million, the balance available for borrowing under the Amended Revolver was $8.2 million at June 30, 2018.
Our lending agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. We are in compliance with all such covenants at June 30, 2018.

Our calculated compliance with financial covenants is presented below:

	Requirement	Level at June 30, 2018
Minimum fixed charge coverage ratio	1.01:1.00	1.09:1.00
Minimum adjusted EBITDA	$13.0 million	$19.2 million
EBITDAR (mortgaged centers)	$10.0 million	$17.2 million
Current ratio (as defined in agreement)	1.00:1.00	1.24:1.00
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
Off-Balance Sheet Arrangements
We have eleven letters of credit outstanding with an aggregate value of approximately $13.7 million as of June 30, 2018. The letters of credit serve as a security deposits for certain center leases. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our interim consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. Forward-looking statements are predictive in nature and are frequently identified by the use of terms such as "may," "will," "should," "expect," "believe," "estimate," "intend," and similar words indicating possible future expectations, events or actions. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to:

•	our ability to successfully integrate the operations of our new nursing center in Alabama, as well as successfully operate all of our centers,

•	our ability to increase census at our centers and occupancy rates at our centers,

•	changes in governmental reimbursement,

•	government regulation,

•	the impact of the Affordable Care Act, efforts to repeal or significantly modify the Affordable Care Act, and other health care reform initiatives,

•	any increases in the cost of borrowing under our credit agreements,

•	our ability to comply with covenants contained in those credit agreements,

•	our ability to comply with the terms of our master lease agreements,

•	our ability to renew or extend our leases at or prior to the end of the existing lease terms,

•	the outcome of professional liability lawsuits and claims,

•	our ability to control ultimate professional liability costs,

•	the accuracy of our estimate of our anticipated professional liability expense,

•	the impact of future licensing surveys,

•	the outcome of proceedings alleging violations of state or Federal False Claims Acts,

•	laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors,

•	the costs of investing in our business initiatives and development,

•	our ability to control costs,

•	our ability to attract and retain qualified healthcare professionals,

•	changes to our valuation of deferred tax assets,

•	changing economic and competitive conditions,

•	changes in anticipated revenue and cost growth,

•	changes in the anticipated results of operations,

•	the effect of changes in accounting policies as well as others.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of June 30, 2018, we had outstanding borrowings of approximately $87.8 million, $59.5 million of which was subject to variable interest rates. In connection with our February 2016 financing agreement, we entered into an interest rate swap with an initial notional amount of $30.0 million to mitigate the floating interest rate risk of a portion of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.6 million annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2018. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.

Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.
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
Other than the items described above, there have been no changes in our internal control over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2018, we are engaged in 79 professional liability lawsuits. Eleven lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee ("DOJ") had commenced a civil investigation of potential violations of the False Claims Act ("FCA"). In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two centers that were the subject of the original civil investigative demand ("CID"). In connection with this matter, between July 2013 and early February 2016, the Company received three civil investigative demands (a form of subpoena) for documents and information. The Company has responded to those demands and also provided voluntarily additional information requested by the DOJ. The DOJ has also taken testimony from current and former employees of the Company. In May 2018, the Company learned that a second FCA complaint had been filed in late 2016 relating to the Company’s practices and policies for rehabilitation therapy at some of its facilities. The government’s investigation relates to the Company’s practices and policies for rehabilitation and other services at all of its facilities, for preadmission evaluation forms ("PAEs") required by TennCare and for Pre-Admission Screening and Resident Reviews ("PASRRs") required by the Medicare program.
In June 2016, the Company received an authorized investigative demand (a form of subpoena) for documents in connection with a criminal investigation by the DOJ related to our practices with respect to PAEs and PASRRs, and the Company has provided documents responsive to this subpoena and continues to provide additional information as requested.
The Company cannot predict the outcome of these investigations or the related lawsuits under the False Claims Act,, and the outcome could have a materially adverse effect on the Company, including the imposition of treble damages, criminal charges, fines, penalties and/or a corporate integrity agreement. Additionally, the uncertainty regarding the outcome of these investigations makes it more difficult for the Company to pursue strategic possibilities, longer term initiatives or to make significant financial commitments outside of the normal course of its business. The Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
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

10.1	Kelly Gill Separation Agreement

31.1	Certification of Chief Executive and Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversicare Healthcare Services, Inc.

August 2, 2018

	By:	/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
President and Chief Executive Officer, Principal Financial Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant