Form 10-Q
period 2018-09-30
Diversicare Healthcare Services, Inc.
filed 2018-11-01
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2018
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

☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,518,013
(Outstanding shares of the issuer’s common stock as of October 29, 2018)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2018	December 31, 2017
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,293	$3,524
Receivables, less allowance for doubtful accounts of $14,235 at December 31, 2017	65,927	64,929
Other receivables	1,551	375
Prepaid expenses and other current assets	3,829	3,248
Income tax refundable	862	537
Current assets of discontinued operations	20	45
Total current assets	75,482	72,658
PROPERTY AND EQUIPMENT, at cost	137,430	147,549
Less accumulated depreciation and amortization	(83,956)	(78,345)
Property and equipment, net	53,474	69,204
OTHER ASSETS:
Deferred income taxes, net	15,891	15,154
Deferred lease and other costs, net	279	137
Acquired leasehold interest, net	6,403	6,691
Assets held for sale	13,299	—
Other noncurrent assets	7,503	3,725
Total other assets	43,375	25,707
	$172,331	$167,569
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(continued)

	September 30, 2018	December 31, 2017
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and capitalized lease obligations, net	$12,576	$13,065
Trade accounts payable	14,146	14,080
Current liabilities of discontinued operations	461	461
Accrued expenses:
Payroll and employee benefits	20,131	20,013
Self-insurance reserves, current portion	13,051	8,792
Other current liabilities	8,361	7,856
Total current liabilities	68,726	64,267
NONCURRENT LIABILITIES:
Long-term debt and capitalized lease obligations, less current portion and deferred financing costs, net	77,308	74,603
Self-insurance reserves, less current portion	16,301	13,458
Accrued litigation contingency	6,400	—
Other noncurrent liabilities	5,134	8,779
Total noncurrent liabilities	105,143	96,840
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ EQUITY (DEFICIT):
Common stock, authorized 20,000 shares, $.01 par value, 6,749 and 6,687 shares issued, and 6,517 and 6,455 shares outstanding, respectively	68	67
Treasury stock at cost, 232 shares of common stock	(2,500)	(2,500)
Paid-in capital	23,267	22,720
Accumulated deficit	(23,432)	(14,534)
Accumulated other comprehensive income	1,059	709
Total shareholders’ equity (deficit)	(1,538)	6,462
	$172,331	$167,569
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,
	2018	2017
PATIENT REVENUES, net	$141,431	$146,377
EXPENSES:
Operating	113,799	118,104
Lease and rent expense	13,764	13,791
Professional liability	2,933	2,617
Litigation contingency expense (Note 6)	6,400	—
General and administrative	7,537	8,083
Depreciation and amortization	2,964	2,988
Lease termination receipts	—	(180)
Total expenses	147,397	145,403
OPERATING INCOME (LOSS)	(5,966)	974
OTHER INCOME (EXPENSE):
Other income	36	—
Interest expense, net	(1,666)	(1,668)
Hurricane costs	—	(232)
Total other expense	(1,630)	(1,900)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,596)	(926)
BENEFIT FOR INCOME TAXES	207	345
LOSS FROM CONTINUING OPERATIONS	(7,389)	(581)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of tax expense of $0 and $1, respectively	(8)	1
NET LOSS	$(7,397)	$(580)
NET LOSS PER COMMON SHARE:
Per common share – basic
Continuing operations	$(1.15)	$(0.09)
Discontinued operations	—	—
	$(1.15)	$(0.09)
Per common share – diluted
Continuing operations	$(1.15)	$(0.09)
Discontinued operations	—	—
	$(1.15)	$(0.09)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.055	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,400	6,294
Diluted	6,400	6,294

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands and unaudited)

	Three Months Ended September 30,
	2018	2017
NET LOSS	$(7,397)	$(580)
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	46	203
Less: reclassification adjustment for amounts recognized in net income	—	(115)
Total other comprehensive income	46	88
COMPREHENSIVE LOSS	$(7,351)	$(492)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Nine Months Ended September 30,
	2018	2017
PATIENT REVENUES, net	$423,798	$430,427
EXPENSES:
Operating	337,517	341,937
Lease and rent expense	41,202	41,297
Professional liability	8,890	8,011
Litigation contingency expense (Note 6)	6,400	—
General and administrative	24,971	25,277
Depreciation and amortization	8,692	8,095
Lease termination receipts	—	(180)
Total expenses	427,672	424,437
OPERATING INCOME (LOSS)	(3,874)	5,990
OTHER INCOME (EXPENSE):
Gain on sale of investment in unconsolidated affiliate	308	733
Other income	115	—
Interest expense, net	(4,996)	(4,692)
Hurricane costs	—	(232)
Total other expense	(4,573)	(4,191)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,447)	1,799
BENEFIT (PROVISION) FOR INCOME TAXES	670	(651)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,777)	1,148
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $11 and $25, respectively	(34)	(42)
NET INCOME (LOSS)	$(7,811)	$1,106
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$(1.22)	$0.18
Discontinued operations	(0.01)	(0.01)
	$(1.23)	$0.17
Per common share – diluted
Continuing operations	$(1.22)	$0.18
Discontinued operations	(0.01)	(0.01)
	$(1.23)	$0.17
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.165	$0.165
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,362	6,274
Diluted	6,362	6,465

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Nine Months Ended September 30,
	2018	2017
NET INCOME (LOSS)	$(7,811)	$1,106
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	501	603
Less: reclassification adjustment for amounts recognized in net income	(151)	(348)
Total other comprehensive income	350	255
COMPREHENSIVE INCOME (LOSS)	$(7,461)	$1,361

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,811)	$1,106
Discontinued operations	(34)	(42)
Income (loss) from continuing operations	(7,777)	1,148
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	8,692	8,095
Provision for doubtful accounts	—	6,407
Deferred income tax provision (benefit)	(829)	52
Provision for self-insured professional liability, net of cash payments	2,224	(168)
Litigation contingency expense	6,400	—
Stock-based compensation	947	766
Gain on sale of unconsolidated affiliate	(308)	(733)
Provision for leases in excess of cash payments	(1,363)	(517)
Deferred bonus	—	700
Other	250	388
Changes in assets and liabilities affecting operating activities:
Receivables, net	(2,134)	(8,387)
Prepaid expenses and other assets	(2,379)	459
Trade accounts payable and accrued expenses	2,391	1,977
Net cash provided by continuing operations	6,114	10,187
Discontinued operations	(645)	(241)
Net cash provided by operating activities	5,469	9,946
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,964)	(8,638)
Property acquisitions	—	(8,750)
Proceeds from sale of unconsolidated affiliate	308	1,100
Net cash used in continuing operations	(5,656)	(16,288)
Discontinued operations	—	—
Net cash used in investing activities	(5,656)	(16,288)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(15,330)	(24,381)
Proceeds from issuance of debt	17,203	31,574
Financing costs	(137)	(195)
Issuance and redemption of employee equity awards	(219)	(94)
Payment of common stock dividends	(1,053)	(1,038)
Payment for preferred stock restructuring	(508)	(492)
Net cash (used in) provided by financing activities	(44)	5,374
Discontinued operations	—	—
Net cash (used in) provided by financing activities	$(44)	$5,374
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Nine Months Ended September 30,
	2018	2017
NET DECREASE IN CASH AND CASH EQUIVALENTS	$(231)	$(968)
CASH AND CASH EQUIVALENTS, beginning of period	3,524	4,263
CASH AND CASH EQUIVALENTS, end of period	$3,293	$3,295
SUPPLEMENTAL INFORMATION:
Cash payments of interest	$4,511	$3,989
Cash payments of income taxes	$474	$667
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Acquisition of equipment through capital lease	$203	$507
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2018 AND 2017
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
As of September 30, 2018, the Company’s continuing operations consist of 76 nursing centers with 8,456 licensed nursing beds. The Company owns 18 and leases 58 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 497 licensed assisted and residential living beds.

2.	CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements include the operations and accounts of Diversicare Healthcare Services and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation. The Company had one equity method investee, which was sold during the fourth quarter of 2016. The sale resulted in a $1,366 gain in the fourth quarter of 2016. Subsequently, the Company recognized additional gains of $308 and $733 for the nine-month periods ended September, 2018 and 2017, respectively, related to the liquidation of remaining assets affiliated with the partnership. All amounts subject to the liquidation of remaining assets affiliated with the partnership have been settled.
The interim consolidated financial statements for the three and nine month periods ended September 30, 2018 and 2017, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2018, and the results of operations for the three and nine month periods ended September 30, 2018 and 2017, and cash flows for the nine month periods ended September 30, 2018 and 2017. The Company’s balance sheet information at December 31, 2017, was derived from its audited consolidated financial statements as of December 31, 2017.
Effective January 1, 2018, we adopted the requirements of Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed in Notes 3 and 4 to the interim consolidated financial statements. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standard.
The results of operations for the periods ended September 30, 2018 and 2017 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

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
Accounting Standards Recently Issued But Not Yet Adopted by the Company
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For short term leases (those with a term of 12 months or less and that do not include a lessee purchase option that is reasonably certain to be exercised), a lessee is permitted to make an accounting election by asset class not to recognize lease assets and lease liabilities, which would generally result in lease expense being recognized on a straight-line basis over the lease term. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, which allows lessees and lessors to recognize and measure existing leases at the beginning of the period of adoption without modifying the comparative period financial statements (which therefore will remain under prior GAAP, Topic 840, Leases). The Company intends to use the optional expedient to reflect adoption in the period of adoption (which is January 1, 2019 for us) rather than the earliest period presented. For periods presented under Topic 842, extensive quantitative and qualitative disclosures will be required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company anticipates this standard will have a material impact on the consolidated financial position, primarily from nursing center operating leases. The Company has organized an implementation group of cross-functional departmental management to ensure the completeness of the lease information (specifically for new contracts entered into after the adoption date), analyze the appropriate classification of leases under the new standard, and develop new processes to execute, approve and classify new leases on an ongoing basis. The Company has also implemented software tools and processes to maintain lease information critical to applying the standard. The Company is in the process of cataloging its existing lease contracts and implementing changes to the systems, related processes and controls. The Company is planning to elect the package of practical expedients upon transition, which includes retaining the lease classification for any leases that exist prior to adoption of the standard. The Company is continuing to evaluate the extent of this anticipated impact on the consolidated financial position and results of operations and the quantitative and qualitative factors that will impact the Company as part of the adoption. The Company is additionally evaluating any modifications to its leasing strategy in response to the requirements of this standard.
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

Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers as of January 1, 2018 was not material to the interim consolidated financial statements. As a result of applying the modified retrospective method to adopt ASC 606, the following adjustments were made to our operating results:

	Three Months Ended September 30, 2018
	As Reported	Increase (Decrease)		Balances as if the previous accounting guidance was in effect
Patient Revenues, net	$141,431	3,903	(a)	$145,065
		(269)	(b)
		3,634
Operating Expenses	$113,799	3,903	(a)	$117,702
Total Expenses	$147,397	3,903	(a)	$151,300

(a) Adjusts for the implicit price concession of bad debt expense.
(b) Adjusts for the implementation of ASC 606.

	Nine Months Ended September 30, 2018
	As Reported	Increase (Decrease)		Balances as if the previous accounting guidance was in effect
Patient Revenues, net	$423,798	11,155	(a)	$434,066
		(887)	(b)
		10,268
Operating Expenses	$337,517	11,155	(a)	$348,672
Total Expenses	$427,672	11,155	(a)	$438,827

(a) Adjusts for the implicit price concession of bad debt expense.
(b) Adjusts for the implementation of ASC 606.

	As of September 30, 2018
	As Reported	Increase (Decrease)		Balances as if the previous accounting guidance was in effect
Accounts Receivable	$65,927	(887)	(a)	$81,275
		16,235	(b)
		15,348
Accumulated Deficit	$(23,432)	887	(a)	$(22,829)
		(284)	(c)
		603

(a) Adjusts for the implementation of ASC 606.
(b) Adjusts for a direct reduction of accounts receivable that would have been reflected as allowance for doubtful accounts in the consolidated balance sheet prior to the adoption of ASC 606.
(c) Reflects the tax impact for the ASC 606 adjustment of $887.

Disaggregation of Revenue
The following table summarizes revenue from contracts with customers by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,
	2018		2018		2017(1)
	As reported		As Adjusted to Legacy GAAP		As reported
Medicaid	$68,929	48.7%	$78,200	53.9%	$77,027	52.6%
Medicare	26,997	19.1%	34,933	24.1%	36,449	24.9%
Managed Care	12,404	8.8%	10,874	7.5%	10,992	7.5%
Private Pay and other	33,101	23.4%	21,058	14.5%	21,909	15.0%
Total	$141,431	100.0%	$145,065	100.0%	$146,377	100.0%

	Nine Months Ended September 30,
	2018		2018		2017(1)
	As reported		As Adjusted to Legacy GAAP		As reported
Medicaid	$198,418	46.8%	$226,631	52.2%	$223,410	51.9%
Medicare	84,611	20.0%	109,150	25.1%	113,360	26.3%
Managed Care	39,919	9.4%	34,854	8.0%	31,756	7.4%
Private Pay and other	100,850	23.8%	63,431	14.7%	61,901	14.4%
Total	$423,798	100.0%	$434,066	100.0%	$430,427	100.0%

(1) As noted above, prior period amounts have not been adjusted under the application of the modified retrospective method.

5.	LONG-TERM DEBT AND INTEREST RATE SWAP
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

Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original principal balance of $72,500 with a five-year maturity through February 26, 2021, and a $27,500 Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30,000. The Amended Mortgage Loan balance was $72,150 as of September 30, 2018, consisting of $63,150 on the term loan facility with an interest rate of 6.00% and $9,000 on the acquisition loan facility with an interest rate of 6.8%. The Amended Mortgage Loan is secured by eighteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
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
On December 29, 2016, the Company executed a Third Amendment ("Third Revolver Amendment") to amend the Amended Revolver. The Third Amendment modified the terms of the Amended Revolving Agreement by increasing the Company’s letter of credit sublimit from $10,000 to $15,000.
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
As of September 30, 2018, the Company had $18,500 borrowings outstanding under the Amended Revolver compared to $16,000 outstanding as of December 31, 2017. The interest rate related to the Amended Revolver was 6.00% as of September 30, 2018. The outstanding borrowings on the revolver were used primarily to compensate for accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with Centers for Medicare & Medicaid Services (“CMS”). Also, borrowings on the revolver relate to the timing of cash flows and our operating activities. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has eleven letters of credit with a total value of $13,714 outstanding as of September 30, 2018. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $37,710 the balance available for borrowing under the Amended Revolver was $5,496 at September 30, 2018.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. The Company is in compliance with all such covenants at September 30, 2018.
Interest Rate Swap Transaction
As part of the debt agreements entered into in April 2013, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the February 26, 2016 amendment to the Credit Agreement, the Company amended the terms of its interest rate swap. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and has an amortizing notional amount that was $27,915 as of September 30, 2018. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amount.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at September 30, 2018, the Company determined that the interest rate swap was highly effective. The interest rate swap valuation model indicated a net asset of $661 at September 30, 2018. The fair value of the interest rate swap is included in “other noncurrent assets” on the Company’s interim consolidated balance sheet. The asset related to the change in the interest rate swap included in accumulated other comprehensive income at September 30, 2018 is $403 net of the income tax provision of $258. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

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
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $27,070 as of September 30, 2018. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
As of September 30, 2018, the Company is engaged in 83 professional liability lawsuits. Twenty lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $4,452 and $6,077 for the nine months ended September 30, 2018 and 2017, respectively.
The Company follows the FASB ASU No. 2010-24, "Presentation of Insurance Claims and Related Insurance Recoveries," that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the estimated insurance recovery receivables are included within "Other Current Assets" and "Other Noncurrent Assets" on the Consolidated Balance Sheet. As of September 30, 2018 there are estimated insurance recovery receivables of $5,425.
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
The Company is engaged in preliminary discussions with the DOJ regarding settlement of this investigation. The Company denies any wrong doing and is prepared to vigorously defend its actions. However, based upon preliminary settlement discussions, the Company believes that it is probable a loss will result from this contingency and has accrued $6,400 as a contingent liability in connection with this matter during the three months ended September 30, 2018. The Company cannot predict whether a settlement can be achieved, the outcome of the litigation if there is no settlement or the length of time necessary to conclude. Accordingly, the contingent liability has been classified as a noncurrent liability in the accompanying interim consolidated balance sheets.  The Company’s ultimate ability to settle this investigation will depend on several factors, including whether the amount and terms of an acceptable settlement can be reached with the DOJ, the Company’s assessment of the risks of litigating this case and the effect of protracted litigation or settlement terms on the Company’s business plans.  Because the outcome of this investigation and related settlement discussions remain uncertain, there is a reasonable possibility that the amount ultimately incurred in connection with the resolution of this matter could differ materially from the current accrual, as the Company cannot, at this time, estimate the possible range of loss that may result from either a settlement or litigation of this matter.  The ultimate outcome of this litigation could have a materially adverse effect on the Company, including the imposition of treble damages, criminal charges, fines, penalties and/or a corporate integrity agreement.
In June 2016, the Company received an authorized investigative demand (a form of subpoena) for documents in connection with a criminal investigation by the DOJ related to the practices of some of its employees with respect to PAEs and PASRRs, and the Company provided documents responsive to this subpoena and coordinated examinations of certain employees of the Company.  The Company understands that this criminal investigation has been closed, subject to re-opening at the discretion of the government.

Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either a prefunded deductible policy or state-sponsored programs. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. From the period from July 1, 2008 through September 30, 2018, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500 per claim, subject to an aggregate maximum of $3,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $620 at September 30, 2018. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,074 as of September 30, 2018. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of September 30, 2018, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $200 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,662 at September 30, 2018. The differences between actual settlements and reserves are included in expense in the period finalized.

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
In April 2010, the Compensation Committee of the Board of Directors adopted the 2010 Long-Term Incentive Plan (“2010 Plan”), followed by approval by the Company's shareholders in June 2010. The 2010 Plan allows the Company to issue stock appreciation rights, stock options and other share and cash based awards. In June 2017, our shareholders approved an amendment to the 2010 Plan to increase the number of shares of our common stock authorized under the 2010 Plan from 380 shares to 680 shares. No grants can be made under the 2010 Plan after May 31, 2027.
Equity Grants and Valuations
During the nine months ended September 30, 2018 and 2017, the Compensation Committee of the Board of Directors approved grants totaling approximately 90 and 88 shares of restricted common stock to certain employees and members of the Board of Directors, respectively. The fair value of restricted shares is determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest 33% on the first, second and third anniversaries of the grant date. Generally, unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed. In addition, during the nine months ended September 30, 2018, the Company granted stock options to purchase a total of 30 shares of common stock at an exercise price equal to the market price of the Company’s common stock on the date of grant to two new directors. These stock options vest one third on the date of grant and one third on the first and second anniversary of the date of grant.
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
Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2017	211	$6.64
Granted	30	8.14
Exercised	(100)	5.79
Expired or cancelled	(17)	9.76
Outstanding, September 30, 2018	124	$7.24

Exercisable, September 30, 2018	104	$7.06

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2017	164	$9.95
Granted	90	8.14
Dividend Equivalents	4	6.95
Vested	(131)	9.71
Cancelled	(7)	9.62
Outstanding, September 30, 2018	120	$8.77

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2017	44	$9.59
Granted	16	8.14
Dividend Equivalents	1	6.89
Vested	(17)	8.91
Outstanding, September 30, 2018	44	$9.25

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

The following table summarizes information regarding stock options and SOSAR grants outstanding as of September 30, 2018:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$8.14 to $10.80	$9.32	60	$—	40	$—
$2.37 to $5.86	$5.28	64	$75	64	$75
		124		104
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $947 and $766 in the nine month periods ended September 30, 2018 and 2017, respectively. The stock-based compensation expense balance for the nine month period ended September 30, 2018 is inclusive of $259 related to the vesting of executive equity awards.

8.	EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net income (loss) per common share is presented below in thousands, except per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net loss
Income (loss) from continuing operations	$(7,389)	$(581)	$(7,777)	$1,148
Income (loss) from discontinued operations, net of income taxes	(8)	1	(34)	(42)
Net loss	$(7,397)	$(580)	$(7,811)	$1,106

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$(1.15)	$(0.09)	$(1.22)	$0.18
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income (loss) per common share – basic	$(1.15)	$(0.09)	$(1.23)	$0.17
Per common share – diluted
Income (loss) from continuing operations	$(1.15)	$(0.09)	$(1.22)	$0.18
Loss from discontinued operations	—	—	(0.01)	(0.01)
Net income (loss) per common share – diluted	$(1.15)	$(0.09)	$(1.23)	$0.17
Weighted Average Common Shares Outstanding:
Basic	6,400	6,294	6,362	6,274
Diluted	6,400	6,294	6,362	6,465
The effects of 124 and 46 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the nine months ended September 30, 2018 and 2017, respectively, because these securities would have been anti-dilutive.

9.	BUSINESS DEVELOPMENTS AND OTHER SIGNIFICANT TRANSACTIONS
2017 Acquisition
During the year ended December 31, 2017, the Company expanded its operations to acquire a center that complements its current portfolio. On June 8, 2017, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with Park Place Nursing and Rehabilitation Center, LLC, Dunn Nursing Home, Inc., Wood Properties of Selma LLC, and Homewood of Selma, LLC to acquire a 103-bed skilled nursing center in Selma, Alabama, for an aggregate purchase price of $8,750. The acquisition transaction closed on July 1, 2017. In accordance with ASC 805, this transaction was accounted for as a business combination, which resulted in the expensing of $140 of acquisition costs and a $925 recorded gain on bargain purchase for the Company for the year ended December 31, 2017. The operating results of the acquired center have been included in the Company's consolidated statement of operations since the acquisition date. Supplemental pro forma information regarding the acquisition is not material to the consolidated financial statements. The final allocation of the purchase price to the net assets acquired is as follows:

Park Place
Purchase Price	$8,750
Gain on bargain purchase	925
$9,675

Allocation:
Building	$8,435
Land	760
Land Improvements	145
Furniture, Fixtures and Equipment	335
$9,675

2018 Assets Held for Sale
During the first quarter of 2018, three of the Company's skilled nursing facilities met the accounting criteria to be classified as held for sale, but did not meet the accounting criteria to be reported as discontinued operations. The Company is selling the property and equipment affiliated with these centers. The carrying value of these centers' assets are $13,299. The centers' assets are classified as held for sale in the accompanying interim consolidated balance sheets. Refer to Note 10 for further discussion.
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
2016 Sale of Investment in Unconsolidated Affiliate
On October 28, 2016, the Company and its partners entered into an asset purchase agreement to sell the pharmacy joint venture. The sale resulted in a $1,366 gain in the fourth quarter of 2016. Subsequently, the Company recognized additional gains of $308 and $733 for the nine-month periods ended September 30, 2018 and 2017, respectively, related to the liquidation of remaining assets affiliated with the partnership.

10.	SUBSEQUENT EVENTS

On July 8, 2018, the Company entered into a membership interest purchase agreement with ALS Ontario Operating, Inc. to transfer all of the issued and outstanding membership units of Ontario Pointe, a stand-alone 50 bed assisted living facility. The termination of this lease was effective on October 1, 2018.

On October 1, 2018, the Company entered into a New Master Lease Agreement (the "Lease") with Omega Healthcare Investors (the "Lessor") to lease 34 centers currently owned by Omega and operated by Diversicare. The old Master Lease with Omega provided for its operation of 23 skilled nursing centers in Texas, Kentucky, Alabama, Tennessee, Florida, and Ohio. Additionally, Diversicare operates 11 centers owned by Omega under separate leases in Missouri, Kentucky, Indiana, and Ohio. The Lease entered into by Diversicare and Omega consolidates the leases for all 34 centers under one New Master Lease. The Lease has an initial term of twelve years with two 10 year extensions. The Lease has a common date of annual lease fixed escalators of 2.15% beginning on October 1, 2019.

On October 30, 2018, the Company entered into an Asset Purchase Agreement (the "Agreement") with Fulton Nursing and Rehabilitation LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC, Westwood Nursing and Rehabilitation LLC, and Westwood Glasgow Propco (the "Buyers") to sell the assets and transfer the operations of Diversicare of Fulton, Diversicare of Clinton and Diversicare of Glasgow (the "Properties"). The purchase price of the Properties is $18,700 and the sale is expected to be completed in the fourth quarter of 2018.

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
As of September 30, 2018, the Company’s continuing operations consist of 76 nursing centers with 8,456 licensed nursing beds. The Company owns 18 and leases 58 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 497 licensed assisted living and residential beds.
Key Performance Metrics
Skilled Mix. Skilled mix represents the number of days our Medicare or Managed Care patients are receiving services at the skilled nursing facilities divided by the total number of days (less days from assisted living patients).
Average rate per day. Average rate per day is the revenue by primary payor source for a period at the skilled nursing facility divided by actual patient days for the revenue source for a given period.
Average daily skilled nursing census. Average daily skilled nursing census is the average number of patients who are receiving skilled nursing care.
Strategic Operating Initiatives
We identified several key strategic objectives to increase shareholder value through improved operations and business development. These strategic operating initiatives include: improving our facilities' quality metrics, improving skilled mix in our nursing centers, improving our average Medicare rate, implementing and maintaining Electronic Medical Records (“EMR”) to improve Medicaid capture, and completing strategic acquisitions and divestitures. We have experienced success in some of these initiatives and expect to continue to build on these improvements. In light of challenges facing the industry and the Company specifically, including the unresolved governmental investigation, we believe that now is not the time to attempt to engage in a company-wide strategic transaction.
Improving skilled mix and average Medicare rate:
Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the three months ended September 30, 2018 and 2017 was 14.0% and 14.5%, respectively. The graph below illustrates our average Medicare rate per day period over period:

Utilizing Electronic Medical Records to improve Medicaid acuity capture:
As another part of our strategic operating initiatives, we successfully completed a full implementation of EMR to improve Medicaid acuity capture, primarily in our states where the Medicaid payments are acuity based. We completed the implementation on time and under budget, and since implementation, have increased our average Medicaid rate per day despite rate cuts in certain acuity based states by accurate and timely capture of care delivery. The graph below illustrates our success with increasing our average Medicaid rate per day since implementation:
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
Effective July 1, 2017, we acquired a 103-bed skilled nursing center in Selma, Alabama, for an aggregate purchase price of $8.8 million, pursuant to an Asset Purchase Agreement with Park Place Nursing and Rehabilitation Center, LLC, Dunn Nursing Home, Inc., Wood Properties of Selma LLC, and Homewood of Selma, LLC. This transaction is further discussed in Note 9 "Business Development and Other Significant Transactions" to the interim consolidated financial statements.
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
During the first quarter of 2018, three of the Company's skilled nursing facilities met the accounting criteria to be classified as held for sale, but did not meet the accounting criteria to be reported as discontinued operations. The Company is selling the property and equipment affiliated with these centers. The recorded values of these centers' assets are $13.3 million as of September 30, 2018. The centers' assets are classified as held for sale in the accompanying interim consolidated balance sheet.
On July 8, 2018, the Company entered into a membership interest purchase agreement with ALS Ontario Operating, Inc. to transfer all of the issued and outstanding membership units of Ontario Pointe, a stand-alone 50 bed assisted living facility. The termination of this lease was effective on October 1, 2018.
On October 1, 2018, the Company entered into a New Master Lease Agreement (the "Lease") with Omega Healthcare Investors (the "Lessor") to lease 34 centers currently owned by Omega and operated by Diversicare. The old Master Lease with Omega provided for its operation of 23 skilled nursing centers in Texas, Kentucky, Alabama, Tennessee, Florida, and Ohio. Additionally, Diversicare operates 11 centers owned by Omega under separate leases in Missouri, Kentucky, Indiana, and Ohio. The Lease entered into by Diversicare and Omega consolidates the leases for all 34 centers under one New Master Lease. The Lease has an initial term of twelve years with two 10 year extensions. The Lease has a common date of annual lease fixed escalators of 2.15% beginning on October 1, 2019.
On October 29, 2018, the Company entered into an Asset Purchase Agreement (the "Agreement") with Fulton Nursing and Rehabilitation LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC, Westwood Nursing and Rehabilitation LLC, and Westwood Glasgow Propco (the "Buyers") to sell the assets and transfer the operations of Diversicare of Fulton, Diversicare of Clinton and Diversicare of Glasgow (the "Properties"). The purchase price of the Properties is $18.7 million and the sale is expected to be completed in the fourth quarter of 2018.

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

	Three Months Ended September 30,
	2018		2018		2017
	As reported		As Adjusted to Legacy GAAP		As reported
Medicaid	$68,929	48.7%	$78,200	53.9%	$77,027	52.6%
Medicare	26,997	19.1%	34,933	24.1%	36,449	24.9%
Managed Care	12,404	8.8%	10,874	7.5%	10,992	7.5%
Private Pay and other	33,101	23.4%	21,058	14.5%	21,909	15.0%
Total	$141,431	100.0%	$145,065	100.0%	$146,377	100.0%

	Nine Months Ended September 30,
	2018		2018		2017
	As reported		As Adjusted to Legacy GAAP		As reported
Medicaid	$198,418	46.8%	$226,631	52.2%	$223,410	51.9%
Medicare	84,611	20.0%	109,150	25.1%	113,360	26.3%
Managed Care	39,919	9.4%	34,854	8.0%	31,756	7.4%
Private Pay and other	100,850	23.8%	63,431	14.7%	61,901	14.4%
Total	$423,798	100.0%	$434,066	100.0%	$430,427	100.0%

The following table sets forth average daily skilled nursing census by primary payor source for our continuing operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Medicaid	4,692	70.0%	4,734	69.1%	4,642	68.9%	4,672	68.8%
Medicare	686	10.2	724	10.6	728	10.8	775	11.4
Managed Care	254	3.8	270	3.9	279	4.1	262	3.9
Private Pay and other	1,071	16.0	1,126	16.4	1,086	16.2	1,082	15.9
Total	6,703	100.0%	6,854	100.0%	6,735	100.0%	6,791	100.0%
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
In recent years, the U.S. Congress and some state legislatures have considered and enacted significant legislation concerning health care and health insurance. The most prominent of these efforts, the Affordable Care Act, affects how health care services are covered, delivered and reimbursed. As currently structured, the Affordable Care Act expands coverage through a combination of public program expansion and private sector reforms, provides for reduced growth in Medicare program spending, and promotes initiatives that tie reimbursement to quality and care coordination. Some of the provisions, such as the requirement that large employers provide health insurance benefits to full-time employees, have increased our operating expenses. The Affordable Care Act expands the role of home-based and community services, which may place downward pressure on our sustaining population of Medicaid patients. Reforms that we believe may have a material impact on the long-term care industry and on our business include, among others, possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. However, there is considerable uncertainty regarding the future of the Affordable Care Act. The Presidential administration and certain members of Congress have made and expressed their intent to repeal or make additional significant changes to the law, its implementation or its interpretation. For example, in 2017, Congress eliminated the financial penalty associated with the individual mandate, effective January 1, 2019.
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
On July 31, 2018, CMS issued a final rule outlining Medicare payment rates for skilled nursing facilities that became effective October 1, 2018. In addition, CMS updated the SNF market basket percentage to 2.4%, as required by the Bipartisan Budget Act of 2018. CMS finalized a payment system called the Patient-Driven Payment Model ("PDPM") to replace the Resource Utilization Group ("RUG-IV") model. The PDPM is an updated version of the 2017 Advanced Notice of Proposed Rulemaking Resident Classification System Version 1 ("RCS-1"). CMS notes RCS-1 was revised based on stakeholder input. The implementation date for the final system is October 1, 2019. CMS will use a budget neutrality factor to satisfy the requirement that PDPM be budget neutral relative to RUG-IV. CMS stated that it intends for the new model not to change the aggregate amount of Medicare payments to SNFs, but to more accurately reflect resource utilization without incentivizing inappropriate care delivery.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of September 30, 2018, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$103,274	$17,723	$85,526	$25	$—
Settlement obligations (2)	876	876	—	—	—
Operating leases (3)	1,032,207	59,120	121,294	125,221	726,572
Required capital expenditures under operating leases (4)	10,486	1,160	2,320	2,320	4,686
Total	$1,146,843	$78,879	$209,140	$127,566	$731,258

(1)
Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations. Our long-term debt obligations decreased $0.2 million between December 31, 2017 and September 30, 2018. See Note 5, "Long-Term Debt and Interest Rate Swap," to the interim consolidated financial statements included in this report for additional information.

(2)
Settlement obligations relate to professional liability cases that are expected to be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.

(3)
Represents lease payments under our operating lease agreements. Assumes all renewal periods are enacted. Our operating lease obligations decreased $33.4 million between December 31, 2017 and September 30, 2018.

(4)	Includes annual expenditure requirements under operating leases. Our required capital expenditures decreased $1.4 million between December 31, 2017 and September 30, 2018.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1.7 million as of September 30, 2018. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee.

Results of Operations
The following tables present the unaudited interim consolidated statements of operations and related data for the three and nine month periods ended September 30, 2018 and 2017:

(in thousands)	Three Months Ended September 30,
	2018	2017	Change	%
PATIENT REVENUES, net	$141,431	$146,377	$(4,946)	(3.4)%
EXPENSES:
Operating	113,799	118,104	(4,305)	(3.6)%
Lease and rent expense	13,764	13,791	(27)	(0.2)%
Professional liability	2,933	2,617	316	12.1%
Litigation contingency expense	6,400	—	6,400	—%
General and administrative	7,537	8,083	(546)	(6.8)%
Depreciation and amortization	2,964	2,988	(24)	(0.8)%
Lease termination receipts	—	(180)	180	100.0%
Total expenses	147,397	145,403	1,994	1.4%
OPERATING INCOME (LOSS)	(5,966)	974	(6,940)	(712.5)%
OTHER INCOME (EXPENSE):
Other income	36	—	36	100.0%
Interest expense, net	(1,666)	(1,668)	2	0.1%
Hurricane costs	—	(232)	232	100.0%
	(1,630)	(1,900)	270	14.2%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,596)	(926)	(6,670)	(720.3)%
BENEFIT FOR INCOME TAXES	207	345	(138)	(40.0)%
LOSS FROM CONTINUING OPERATIONS	$(7,389)	$(581)	$(6,808)	(1,171.8)%

(in thousands)	Nine Months Ended September 30,
	2018	2017	Change	%
PATIENT REVENUES, net	$423,798	$430,427	$(6,629)	(1.5)%
EXPENSES:
Operating	337,517	341,937	(4,420)	(1.3)%
Lease and rent expense	41,202	41,297	(95)	(0.2)%
Professional liability	8,890	8,011	879	11.0%
Litigation contingency expense	6,400	—	6,400	—%
General and administrative	24,971	25,277	(306)	(1.2)%
Depreciation and amortization	8,692	8,095	597	7.4%
Lease termination receipts	—	(180)	180	100.0%
Total expenses	427,672	424,437	3,055	0.8%
OPERATING INCOME (LOSS)	(3,874)	5,990	(9,684)	(164.7)%
OTHER INCOME (EXPENSE):
Gain on sale of investment in unconsolidated affiliate	308	733	(425)	(100.0)%
Other income	115	—	115	100.0%
Interest expense, net	(4,996)	(4,692)	(304)	(6.5)%
Hurricane costs	—	(232)	232	100.0%
	(4,573)	(4,191)	(382)	(9.1)%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,447)	1,799	(10,066)	(569.5)%
BENEFIT (PROVISION) FOR INCOME TAXES	670	(651)	1,321	202.9%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$(7,777)	$1,148	$(8,745)	(777.4)%

Percentage of Net Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Operating	80.5	80.7	79.6	79.4
Lease and rent expense	9.7	9.4	9.7	9.6
Professional liability	2.1	1.8	2.1	1.9
Litigation contingency expense	4.5	—	1.5	—
General and administrative	5.3	5.5	5.9	5.9
Depreciation and amortization	2.1	2.0	2.1	1.9
Lease termination receipts	—	(0.1)	—	—
Total expenses	104.2	99.3	100.9	98.7
OPERATING INCOME	(4.2)	0.7	(0.9)	1.3
OTHER INCOME (EXPENSE):
Gain on sale of investment in unconsolidated affiliate	—	—	0.1	0.2
Other income	—	—	—	—
Interest expense, net	(1.1)	(1.1)	(1.2)	(1.1)
Hurricane costs	—	(0.2)	—	(0.1)
	(1.1)	(1.3)	(1.1)	(1.0)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5.3)	(0.6)	(2.0)	0.3
BENEFIT (PROVISION) FOR INCOME TAXES	0.1	0.2	0.2	(0.2)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(5.2)%	(0.4)%	(1.8)%	0.1%

Three Months Ended September 30, 2018 Compared With Three Months Ended September 30, 2017
Patient Revenues
Patient revenues were $141.4 million and $146.4 million for the three months ended September 30, 2018 and 2017, respectively, a decrease of $5.0 million. The difference between patient revenues for the third quarter of 2018 is primarily due to the implementation of ASC 606. Refer to Note 4 "Revenue Recognition" to the interim consolidated financial statements. The following summarizes the revenue fluctuations attributable to changes in our portfolio (in thousands):

	Three Months Ended September 30,
	2018		2017
	As reported	As adjusted to Legacy GAAP	As reported	Change
Same-store revenue	$139,083	$142,717	$142,321	$396
2017 acquisition revenue	2,348	2,348	2,244	104
2017 disposition revenue	—	—	1,812	(1,812)
Total revenue	$141,431	$145,065	$146,377	$(1,312)
Our average Medicaid rate per patient day for the third quarter of 2018 increased compared to the third quarter of 2017, resulting in increases in revenue of $1.9 million or 2.5%. Conversely, the average Medicare rate per patient day for the third quarter of 2018 decreased compared to the third quarter of 2017, resulting in decreases in revenue of $0.2 million or 0.8%. Our Hospice average daily census for the third quarter of 2018 increased $1.3 million or 20.6%. Conversely, our Medicare, Managed Care, Medicaid and Private average daily census for the third quarter of 2018 decreased $1.6 million, $0.6 million, $0.7 million and $2.2 million, respectively, or 5.3%, 6.2%, 0.9% and 17.9%, respectively. Our ancillary revenue for the third quarter of 2018 increased $0.6 million.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended September 30,
	2018	2017
Skilled nursing occupancy	79.3%	80.1%
As a percent of total census:
Medicare census	10.2%	10.6%
Medicaid census	70.0%	69.1%
Managed Care census	3.8%	3.9%
As a percent of total revenues:
Medicare revenues	24.1%	24.9%
Medicaid revenues	53.9%	52.6%
Managed Care revenues	7.5%	7.5%
Average rate per day:
Medicare	$452.19	$455.95
Medicaid	$180.69	$176.26
Managed Care	$388.64	$379.68

Operating Expense
Operating expense decreased in the third quarter of 2018 to $113.8 million as compared to $118.1 million in the third quarter of 2017. Operating expense decreased as a percentage of revenue at 80.5% for the third quarter of 2018 as compared to 80.7% for the third quarter of 2017. The following table summarizes the expense increases attributable to changes in our portfolio (in thousands):

	Three Months Ended September 30,
	2018		2017
	As reported	As adjusted to Legacy GAAP	As reported	Change
Same-store operating expense	$112,066	$115,969	$114,868	$1,101
2017 acquisition expense	1,733	1,733	1,863	(130)
2017 disposition expense	—	—	1,373	(1,373)
Total expense	$113,799	$117,702	$118,104	$(402)
Our operating expenses decreased by $0.4 million, which is attributable to favorable variances in nursing and ancillary costs and dietary expenses of $0.4 million and $0.6 million, respectively, in third quarter of 2018 compared to the third quarter of 2017. This was partially offset by unfavorable variances in salaries and related taxes and health insurance costs of $0.3 million and $0.2 million, respectively, in third quarter of 2018 compared to the third quarter of 2017.
One of the largest components of operating expenses is wages, which increased to $69.9 million during the third quarter of 2018 as compared to $69.4 million in the third quarter of 2017.
Lease Expense
Lease expense in the third quarter of 2018 remained consistent with the third quarter of 2017 at $13.8 million.
Professional Liability
Professional liability expense was $2.9 million and $2.6 million in the third quarters of 2018 and 2017, respectively. Our cash expenditures for professional liability costs of continuing operations stayed consistent at $1.7 million for the third quarters of 2018 and 2017, respectively. Professional liability expense fluctuates based on the results of our third-party professional liability actuarial studies and cash expenditures are incurred to defend and settle existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
Litigation contingency expense
The Company recorded a contingent liability related to DOJ investigation for $6.4 million in the third quarter of 2018. The Company denies any wrong doing and is prepared to vigorously defend its actions. The Company’s ultimate ability to settle this investigation will depend on several factors, including whether the amount and terms of an acceptable settlement can be reached with the DOJ. Refer to Note 6 to the interim consolidated financial statements for further discussion.
General and Administrative Expense
General and administrative expense was $7.5 million in the third quarter of 2018 as compared to $8.1 million in the third quarter of 2017. General and administrative expense decreased as a percentage of revenue to 5.3% in the third quarter of 2018 from 5.5% in the third quarter of 2017. The change in general and administrative expense is attributable to a decrease in salaries and related taxes of $0.5 million in the third quarter of 2018 as compared to the third quarter of 2017.
Depreciation and Amortization
Depreciation and amortization expense in the third quarter of 2018 remained consistent with the third quarter of 2017 at $3.0 million.
Interest Expense, Net
Interest expense in the third quarter of 2018 remained consistent with the third quarter of 2017 at $1.7 million.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss of $7.6 million before income taxes for the third quarter of 2018 as compared to a loss of $0.9 million for the third quarter of 2017. The benefit for income taxes was $0.2 million for the third quarter of 2018, and the benefit for income taxes was $0.3 million for the third quarter of 2017. Both basic and diluted loss per common share from continuing operations were $1.15 for the third quarter of 2018 as compared to both basic and diluted loss per common share from continuing operations of $0.09 in the third quarter of 2017.

Nine Months Ended September 30, 2018 Compared With Nine Months Ended September 30, 2017
Patient Revenues
Patient revenues were $423.8 million and $430.4 million for the nine months ended September 30, 2018 and 2017, respectively, a decrease of $6.6 million. The following table summarizes the revenue fluctuations attributable to our portfolio growth (in thousands):

	Nine Months Ended September 30,
	2018		2017
	As reported	As adjusted to Legacy GAAP	As reported	Change
Same-store revenue	$416,733	$427,001	$422,949	$4,052
2017 acquisition revenue	7,065	7,065	2,244	4,821
2017 disposition revenue	—	—	5,234	(5,234)
Total revenue	$423,798	$434,066	$430,427	$3,639
The change in patient revenues for the nine months ended September 30, 2018 is due to the implementation of ASC 606. Refer to Note 4 "Revenue Recognition" to the interim consolidated financial statements.
Our Managed Care and Hospice average daily census for the nine months ended September 30, 2018 increased compared to the nine months ended September 30, 2017, resulting in increases in revenue of $1.8 million and $3.1 million, respectively, or 6.5% and 17.6%, respectively. Conversely, our Medicare, Medicaid and Private average daily census for the nine months ended September 30, 2018 decreased $5.9 million, $1.4 million and $3.0 million, respectively, or 6.1%, 0.6% and 8.5%. The average Medicaid, Managed Care, Hospice and Private rate per patient day in 2018 increased $4.7 million, $0.7 million, $0.9 million and $0.8 million, respectively, or 2.1%, 2.4%, 5.1% and 2.2% respectively.
Our ancillary revenue for the nine months ended September 30, 2018 increased $2.1 million compared to the nine months ended September 30, 2017.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Nine Months Ended September 30,
	2018	2017
Skilled nursing occupancy	79.6%	80.0%
As a percent of total census:
Medicare census	10.8%	11.4%
Medicaid census	68.9%	68.8%
Managed Care census	4.1%	3.9%
As a percent of total revenues:
Medicare revenues	25.1%	26.3%
Medicaid revenues	52.2%	51.9%
Managed Care revenues	8.0%	7.4%
Average rate per day:
Medicare	$454.46	$453.35
Medicaid	$178.38	$174.66
Managed Care	$392.80	$384.00

Operating Expense
Operating expense decreased for the nine months ended September 30, 2018 to $337.5 million as compared to $341.9 million for the nine months ended September 30, 2017. Conversely, operating expense increased as a percentage of revenue at 79.6% in 2018 as compared to 79.4% in 2017. The following table summarizes the expense increases attributable to our portfolio growth (in thousands):

	Nine Months Ended September 30,
	2018		2017
	As reported	As adjusted to Legacy GAAP	As reported	Change
Same-store operating expense	$332,498	$343,653	$336,064	$7,589
2017 acquisition expense	5,019	5,019	1,863	3,156
2017 disposition expense	—	—	4,010	(4,010)
Total expense	$337,517	$348,672	$341,937	$6,735
Our operating expenses increased by $6.7 million, which is attributable to a provider tax refund of $2.2 million from the state of Kentucky during the first quarter of 2017. Additionally, our salaries and related taxes increased by $4.0 million, maintenance and utilities of $0.5 million and legal fees of $0.4 million. These increases were partially offset by a decrease in health insurance costs of $0.8 million.
One of the largest components of operating expenses is wages, which increased to $204.8 million during 2018 as compared to $200.5 million in 2017.
Lease Expense
Lease expense remained relatively consistent for the nine months ended September 30, 2018 of $41.2 million as compared to $41.3 million for the nine months ended September 30, 2017.
Professional Liability
Professional liability expense was $8.9 million and $8.0 million for the nine months ended September 30, 2018 and 2017, respectively. Our cash expenditures for professional liability costs of continuing operations were $4.5 million and $6.1 million for the nine months ended September 30, 2018 and 2017, respectively. Professional liability expense fluctuates based on the results of our third-party professional liability actuarial studies and cash expenditures are incurred to defend and settle existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
Litigation contingency expense
The Company recorded a contingent liability related to DOJ investigation for $6.4 million for the nine months ended September 30, 2018. The Company denies any wrong doing and is prepared to vigorously defend its actions. The Company’s ultimate ability to settle this investigation will depend on several factors, including whether the amount and terms of an acceptable settlement can be reached with the DOJ. Refer to Note 6 to the interim consolidated financial statements for further discussion.
General and Administrative Expense
General and administrative expense was $25.0 million for the nine months ended September 30, 2018 as compared to $25.3 million for the nine months ended September 30, 2017, a decrease of $0.3 million. As a percentage of revenue, general and administrative expense remained consistent with the third quarter of 2017 at 5.9%. The decrease in general and administrative expense is attributable to lower salaries and related taxes of $1.4 million for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017. This decrease was offset by executive severance expense of $1.2 million for the nine months ended September 30, 2018.
Depreciation and Amortization
Depreciation and amortization expense was approximately $8.7 million in 2018 as compared to $8.1 million in 2017. The increase in depreciation expense relates to fixed assets at the newly acquired center and other capital expenditures.
Lease Termination Receipts
The Company ceased operations at our Carthage, Mississippi, center in September 2017, which resulted in a $0.2 million cash termination payment, net of legal costs, in the third quarter of 2017. This was recorded as lease termination receipts during the nine months ended September 30, 2017.
Gain on sale of investment in unconsolidated affiliate

Gain on the sale of investment in unconsolidated affiliate was $0.3 million and $0.7 million for the nine months ended September 30, 2018 and 2017, respectively. The additional gains recognized for the nine months ended September 30, 2018 and 2017 are related to the final liquidation of remaining net assets affiliated with the partnership.
Interest Expense, Net
Interest expense was $5.0 million for the nine months ended September 30, 2018 and $4.7 million for the nine months ended September 30, 2017, an increase of $0.3 million. The increase was primarily attributable to the amendment of the term loan facility that occurred in June 2017.
Income (loss) from Continuing Operations before Income Taxes; Income (loss) from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss of $8.4 million before income taxes for the nine months ended September 30, 2018 as compared to income of $1.8 million for the nine months ended September 30, 2017. The benefit for income taxes was $0.7 million for the nine months ended September 30, 2018, and the provision for income taxes was $0.7 million for the nine months ended September 30, 2017. Both basic and diluted loss per common share from continuing operations were $1.22 for the nine months ended September 30, 2018 as compared to basic and diluted income per common share from continuing operations of $0.18 and $0.18, respectively, for the nine months ended September 30, 2017.
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
Net cash provided by operating activities of continuing operations totaled $6.1 million for the nine months ended September 30, 2018, compared to net cash provided by operating activities of continuing operations of $10.2 million in the same period of 2017. The primary driver of the decrease in cash provided by operating activities from continuing operations is due to our net loss of $0.9 million for the nine months ended September 30, 2018, compared to net income of $1.2 million in the same period of 2017.
Our cash expenditures related to professional liability claims of continuing operations were $4.5 million and $6.1 million for nine months ended September 30, 2018 and 2017, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our inability to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $5.7 million and $16.3 million for the nine months ended in 2018 and 2017, respectively. The fluctuation is due to the purchase of a center in Selma, Alabama for the nine months ended 2017 for $8.8 million.
Financing activities of continuing operations used cash of less than $0.1 million for the nine months ended September 30, 2018 compared to cash provided of $5.4 million for the nine months ended September 30, 2017. The decrease is primarily due to the additional draws on the Company's revolving credit facility in 2017.
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

As of September 30, 2018, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $27.1 million. Our calculation of this estimated liability is based on an assumption that the Company will not incur a severely adverse judgment with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of September 30, 2018, we had $91.4 million of outstanding long-term debt and capital lease obligations. The $91.4 million total includes $0.8 million in capital lease obligations and $18.5 million currently outstanding on the revolving credit facility. The balance of the long-term debt is comprised of $72.2 million owed on our mortgage loan, which includes $63.2 million on the term loan facility, $9.0 million on the acquisition loan facility.
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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72.5 million with a five-year maturity through February 26, 2021, and a $27.5 million Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30.0 million. As of September 30, 2018, the interest rate related to the Amended Mortgage Loan was 6.00%. The Amended Mortgage Loan is secured by eighteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
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
On December 29, 2016, the Company executed a Third Amendment ("Third Revolver Amendment") to amend the Amended Revolver. The Third Amendment modifies the terms of the Amended Revolving Agreement by increasing the Company’s letter of credit sublimit from $10.0 million to $15.0 million.
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
As of September 30, 2018, the Company had $18.5 million borrowings outstanding under the Amended Revolver compared to $16.0 million outstanding as of December 31, 2017. The interest rate related to the Amended Revolver was 6.00% as of September 30, 2018. The outstanding borrowings on the revolver primarily compensate for accumulated Medicaid and Medicare receivables at recently acquired facilities as these facilities proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under the Amended Revolver are 3.00% of the amount outstanding. The Company has eleven letters of credit with a total value of $13.7 million outstanding as of September 30, 2018. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $37.7 million, the balance available for borrowing under the Amended Revolver was $5.5 million at September 30, 2018.
Our lending agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. We are in compliance with all such covenants at September 30, 2018.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at September 30, 2018
Minimum fixed charge coverage ratio	1.01:1.00	1.07:1.00
Minimum adjusted EBITDA	$13.0 million	$18.9 million
EBITDAR (mortgaged centers)	$10.0 million	$17.8 million
Current ratio (as defined in agreement)	1.00:1.00	1.18:1.00
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
Off-Balance Sheet Arrangements
We have eleven letters of credit outstanding with an aggregate value of approximately $13.7 million as of September 30, 2018. The letters of credit serve as a security deposits for certain center leases. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our interim consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. Forward-looking statements are predictive in nature and are frequently identified by the use of terms such as "may," "will," "should," "expect," "believe," "estimate," "intend," and similar words indicating possible future expectations, events or actions. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to:

•	our ability to successfully integrate the operations of our new nursing center in Alabama, as well as successfully operate all of our centers,

•	our ability to increase census at our centers and occupancy rates at our centers,

•	changes in governmental reimbursement,

•	government regulation,

•	the impact of the Affordable Care Act, efforts to repeal or further modify the Affordable Care Act, and other health care reform initiatives,

•	any increases in the cost of borrowing under our credit agreements,

•	our ability to comply with covenants contained in those credit agreements,

•	our ability to comply with the terms of our master lease agreements,

•	our ability to renew or extend our leases at or prior to the end of the existing lease terms,

•	the outcome of professional liability lawsuits and claims,

•	our ability to control ultimate professional liability costs,

•	the accuracy of our estimate of our anticipated professional liability expense,

•	the impact of future licensing surveys,

•	the outcome of proceedings alleging violations of state or Federal False Claims Acts,

•	laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors,

•	the costs of investing in our business initiatives and development,

•	our ability to control costs,

•	our ability to attract and retain qualified healthcare professionals,

•	changes to our valuation of deferred tax assets,

•	changing economic and competitive conditions,

•	changes in anticipated revenue and cost growth,

•	changes in the anticipated results of operations,

•	the effect of changes in accounting policies as well as others.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of September 30, 2018, we had outstanding borrowings of approximately $90.7 million, $62.7 million of which was subject to variable interest rates. In connection with our February 2016 financing agreement, we entered into an interest rate swap with an initial notional amount of $30.0 million to mitigate the floating interest rate risk of a portion of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.6 million annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2018. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2018, we are engaged in 83 professional liability lawsuits. Twenty lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
The Company is engaged in preliminary discussions with the DOJ regarding settlement of this investigation. The Company denies any wrong doing and is prepared to vigorously defend its actions. However, based upon preliminary settlement discussions, the Company believes that it is probable a loss will result from this contingency and has accrued $6.4 million as a contingent liability in connection with this matter during the three months ended September 30, 2018. The Company cannot predict whether a settlement can be achieved, the outcome of the litigation if there is no settlement or the length of time necessary to conclude. Accordingly, the contingent liability has been classified as a noncurrent liability in the accompanying interim consolidated balance sheets.  The Company’s ultimate ability to settle this investigation will depend on several factors, including whether the amount and terms of an acceptable settlement can be reached with the DOJ, the Company’s assessment of the risks of litigating this case and the effect of protracted litigation or settlement terms on the Company’s business plans.  Because the outcome of this investigation and related settlement discussions remain uncertain, there is a reasonable possibility that the amount ultimately incurred in connection with the resolution of this matter could differ materially from the current accrual, as the Company cannot, at this time, estimate the possible range of loss that may result from either a settlement or litigation of this matter.  The ultimate outcome of this litigation could have a materially adverse effect on the Company, including the imposition of treble damages, criminal charges, fines, penalties and/or a corporate integrity agreement.
Additionally, the uncertainty regarding the outcome of this investigation makes it more difficult for the Company to pursue strategic possibilities, longer term initiatives or to make significant financial commitments outside of the normal course of its business.
In June 2016, the Company received an authorized investigative demand (a form of subpoena) for documents in connection with a criminal investigation by the DOJ related to the practices of some of its employees with respect to PAEs and PASRRs, and the Company provided documents responsive to this subpoena and coordinated examinations of certain employees of the Company.  The Company understands that this criminal investigation has been closed, subject to re-opening at the discretion of the government. As always, the Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
The Company cannot predict the outcome of these investigations or the related lawsuits under the False Claims Act, and the outcome could have a materially adverse effect on the Company, including the imposition of treble damages, criminal charges, fines, penalties and/or a corporate integrity agreement. Additionally, the uncertainty regarding the outcome of these investigations makes it more difficult for the Company to pursue strategic possibilities, longer term initiatives or to make significant financial commitments outside of the normal course of its business. The Company is committed to provide caring and professional services to its patients and residents in compliance with applicable laws and regulations.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.
ITEM 5. OTHER INFORMATION.
On October 30, 2018, the Company entered into an Asset Purchase Agreement (the "Agreement") with Fulton Nursing and Rehabilitation LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC, Westwood Nursing and Rehabilitation LLC, and Westwood Glasgow Propco (the "Buyers") to sell the assets and transfer the operations of Diversicare of Fulton, Diversicare of Clinton and Diversicare of Glasgow (the "Properties"). The purchase price of the Properties is $18.7 million and the sale is expected to be completed in the fourth quarter of 2018.

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

10.1	Master Lease Agreement effective October 1, 2018 by and between the Company and Omega Healthcare Investors.

10.2	Kelly Gill Separation Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversicare Healthcare Services, Inc.

November 1, 2018

	By:	/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
President and Chief Executive Officer, Principal Executive Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ Kerry D. Massey
Kerry D. Massey
Executive Vice President and Chief Financial Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant