Form 10-Q/A
period 2018-09-30
Diversicare Healthcare Services, Inc.
filed 2018-11-02
CIK 919956

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

**10.1	Master Lease Agreement effective October 1, 2018 by and between the Company and Omega Healthcare Investors.

10.2	Kelly Gill Separation Agreement

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

** Confidential treatment has been requested for portions of this exhibit.

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