Form 10-K
period 2018-12-31
Diversicare Healthcare Services, Inc.
filed 2019-02-28
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
CHECK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
☐

The aggregate market value of Common Stock held by non-affiliates on June 30, 2018 (based on the closing price of such shares on the Nasdaq Capital Market) was approximately $28,398,000. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the registrant to be holders of 5% or more of the registrant's Common Stock have been deemed affiliates of the registrant.

On February 15, 2019, 6,518,568 shares of the registrant's $0.01 par value Common Stock were outstanding.

Documents Incorporated by Reference

Registrant's definitive proxy materials for its 2019 annual meeting of shareholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART 1

ITEM 1. BUSINESS

Introductory Summary.
Diversicare Healthcare Services, Inc. provides post-acute care services to skilled nursing facilities, referred to as "skilled nursing centers," "nursing centers," or "centers," patients and residents in ten states, primarily in the Southeast, Midwest, and Southwest United States. Unless the context indicates otherwise, references herein to “Diversicare,” “the Company,” “we,” “us” and “our” include Diversicare Healthcare Services, Inc. and all of our consolidated subsidiaries. Diversicare Healthcare Services, Inc. was incorporated as a Delaware corporation in 1994.
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

Operating and Growth Strategy.
Our operating objective is to optimize market position in the delivery of health care and related services to the patients and residents in need of post-acute care in the communities in which we operate. Our strategic operations development plan focuses on (i) providing a broad range of high quality, cost-effective post-acute care services; (ii) improving skilled mix in our nursing centers via enhanced capabilities for rehabilitation and transitional care; (iii) building clinical competencies and programs consistent with marketplace needs; and (iv) clustering our operations on a regional basis. Interwoven into our objectives and operating strategy is our mission:
• Improve Every Life We Touch
• Provide Exceptional Healthcare
• Exceed Expectations
• Increase Shareholder Value
Strategic operating initiatives. Our key strategic operating initiatives include improving skilled mix in our nursing centers by enhancing our staffing complement to address the increased medical complexity of certain patients, increasing clinical competencies, and adding clinical programs. Our investments in nursing and clinical care have been implemented in concert with additional investments in nursing center-based sales representatives to cultivate referral and Managed Care relationships. These investments have positioned us and are expected to continue to position us to be a destination for patients covered by Medicare and Managed Care as well as certain private pay individuals. These enhancements and investments have positioned us to admit higher acuity patients.
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
Key elements of our strategy are to:
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
Strategic management of our portfolio of centers. We continue to pursue and investigate opportunities to acquire and lease new centers, focusing primarily on opportunities that can leverage our existing infrastructure. We routinely evaluate the performance of our existing centers within the markets in which we operate in order to determine whether continuing operations within certain centers or markets aligns with our strategic objectives.

Nursing Centers and Services.
Diversicare provides a broad range of post-acute care services to patients and residents including skilled nursing, ancillary health care services and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2018, our continuing operations consist of 72 nursing centers with 8,214 licensed skilled nursing beds. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 429 licensed assisted living beds. Our continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Mississippi, Missouri, Ohio, Tennessee, and Texas.

The following table summarizes certain information with respect to the nursing centers we own or lease as of December 31, 2018:

	Number of Centers	Licensed Nursing Beds (1)	Available Nursing Beds (1)
Operating Locations:
Alabama	20	2,385	2,318
Florida	1	79	79
Indiana	1	158	158
Kansas	6	464	464
Kentucky	10	885	881
Mississippi	9	1,039	1,004
Missouri	3	339	339
Ohio	4	403	393
Tennessee	5	617	551
Texas	13	1,845	1,662
	72	8,214	7,849
Classification:
Owned	15	1,365	1,250
Leased	57	6,849	6,599
Total	72	8,214	7,849
____________

(1)
The number of Licensed Nursing Beds is based on the regulatory licenses for the nursing center. The Company reports its occupancy based on licensed nursing beds. The number of Available Nursing Beds represents Licensed Nursing Beds reduced by beds removed from service. Available Nursing Beds is subject to change based upon the needs of the centers, including configuration of patient rooms, common usage areas and offices, status of beds (private, semi-private, ward, etc.) and renovations. The number of Licensed and Available Nursing Beds does not include 429 Licensed Assisted Living/Residential Beds, all of which are also available. These beds are excluded from the bed counts as our operating statistics such as occupancy are calculated using Nursing Beds only.

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
Utilization of Electronic Medical Records. Electronic Medical Records (“EMR”) improves our ability to accurately record the care provided to our patients and quickly respond to areas of need. We now implement the use of EMR near the time of acquisition for new centers. EMR improves customer and employee satisfaction, nursing center regulatory compliance and provides real-time monitoring and scheduling of care delivery. We believe our EMR system supports our quality initiatives and positions us for higher acuity service offerings. Our EMR system is comprehensive in its functionality, providing key components, such as:

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

Acquisitions, Divestitures and Significant Transactions.
Acquisitions
Effective July 1, 2017, the Company acquired a 103-bed skilled nursing center in Selma, Alabama, for an aggregate purchase price of $8.8 million, pursuant to an Asset Purchase Agreement with Park Place Nursing and Rehabilitation Center, LLC, Dunn Nursing Home, Inc., Wood Properties of Selma LLC, and Homewood of Selma, LLC.
Disposals
On October 30, 2018, the Company entered into an Asset Purchase Agreement (the "Agreement") with Fulton Nursing and Rehabilitation LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC, Westwood Nursing and Rehabilitation LLC, and Westwood Glasgow Propco (the "Buyers") to sell the assets and transfer the operations of Diversicare of Fulton, LLC, Diversicare of Clinton, LLC and Diversicare of Glasgow, LLC (the "Kentucky Properties"). On December 1, 2018, the Company completed the sale of the Properties with the Buyers for a purchase price of $18.7 million, subject to certain post-closing adjustments. This transaction did not meet the accounting criteria to be reported as a discontinued operation. The carrying value of these centers' assets were $13.3 million, and resulted in a gain of $4.8 million. The proceeds were used to relieve debt, as required under the terms of the Company's debt agreements.
Lease Agreements
On October 1, 2018, the Company entered into a New Master Lease Agreement (the "Lease") with Omega Healthcare Investors (the "Lessor") to lease 34 centers currently owned by Omega and operated by Diversicare. The old Master Lease with Omega provided for its operation of 23 skilled nursing centers in Texas, Kentucky, Alabama, Tennessee, Florida, and Ohio. Additionally, Diversicare operated 11 centers owned by Omega under separate leases in Missouri, Kentucky, Indiana, and Ohio. The Lease entered into by Diversicare and Omega consolidated the leases for all 34 centers under one New Maser Lease. The Lease has an initial term of twelve years with two 10 year extensions, each at our option. The Lease has fixed annual rent escalators of 2.15% beginning on October 1, 2019.
Lease Terminations
On July 8, 2018, the Company entered into a membership interest purchase agreement with ALS Ontario Operating, Inc. to transfer all of the issued and outstanding membership units of Ontario Pointe, a stand-alone 50 bed assisted living facility located in Ontario, Ohio. The transfer of operations and termination of this lease was effective on October 1, 2018.
Effective September 30, 2017, the Company entered into an Agreement with Trend Health and Rehab of Carthage, LLC ("Trend Health") to terminate the lease and the Company's right of possession of the center in Carthage, Mississippi. In consideration of the early termination of the lease, Trend Health provided the Company with a $0.3 million cash termination payment.
Effective May 31, 2016, the Company entered into an Agreement with Avon Ohio, LLC to amend the original lease agreement, thus terminating the Company's right of possession of the center located in Avon, Ohio. As a result, the Company incurred lease termination costs of $2.0 million in the second quarter of 2016. Under the amended agreement, the Company is required to pay $0.3 million per year through the term of the original lease agreement, July 31, 2024.
Under current accounting guidance, these transactions were not reported as discontinued operations, as the disposals did not represent a strategic shift that has (or will have) a major effect on the Company's operations and financial results.
Pharmacy Partnership
Effective October 28, 2016, the Company and its partners entered into an asset purchase agreement to sell the pharmacy joint venture. The sale resulted in a $1.4 million gain in the fourth quarter of 2016. Subsequently, the Company recognized additional gains of $0.3 million and $0.7 million for the years end December 31, 2018 and 2017, respectively, related to the continuing liquidation of remaining net assets affiliated with the partnership.

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
Limited supply of centers. As the nation's population of seniors continues to grow, life expectancy continues to expand, there continue to be limitations on granting Certificates of Need (“CON”) in most states for new skilled nursing centers, we believe that there will be continued demand for skilled nursing beds in the markets in which we operate. CON laws generally require a state agency to determine public need for any construction or expansion of healthcare facilities. We believe that the CON process tends to restrict the supply and availability of licensed skilled nursing center beds. High construction costs, limitations on state and federal government reimbursement for the full costs of construction, and start-up expenses also act to restrict growth in the supply for such centers.
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
The following table sets forth net patient revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands): The amounts as reported for revenue in 2018 differ from the method of accounting in prior years due to the implementation of Accounting Standards Codification 606, the new revenue recognition standard. A comparison of reported revenues to legacy GAAP revenues has been provided below. Refer to Note 3, "Revenue Recognition and Receivables" to the consolidated financial statements.

	Year Ended December 31,
	2018		2018		2017		2016
	As Reported		As Adjusted to Legacy GAAP		As Reported		As Reported
Medicaid	$267,015	47.4%	$303,412	52.5%	$300,926	52.4%	$215,381	50.6%
Medicare	110,794	19.7%	143,104	24.8%	149,020	25.9%	117,143	27.5%
Managed Care	53,242	9.4%	46,988	8.1%	42,673	7.4%	29,066	6.8%
Private Pay and other	132,411	23.5%	84,153	14.6%	82,175	14.3%	64,473	15.1%
Total	$563,462	100.0%	$577,657	100.0%	$574,794	100.0%	$426,063	100.0%

The following table sets forth average daily skilled nursing census, or average number of patients per day, by payor source for our continuing operations for the periods presented:

	Year Ended December 31,
	2018		2017		2016
Medicaid	4,634	69.2%	4,681	69.1%	3,448	68.1%
Medicare	709	10.6%	760	11.2%	591	11.7%
Managed Care	278	4.1%	265	3.9%	178	3.5%
Private Pay and other	1,076	16.1%	1,072	15.8%	844	16.7%
Total	6,697	100.0%	6,778	100.0%	5,061	100.0%
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
Skilled nursing facilities. In a final rule issued in July 2018, CMS set forth Medicare payment rates for skilled nursing facilities for federal fiscal year 2018 and updated the skilled nursing facility (“SNF”) market basket percentage to 2.4%, as required by the Bipartisan Budget Act of 2018. In addition, CMS replaced the existing Resource Utilization Group (“RUG-IV”) case-mix classification system with the Patient-Driven Payment Model (“PDPM”). The PDPM classifies residents in Part A-covered stays into payment groups based on clinically relevant factors using diagnosis codes, rather than by the volume of services. The PDPM case-mix classification system will be effective October 1, 2019. CMS has stated that it does not intend for the new model to change the aggregate amount of Medicare payments to SNFs. Rather, it intends the new model to more accurately reflect resource utilization.
In addition to the adjustments described above, payment rates are reduced pursuant to ongoing sequestration. The Budget Control Act of 2011 (“BCA”) requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. CMS began imposing a 2% reduction on Medicare claims in April 2013, and these reductions have been extended through 2027.
CMS has increasingly introduced policies intended to shift Medicare to value-based payment methodologies, tying reimbursement to quality of care rather than quantity. For example, CMS has implemented the Quality Reporting Program, under which skilled nursing centers are required to report quality data. Beginning in federal fiscal year 2018, skilled nursing centers that fail to submit required data are subject to a 2% reduction to the annual market basket update. Beginning in federal fiscal year 2019, the Skilled Nursing Facility Value-Based Purchasing (“SNF VBP”) Program makes incentive payments available to skilled nursing centers based on their past performance on a specified quality measure related to hospital readmissions. CMS funds the SNF VPB Program incentive payment pool by withholding 2% of skilled nursing center payments and then redistributing the withheld payments. Data from the calendar year 2017 performance period will be used to calculate incentive payments for federal fiscal year 2019. Going forward, data collected from each performance period will affect Medicare payments two years later.

CMS publishes rankings based on performance scores on the Nursing Home Compare website, which is intended to assist the public in finding and comparing skilled care providers. The Nursing Home Compare website also publishes for each nursing home a rating between 1 and 5 stars as part of CMS’s Five-Star Quality Rating System. An overall star rating is determined based on three components (information from the last three years of health inspections, staffing information, and quality measures), each of which also has its own five-star rating. The ratings are based, in part, on the quality data nursing centers are required to report. For example, nursing centers must report the percentage of short-stay residents who are successfully discharged into the community and the percentage who had an outpatient emergency department visit. We remain diligent in continuing to provide outstanding patient care to achieve high rankings for our centers, as well as assuring that our rankings are correct and appropriately reflect our quality results.
Therapy Services. Reimbursement for physical therapy, occupational therapy, and speech-language pathology services covered under Medicare Part B is determined according to the Medicare Physician Fee Schedule (“MPFS”), which is updated annually. For 2019, CMS updated the conversion factor based on the 0.25% increase required by the Bipartisan Budget Act of 2018 and a budget neutrality adjustment. If a beneficiary receives multiple therapy treatments in one day, Medicare Part B pays the full rate for the therapy unit of service that has the highest Practice Expense (“PE”) component. A multiple procedure payment reduction is applied to the second and subsequent therapy units, reducing reimbursement to 50% of the applicable PE component.
The Bipartisan Budget Act of 2018 repealed the annual per-beneficiary payment limits on therapy services covered under Medicare Part B for services provided after December 31, 2017. Instead, targeted medical reviews are performed when expenses for a beneficiary exceed a threshold of $3,000 for physical and speech therapy services combined or $3,000 for occupational therapy services alone. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit. Claims above the threshold may be subject to post-payment review of medical necessity documentation by Supplemental Medical Review Contractors.
CMS has implemented value-based programs that affect Medicare payments for physician and other clinician services. Medicare Access and CHIP Reauthorization Act of 2015 (“MACRA”) required the establishment of the Quality Payment Program (“QPP”), a payment methodology intended to reward high-quality patient care. Beginning in 2017, physicians and certain other clinicians, including therapists beginning in 2019, are required to participate in one of two QPP tracks. Under both tracks, performance data collected in each performance year will affect Medicare payments two years later. The Advanced Alternative Payment Model (“Advanced APM”) track makes incentive payments available for participation in specific innovative payment models approved by CMS. A provider with sufficient participation in an Advanced APM is exempt from the reporting requirements and payment adjustments imposed under the second track, the Merit-Based Incentive Payment System (“MIPS”). Providers electing to participate in MIPS will receive either payment incentives or be subject to payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MIPS consolidates components of previously established incentive programs, including the Value-Based Payment Modifier program and the Physician Quality Reporting System.
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
For example, effective February 1, 2015, the Company began participating in Indiana's Upper Payment Limit (“UPL”) supplemental payment program, which provides supplemental Medicaid payments for skilled nursing centers that are licensed to non-state government entities such as county hospital districts. One skilled nursing center previously operated by the Company entered into a transaction with one such hospital district participating in the UPL program, providing for the transfer of the license from the Company to the hospital district. The Company’s operating subsidiary retained the management of the center on behalf of the hospital district. The agreement between the hospital district and the Company is terminable by either party.
We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in 2018 and 2017, along with increased Medicaid acuity in our acuity based states, were the primary contributor to our 1.9% increase in average rate per day for Medicaid patients in 2018 compared to 2017. Based on the rate changes received during the third quarter of 2018, we expect a favorable impact to our rate per day for Medicaid patients as we move into 2019 due to modest rate increases in many of the states within which we operate.
Several states in which we operate face budget shortfalls, which could result in reductions in Medicaid funding for nursing centers. Pressures on state budgets are expected to continue in the future. Certain of the states in which we operate are actively seeking ways to reduce Medicaid spending for nursing center care by such methods as capitated payments and substantial reductions in reimbursement rates. Some states are promoting alternatives such as community and home-based services. CMS administrators have indicated that they intend to increase state flexibility in the administration of Medicaid programs. We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the year ended December 31, 2018, we derived 24.8% and 52.5% (as adjusted to Legacy GAAP) of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively.  Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our financial position and profitability.

Employees.
As of February 8, 2019, we employed approximately 8,500 employees, referred to as "team members," in connection with our continuing operations, approximately 6,000 of which are considered full-time team members. We believe that our team member relations are good. Approximately 740 of our team members are represented by a labor union.
Although we believe we are able to employ sufficient nurses and therapists to provide our services, a shortage of health care professional personnel in any of the geographic areas in which we operate could affect our ability to recruit and retain qualified team members and could increase our operating costs. We compete with other health care providers for both professional and non-professional team members and with non-health care providers for non-professional team members. This competition continues to contribute to a consistent increase in the salaries that we have to pay to hire and retain these team members. As is common in the health care industry, we expect the salary and wage increases for our skilled healthcare providers will continue to be higher than average salary and wage increases nationally.
Supplies and Equipment.
We purchase drugs, solutions and other materials and lease certain equipment required in connection with our business from many suppliers. We have not experienced, and do not anticipate that we will experience, any significant difficulty in purchasing supplies or leasing equipment from current suppliers. In the event that such suppliers are unable or fail to sell us supplies or lease equipment, we believe that other suppliers are available to adequately meet our needs at comparable prices. National purchasing contracts are in place for all major supplies, such as food, linens and medical supplies. These contracts assist in maintaining quality, consistency and efficient pricing. Based on contract pricing for food and other supplies, we expect cost increases in 2019 to be relatively the same or slightly lower than the increases we experienced in 2018.

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
In 2016, CMS published a comprehensive update to the health and safety standards applicable to long-term care facilities participating in the Medicare or Medicaid programs. These revisions are aimed at improving quality of life, care and services in long-term care facilities, optimizing resident safety, and reflecting current professional standards. For example, CMS added requirements related to infection prevention and control, compliance and ethics programs, staff training, and QAPI programs. To allow facilities time to achieve compliance, CMS is implementing the requirements in three phases, over a three year period. We are in substantial compliance with the Phase 1 and Phase 2 requirements, and expect to be in substantial compliance with the Phase 3 requirements by the November 28, 2019 deadline. The total costs associated with implementing the requirements is not known at this time.
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
In recent years, the U.S. Congress and some state legislatures have considered and enacted significant legislation concerning health care and health insurance. The most prominent of these efforts, The Affordable Care Act, affects how health care services are covered, delivered and reimbursed. As currently structured, the Affordable Care Act expands coverage through a combination of public program expansion and private sector reforms, provides for reduced growth in Medicare program spending, and promotes initiatives that tie reimbursement to quality and care coordination. Some of the provisions, such as the requirement that large employers provide health insurance benefits to full-time employees, have increased our operating expenses. The Affordable Care Act expands the role of home-based and community services, which may place downward pressure on our sustaining population of Medicaid patients. Reforms that we believe may have a material impact on the long-term care industry and on our business include, among others, possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. However, there is considerable uncertainty regarding the future of the Affordable Care Act. The Presidential administration and certain members of Congress have made significant changes to the law, its implementation or its interpretation. For example, effective January 1,2019, Congress eliminated the financial penalty associated with the individual mandate. In addition, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. Because the penalty associated with the individual mandate was eliminated, a federal judge in Texas ruled in December 2018 that the entire law was unconstitutional. However, the law remains in place pending appeal.
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
Health Insurance Portability and Accountability Act of 1996.
The Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) has mandated an extensive set of regulations to standardize electronic patient health, administrative and financial data transactions and to protect the privacy and security of individually identifiable health information (“protected health information”). We have a HIPAA compliance committee and designated privacy and security officers.

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
The HIPAA privacy regulations establish comprehensive federal standards relating to the use and disclosure of protected health information. The privacy regulations establish limits on the use and disclosure of protected health information, provide for patients' rights, including rights to access, to request amendment of, and to receive an accounting of certain disclosures of protected health information, and require certain safeguards for protected health information. In addition, each covered entity must contractually bind individuals and entities that furnish services to the covered entity or perform a function on its behalf, and to which the covered entity discloses protected health information, to restrictions on the use and disclosure of that protected health information. Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 calendar days from the discovery of the breach. Notification must also be made to the Department of Health and Human Services and, in certain cases involving large breaches, to the media. In general, the HIPAA regulations do not supersede state laws that are more stringent or grant greater privacy rights to individuals. Thus, we must reconcile the HIPAA regulations and other state privacy laws.
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
Secondary Coverage Reporting Obligations
As required by the Medicare Secondary Reporting Act and related laws and regulations, we report to CMS specific information regarding all claimants and claim settlements involving Medicare participants so CMS can recover Medicare funds expended to provide healthcare treatment to the claimant. The requirements are to ensure that CMS is notified so that it may recoup the amounts paid for services from the settlement proceeds. The requirements do not result in us making additional payments to CMS for these services provided and does not result in an incremental cost to us. Strict sanctions, including fines and penalties, exclusion from the Medicare and Medicaid programs and criminal penalties, may be imposed for non-compliance with these reporting obligations.

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
Each year, we record adjustments to our accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual result in changes to reported expenses and income, they are not directly related to changes in cash because the accrual is not funded. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Our actual professional liabilities may vary significantly from the accrual due to an increase in the number of claims asserted or claim costs in excess of estimates, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. For the years ended December 31, 2018, 2017 and 2016, we recorded professional liability expense of $11.8 million, $10.8 million and $8.5 million, respectively.
Our outstanding indebtedness is subject to various financial covenants and floating rates of interest which could be subject to fluctuations based on changing interest rates.
We have long-term indebtedness of $73.6 million at December 31, 2018. Certain of our debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and debt service coverage ratios. As of December 31, 2018, we were in compliance with these financial covenants. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of some or all of our debts. Such non-compliance could result in a material adverse impact to our financial position, results of operations and cash flows. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional discussion of our covenants.
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
As of December 31, 2018, we are engaged in 78 professional liability lawsuits. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
The U.S. Department of Justice has commenced an investigation of our practices related to the provision of therapy and the completion of certain resident admission forms, which could adversely affect our operations and financial condition.
Our business is currently under investigation for potential civil and criminal violations of the federal False Claims Act ("FCA") and other laws related to governmental health care benefit programs.  See Legal Proceedings for further information regarding this investigation. Any finding that we are not in compliance with these laws could require us to change our operations or could subject us to treble damages, penalties and/or make us ineligible to participate in certain government funded healthcare programs, any of which could in turn significantly harm our business and financial condition.
Our operational and strategic flexibility is limited due to the number of our centers that are leased from third parties.
A substantial majority of our centers are leased from third parties including 34 centers leased from Omega and 20 centers leased from Golden Living. The loss or deterioration of our relationship with either of these landlords may adversely affect our business. The terms of such leases generally require us to operate such centers as skilled nursing centers, and generally do not allow us to assign the lease to a third party without the applicable landlord’s consent. Therefore, our ability to divest such leased properties is limited, and we may be forced to continue operating such centers as skilled nursing centers even if doing so becomes unprofitable.
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
Substantially all of our nursing center revenues are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs and private insurers. For the year ended December 31, 2018, our patient revenues from continuing operations derived from Medicaid, Medicare, Managed Care and private pay (including private insurers) sources were approximately 52.5%, 24.8%, 8.1%, and 14.6%, respectively, as adjusted to Legacy GAAP). Changes in the mix of our patients among Medicare, Medicaid, Managed Care and private pay categories and among different types of private pay sources may affect our net revenues and profitability. Our net revenues and profitability are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.
The federal government makes frequent changes to the reimbursement provided under the Medicare program. For example, in July 2018, CMS finalized a rule that will change the case-mix model used under the skilled nursing facility prospective payment system effective October 2019. The new model, known as the Patient-Driven Payment Model, intends to shift the focus to the patient’s condition and resulting care needs rather than the amount of care provided in order to determine Medicare reimbursement. Future changes to payment rates or methodology could significantly reduce the reimbursement we receive. Also, a number of state governments, including several of the states in which we operate, face projected budget shortfalls and/or deficit spending situations. Because Medicaid is typically a substantial part of a state’s budget, many states are considering or have implemented strategies to reduce Medicaid spending or decrease spending growth. Some states are exploring or implementing alternatives to traditional long-term care, including community and home-based nursing services.
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
The industry trend toward value-based purchasing may negatively impact our revenues.
There is a growing trend in the healthcare industry among both government and commercial payors toward value-based purchasing of healthcare services. Value-based purchasing programs emphasize quality and efficiency of services, rather than volume of services. For example, the SNF VBP program makes incentive payments available based on past performance on specified quality measures related to hospital readmissions. Failure to report quality data or poor performance may negatively impact the amount of reimbursement received.
Other initiatives aimed at improving quality and cost of care include alternative payment models, such as ACOs and bundled payment arrangements. It is unclear whether alternative models will successfully coordinate care and reduce costs or whether they will decrease overall reimbursement. Additionally, commercial payors have expressed intent to shift toward value-based reimbursement arrangements.
We expect value-based purchasing programs, including programs that condition reimbursement on patient outcome measures, to become more common and to involve a higher percentage of reimbursement amounts. While we believe we are adapting our business strategies to compete in a value-based reimbursement environment, we are unable at this time to predict how this trend will affect our results of operations. If we are unable to meet or exceed quality performance standards under any applicable value-based purchasing program, perform at a level below the outcomes demonstrated by our competitors, or otherwise fail to effectively provide or coordinate the efficient delivery of quality healthcare services, our reputation in the industry may be negatively impacted, we may receive reduced reimbursement amounts, and we may owe repayments to payors, causing our revenues to decline.
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
We plan to invest in business initiatives and development that will increase our operating expenses. These initiatives may or may not be successful in growing our census or revenues. A part of our business initiative is to emphasize our skilled nursing facilities' care on patients with shorter stays but higher acuities. Shorter stays may result in decreased census during certain periods. In addition, there is typically a time delay between incurring such expenses and the attaining of revenues and cash flows expected from these initiatives and development. As a result, our revenue and operating cash flow may not increase enough during a reporting period to cover these increased expenses. Such additional revenues may not materialize to the level we anticipate, if at all.
We may be unable to reduce costs to offset decreases in our patient census levels or other expenses completely.
We depend on implementing adequate cost management initiatives in response to fluctuations in levels of patient census in our centers in order to maintain our current cash flow and earnings levels. Fluctuation in our patient census levels may become more common as we continue our emphasis in our skilled nursing facilities on patients with shorter stays but higher acuities. A decline in patient census levels would likely result in decreased revenue. If we are unable to put in place corresponding reductions in costs in response to decreases in our patient census or other revenue shortfalls, our financial condition and operating results would be adversely affected. There are limits in our ability to reduce the costs of our centers because we must maintain required staffing levels.
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
Increasing costs of being publicly owned could impact our future consolidated financial position and results of operations
Significant regulatory changes, including the Sarbanes-Oxley Act and rules and regulations promulgated as a result of the Sarbanes-Oxley Act, have increased, and in the future, are likely to further increase general and administrative costs. In order to comply with the Sarbanes-Oxley Act of 2002, the listing standards of the Nasdaq exchange, and rules implemented by the Securities and Exchange Commission (“SEC”), we have had to hire additional personnel and utilize additional outside legal, accounting and advisory services, and may continue to require such additional resources. Moreover, in the rapidly changing regulatory environment in which we operate, there is significant uncertainty as to what will be required to comply with many of the regulations. As a result, we may be required to spend substantially more than we currently estimate, and may need to divert resources from other activities, as we develop our compliance plans.
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
Changes in lease accounting standards may materially and adversely affect us.
The Financial Accounting Standards Board, or FASB, adopted new accounting rules to be effective for reporting periods beginning after December 15, 2018 which generally will require companies to capitalize long term leases on their balance sheets by recognizing lessees’ rights and obligations. When the rules are effective, we will be required to account for the leases for our centers, including those with Omega and Golden Living, in the assets and liabilities on our balance sheet,. As a result, a significant amount of lease related assets and liabilities will be recorded on our balance sheet and we may be required to make other changes to the recording and classification of our lease related expenses. Though these changes will not have any direct impact on our overall financial condition, these changes could cause investors or others to believe that we are highly leveraged and could change the calculations of financial metrics and covenants, as well as third party financial models regarding our financial condition.

Certain events or circumstances could result in the impairment of our assets that result in material charges to earnings.
We review the carrying value of certain long-lived assets, finite-lived intangible assets and indefinite-lived intangible assets with respect to any events or circumstances that indicate an impairment or an adjustment to the amortization period may be necessary. If circumstances suggest that the recorded amounts of any of these assets cannot be recovered based upon estimated future cash flows, the carrying values of such assets are reduced to fair value. If the carrying value of any of these assets is impaired, we may incur a material charge to earnings. Any such impairment charges could have a material adverse effect on our business, financial position and results of operations.
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
Healthcare companies are subject to high levels of regulatory scrutiny. Various government agencies and their agents may conduct audits of our operations, including the Department of Health and Human Services (“HHS”) Office of Inspector General (“OIG”), which is tasked with combating fraud, waste and abuse within the Medicare and Medicaid programs. The OIG’s enforcement priorities are outlined in a work plan that is updated monthly. These priorities include life safety reviews, compliant billing, quality of care, poorly performing nursing facilities, hospitalizations, criminal background checks, Medicare part B services, accuracy of clinical data collected by nursing facilities , transparency of ownership, and civil monetary penalty funds. We cannot predict the likelihood, scope or outcome of any OIG investigations of our centers.
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
We are subject to claims under false claims, self-referral and anti-kickback prohibitions.
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
In the United States, various federal laws regulate the relationships between providers of health care services, physicians, and other clinicians. These laws impose restrictions on physician referrals for designated health services to entities with which they have financial relationships. These laws also prohibit the offering, payment, solicitation or receipt of any form of remuneration in return for the referral of Medicare or Medicaid patients or patient care opportunities for the purchase, lease or order of any item or service that is covered by the Medicare and Medicaid programs. Many states in which we operate have similar anti-kickback and self-referral laws that may apply to all payors or a broader range of services. To the extent that we, any of our centers through which we do business, or any of the owners or directors have a financial relationship with each other or with other health care entities providing services to long-term care patients, such relationships could be subject to increased scrutiny.
Federal and state laws prohibit the submission of false claims for reimbursement and prohibit the making of false claims or statements. The submission of false claims or false statements may lead to the imposition of significant civil monetary penalties, significant criminal fines and imprisonment, and/or exclusion from participation in state and federally-funded healthcare programs, including the Medicare and Medicaid programs. Under the FCA, actions against a provider can be initiated by the federal government or by a private party on behalf of the federal government. These private parties, who are often referred to as “qui tam relators” or “relators,” are entitled to share in any amounts recovered by the government. Both direct enforcement activity by the government and qui tam relator actions have increased significantly in recent years.
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
Because we submit thousands of claims to Medicare each year and there is a relatively long statute of limitations under the FCA, there is a risk that intentional, or even negligent or recklessly submitted claims that prove to be incorrect, or billing errors, cost reporting errors or lapses in statutory or regulatory compliance with regard to the provision of healthcare services (including, without limitation the Anti-Kickback Statue and the self-referral laws discussed above), could result in significant civil or criminal penalties against us. At least one false claims act case is pending against us, and there can be no assurance that our operations will not be subject to review, scrutiny, penalties or enforcement actions under these laws, or that these laws will not change in the future. Any penalties or allegations involving false claims, whether valid or not, could have a significant impact on our business.

We are subject to laws governing the confidentiality of patient health information.
Both federal and state laws impose certain requirements regarding maintaining the confidentiality of patient health information. In particular, HIPAA regulations require us to protect the medical records and other personal health information of our patients, limit our use of and ability to disclose such information, give patients a right to access and amend their personal health information, and notify affected patients, HHS, and, in the case of large breaches, the media of breaches involving unsecure patient health information. A violation of HIPAA or any other federal or state laws regarding the confidentiality or use of such information could subject us to civil or criminal penalties, and could in turn damage our reputation, affect our ability to attract or retain patients, and thereby have a material adverse effect on our revenues, financial position, results of operations and cash flows.
We cannot predict the effects that healthcare reform initiatives, including possible repeal or invalidation of or changes to the Affordable Care Act, and other changes in government programs may have on our business, financial condition or results of operations.
In recent years, there have been initiatives on the federal and state levels for comprehensive reforms affecting the availability, payment and reimbursement of healthcare services in the United States. The most prominent of these efforts is the Affordable Care Act, which affects how healthcare services are covered, delivered and reimbursed. However, there is significant uncertainty regarding the future of the Affordable Care Act. The Presidential administration and Congress have made significant changes to the law, its implementation and interpretation. For example, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. Effective January 1, 2019, Congress eliminated the penalty associated with the individual mandate to maintain health insurance. These changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased. Because the penalty associated with the individual mandate was eliminated, a federal judge in Texas ruled in December 2018 that the entire law was unconstitutional. However, the law remains in place pending appeal. It is difficult to predict the impact of the Affordable Care Act and related regulations or the impact of its modification on our operations in light of the uncertainty regarding whether, when or how the law will be further changed, the ultimate impact of court challenges, and what alternative reforms, if any, may be enacted. Significant changes to, or invalidation or repeal of, the Affordable Care Act or the adoption of other healthcare legislation or regulations could materially and adversely our business. For example, some members of Congress have proposed significantly expanding the coverage of government-funded programs.
State efforts to regulate or deregulate the healthcare services industry or the construction or expansion of healthcare facilities could impair our ability to expand our operations, or could result in increased competition.
Some states require healthcare providers to obtain prior approval, known as a CON, for:
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
Our ability to acquire or construct new facilities or expand or provide new services at existing facilities would be adversely affected if we are unable to obtain the necessary approvals, if there are changes in the standards applicable to those approvals, or if we experience delays and increased expenses associated with obtaining those approvals. We may not be able to obtain licensure, CON approval, Medicaid certification, Attorney General approval or other necessary approvals for future expansion projects. Conversely, the elimination or reduction of state regulations that limit the construction, expansion or renovation of new or existing facilities could result in increased competition to us or result in overbuilding of facilities in some of our markets. If overbuilding in the healthcare industry in the markets in which we operate were to occur, it could reduce the occupancy rates of existing facilities and, in some cases, might reduce the private rates that we charge for our services.

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
We may be subject to liability for environmental damages.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances or petroleum product releases at the property, and may be held liable to a governmental entity or to third parties for property damage and for investigation and clean-up costs incurred by those parties in connection with the contamination. These laws typically impose clean-up responsibility and liability without regard to whether the owner or operator knew of or caused the presence of the contaminants, and liability under these laws has been interpreted to be joint and several unless the harm is divisible and there is a reasonable basis for allocation of responsibility. The costs of investigation, remediation or removal of the substances may be substantial.  In addition, under our leases with Omega and Golden Living, we have agreed to indemnify the landlord for any such liabilities related to the properties that we lease from them. Persons who arrange for the disposal or treatment of hazardous or toxic substances also may be liable for the costs of removal or remediation of the substances at the disposal or treatment facility, whether or not the facility is owned or operated by the person. Finally, the owner of a site may be subject to common law claims by third parties based on damages and costs resulting from environmental contamination emanating from a site. If we become subject to any of these claims, the costs involved could be significant and could have a material adverse effect on our business, financial condition, cash flows, and results of operations.
Risks Related to our Common Stock
We do not intend to pay dividends on our common stock.
Although we paid cash dividends from the second quarter of 2009 through the third quarter of 2018, we do not anticipate paying cash dividends on our common stock in the foreseeable future. We currently anticipate that we will retain all of our available cash, if any, for use as working capital and for other general purposes, including to service or repay our debt and lease obligations as well as to fund the operations of our business. Any payment of future dividends will be at the discretion of our board of directors and will depend on, among other things, our earnings, financial condition, capital requirements, level of indebtedness, lease obligations, statutory and contractual restrictions applying to the payment of dividends and other considerations that our board of directors deems relevant.
We have received a notice of delisting of our common stock from Nasdaq’s Listing Qualifications Department indicating that, based upon Nasdaq’s review of the Market Value of Listed Securities (“MVLS”) for the last 30 consecutive business days from November 2, 2018, the Company no longer meets the minimum MVLS of $35 million as set forth in Nasdaq Listing Rule 5550(b)(2). If we fail to raise the MVLS of our common stock to at least $35 million, our common stock may be delisted from trading on the Nasdaq Capital Market.
We are required to meet certain financial criteria in order to maintain our listing on the Nasdaq Capital Market. One such requirement is that we maintain a MVLS of at least $35 million. On December 19, 2018, we received an initial notification letter from the Nasdaq Listing Qualifications Department indicating that the MVLS of our common stock had been below $35 million for the last 30 consecutive business days. In accordance with Nasdaq Listing Rules 5810(c)(3)(C), the

Company has been provided a period of 180 calendar days, or until June 17, 2019, in which to regain compliance with the requirement. In order to regain compliance with the MVLS requirement, the Company must maintain a MVLS of at least $35 million for a minimum of ten consecutive business days during this 180-day period. The Company actively monitors the price of the Common Stock and will consider all available options to regain compliance with the continued listing standards. If at any time during this 180-day period the Company’s MVLS closes at $35 million or more for a minimum of ten consecutive business days, Nasdaq will provide the Company written confirmation of compliance and this matter will be closed. If the Company does not regain compliance with this requirement by June 17, 2019, the Company will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearing Panel. There can be no assurance that the Company will be successful in maintaining its listing of the Common Stock on the Nasdaq Capital Market.
If we were unable to maintain compliance with the MVLS requirement and our common stock were delisted from Nasdaq, trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQB or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. For these reasons and others, delisting would adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees, to raise capital, and execute on a strategic alternative.
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
Our Certificate of Incorporation (the “Certificate”) requires the approval of the holders of two-thirds of the outstanding shares to amend certain provisions of the Certificate. Section 203 of the Delaware General Corporate Law restricts the ability of a Delaware corporation to engage in any business combination with an interested shareholder. We are also authorized to issue up to 0.8 million shares of preferred stock, the rights of which may be fixed by our Board without shareholder approval. Provisions in certain of our executive officers' employment agreements provide for post-termination compensation, including payment of amounts up to two times their annual salary, following certain changes in control (as defined in such agreements). Our stock incentive plans provide for the acceleration of the vesting of options in the event of certain changes in control (as defined in such plans). Certain changes in control also constitute an event of default under our bank credit facility. The foregoing matters may, together or separately, have the effect of discouraging or making more difficult an acquisition or change of control of the company.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own 15 and lease 57 long-term care centers as discussed in “Item 1 Business - Nursing Centers and Services.” See further details below.

Our current operations include 57 nursing centers subject to operating leases, including 34 owned by Omega Health Investors ("Omega"), 20 owned by Golden Living and three owned by other parties. In our role as lessee, we are responsible for the day-to-day operations of all operated centers. These responsibilities include recruiting, hiring and training all nursing and other personnel, and providing patient care, nutrition services, marketing, quality improvement, accounting, and data processing services for each center. The lease agreements pertaining to our 57 leased centers are “triple net” leases, requiring us to maintain the premises, provide insurance, pay taxes and pay for all utilities. See the table below for a summary of owned and leased beds operated by the Company.

State	Centers	Leased Beds	Owned Beds	Total Operational Beds (1)
Alabama	20	2,079	306	2,385
Florida	1	79	—	79
Indiana	1	172	—	172
Kansas	6	—	483	483
Kentucky	10	917	—	917
Mississippi	9	1,039	—	1,039
Missouri	3	455	—	455
Ohio	4	651	—	651
Tennessee	5	497	120	617
Texas	13	1,370	475	1,845
Total	72	7,259	1,384	8,643
____________

(1)	The number of Operational Beds includes 429 Licensed Assisted Living/Residential Beds.
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
As of December 31, 2018, we are engaged in 78 professional liability lawsuits. Eighteen lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
The Company is engaged in preliminary discussions with the DOJ regarding settlement of this investigation. The Company denies any wrong doing and is prepared to vigorously defend its actions. However, based upon preliminary settlement discussions, the Company believes that it is probable a loss will result from this contingency and has accrued $6.4 million as a contingent liability in connection with this matter during the year ended December 31, 2018. The Company cannot predict whether a settlement can be achieved, the outcome of the litigation if there is no settlement or the length of time necessary to conclude this matter. Accordingly, the contingent liability has been classified as a noncurrent liability in the accompanying consolidated balance sheets.  The Company’s ultimate ability to settle this investigation will depend on several factors, including whether the amount and terms of an acceptable settlement can be reached with the DOJ, the Company’s assessment of the risks of litigating this case and the effect of protracted litigation or settlement terms on the Company’s business plans.  Because the outcome of this investigation and related settlement discussions remain uncertain, there is a reasonable possibility that the amount ultimately incurred in connection with the resolution of this matter could differ materially from the current accrual, as the Company cannot, at this time, estimate the possible range of loss that may result from either a settlement or litigation of this matter.  The ultimate outcome of this litigation could have a materially adverse effect on the Company, including the imposition of treble damages, criminal charges, fines, penalties and/or a corporate integrity agreement.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock is traded on the Nasdaq Capital Market and began trading there on September 12, 2006. The Company's Nasdaq ticker symbol is “DVCR.” As previously disclosed in December 2018, the Company received a MVLS Notice regarding the continued listing of the Company's stock on Nasdaq.
Our common stock has been traded since May 10, 1994. On February 15, 2019, the closing price for our common stock was $3.68, as reported by Nasdaq.com.
Holders. On February 15, 2019, there were approximately 264 holders of record. Most of our shareholders have their holdings in the street name of their broker/dealer.

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

	Year Ended December 31,
	2018	2017	2016	2015	2014
Statement of Operations Data		(in thousands, except per share amounts)
REVENUES:
Patient revenues, net	$563,462	$574,794	$426,063	$387,595	$344,192
EXPENSES:
Operating	450,686	458,122	342,932	311,035	275,605
Lease and rent expense	57,073	54,988	33,364	28,690	26,151
Professional liability	11,796	10,764	8,456	8,122	7,216
Litigation contingency expense	6,400	—	—	—	—
General and administrative	32,791	33,311	30,271	24,793	22,133
Depreciation and amortization	11,201	10,902	8,292	7,524	7,078
Gain on sale of assets	(4,825)	—	—	—	—
Lease termination costs (receipts)	—	(180)	2,008	—	—
	565,122	567,907	425,323	380,164	338,183
OPERATING INCOME (LOSS)	(1,660)	6,887	740	7,431	6,009
OTHER INCOME (EXPENSE):
Other income	168	—	—	—	—
Equity in net income (losses) of investment in unconsolidated affiliate	—	—	273	339	(5)
Gain on bargain purchase	—	925	—	—	—
Gain on sale of investment in unconsolidated affiliate	308	733	1,366	—	—
Hurricane costs	—	(232)	—	—	—
Interest expense, net	(6,653)	(6,369)	(4,802)	(4,102)	(3,697)
Debt retirement costs	(267)	—	(351)	—	—
	(6,444)	(4,943)	(3,514)	(3,763)	(3,702)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,104)	1,944	(2,774)	3,668	2,307
BENEFIT (PROVISION) FOR INCOME TAXES	750	(6,743)	1,030	(916)	(857)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(7,354)	(4,799)	(1,744)	2,752	1,450
DISCONTINUED OPERATIONS, net of taxes	(42)	(28)	(67)	(1,128)	3,258
NET INCOME (LOSS)	$(7,396)	$(4,827)	$(1,811)	$1,624	$4,708
INCOME (LOSS) PER COMMON SHARE:
Basic
Continuing operations	$(1.15)	$(0.76)	$(0.28)	$0.45	$0.21
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.18)	0.54
Net income (loss) per common share	$(1.16)	$(0.77)	$(0.29)	$0.27	$0.75
Diluted
Continuing operations	$(1.15)	$(0.76)	$(0.28)	$0.44	$0.20
Discontinued operations	(0.01)	(0.01)	(0.01)	(0.18)	0.52
Net income (loss) per common share	$(1.16)	$(0.77)	$(0.29)	$0.26	$0.72
CASH DIVIDENDS DECLARED PER COMMON SHARE	$0.17	$0.22	$0.22	$0.22	$0.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,372	6,279	6,199	6,100	6,011
Diluted	6,372	6,279	6,199	6,315	6,197

	December 31,
	2018	2017	2016	2015	2014
Balance Sheet Data	(in thousands)
Working capital	$10,192	$8,391	$13,521	$13,052	$8,797
Total assets	$159,244	$167,569	$163,051	$137,084	$129,089
Long-term debt and capitalized lease obligations, less current portion and deferred financing costs, net	$74,558	$89,552	$82,123	$60,867	$48,265
Total Equity (deficit)	$(1,198)	$6,462	$11,420	$13,267	$11,754

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Diversicare Healthcare Services, Inc. provides long-term care services to nursing center patients in ten states, primarily in the Southeast, Midwest and Southwest. Our centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, we offer a variety of comprehensive rehabilitation services as well as nutritional support services. As of December 31, 2018, our continuing operations consist of 72 nursing centers with 8,214 licensed skilled nursing beds and 429 assisted-living and other residential beds. We own 15 and lease 57 of our nursing centers included in continuing operations. The Company's continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Mississippi, Missouri, Ohio, Tennessee, and Texas.
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
Strategic Operating Initiatives
We identified several key strategic objectives to increase shareholder value through improved operations and business development. These strategic operating initiatives include: improving our facilities’ quality metrics, improving skilled mix in our nursing centers, improving our average Medicare rate, maintaining Electronic Medical Records to improve Medicaid capture, and completing strategic acquisitions and divestitures. We have experienced success in these initiatives and expect to continue to build on these improvements. In light of challenges facing the industry and the Company specifically, including the unresolved governmental investigation, we believe that now is not the time to attempt to engage in a company-wide strategic transaction.
Improving skilled mix and average Medicare rate:
One of our key performance indicators is skilled mix. Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the years ended December 31, 2018, 2017 and 2016 was 14.7%, 15.1% and 15.2%, respectively.
Utilizing Electronic Medical Records to improve Medicaid acuity capture:
As another part of our strategic operating initiatives, all of our nursing centers utilize EMR to improve Medicaid acuity capture, primarily in our states where the Medicaid payments are acuity based. By using EMR, we have increased our average Medicaid rate despite rate cuts in certain acuity based states by accurate and timely capture of care delivery.
Completing strategic transactions:
Our strategic operating initiatives include a renewed focus on completing strategic acquisitions and divestitures. We continue to pursue and investigate opportunities to acquire or lease new centers, focusing primarily on opportunities within our existing geographic areas of operation. As part of our strategic efforts, we have also performed thorough analysis on our existing centers in order to determine whether continuing operations within certain markets or regions is in line with the short-term and long-term strategy of the business.
On October 30, 2018, the Company entered into an Asset Purchase Agreement (the "Agreement") with Fulton Nursing and Rehabilitation LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC, Westwood Nursing and Rehabilitation LLC, and Westwood Glasgow Propco (the "Buyers") to sell the assets and transfer the operations of Diversicare of Fulton, Diversicare of Clinton and Diversicare of Glasgow (the "Properties"). The purchase price of the Properties is $18.7 million and the sale was effective on December 1, 2018.
On October 1, 2018, the Company entered into a New Master Lease Agreement (the "Lease") with Omega Healthcare Investors (the "Lessor") to lease 34 centers currently owned by Omega and operated by Diversicare. The old Master Lease with Omega provided for its operation of 23 skilled nursing centers in Texas, Kentucky, Alabama, Tennessee, Florida, and Ohio. Additionally, Diversicare operates 11 centers owned by Omega under separate leases in Missouri, Kentucky, Indiana, and Ohio. The Lease entered into by Diversicare and Omega consolidates the leases for all 34 centers under one New Master Lease. The Lease has an initial term of twelve years with two 10 year extensions, each at our option. The Lease has a common date of annual lease fixed escalators of 2.15% beginning on October 1, 2019.
On July 8, 2018, the Company entered into a membership interest purchase agreement with ALS Ontario Operating, Inc. to transfer all of the issued and outstanding membership units of Ontario Pointe, a stand-alone 50 bed assisted living facility in Ontario, OH. The transfer of operations and termination of this lease was effective on October 1, 2018.
Effective July 1, 2017, the Company acquired a 103-bed skilled nursing center in Selma, Alabama, for an aggregate purchase price of $8.8 million, pursuant to an Asset Purchase Agreement with Park Place Nursing and Rehabilitation Center, LLC, Dunn Nursing Home, Inc., Wood Properties of Selma LLC, and Homewood of Selma, LLC. This transaction is further discussed in Note 2 "Business Development and Other Significant Transactions" to the consolidated financial statements.
In September 2017, we ceased operations at our Carthage, Mississippi, facility, thus terminating our lease with Trend Health and Rehab of Carthage, LLC. This transaction was not reported as a discontinued operation as described in Note 2 "Business Development and Other Significant Transactions" to the consolidated financial statements.
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

Selected Financial and Operating Data
The following table summarizes the Diversicare statements of continuing operations for the years ended December 31, 2018, 2017 and 2016, and sets forth this data as a percentage of revenues for the same year:

	Year Ended December 31,
	(Dollars in thousands)
	2018		2017		2016
Revenues:
Patient revenues, net	$563,462	100.0%	$574,794	100.0%	$426,063	100.0%
Expenses:
Operating	450,686	80.0%	458,122	79.7%	342,932	80.5%
Lease and rent expense	57,073	10.1%	54,988	9.6%	33,364	7.8%
Professional liability	11,796	2.1%	10,764	1.9%	8,456	2.0%
Litigation contingency expense	6,400	1.1%	—	—%	—	—%
General & administrative	32,791	5.8%	33,311	5.8%	30,271	7.1%
Depreciation and amortization	11,201	2.0%	10,902	1.9%	8,292	1.9%
Gain on sale of assets	(4,825)	(0.9)%	—	—%	—	—%
Lease termination costs (receipts)	—	—%	(180)	—%	2,008	0.5%
	565,122	100.2%	567,907	98.9%	425,323	99.8%
Operating income (loss)	(1,660)	(0.2)%	6,887	1.1%	740	0.2%
Other income (expense):
Other income	168	—%	—	—%	—	—%
Equity in net income of unconsolidated affiliate	—	—%	—	—%	273	0.1%
Gain on bargain purchase	—	—%	925	0.2%	—	—%
Gain on sale of investment in unconsolidated affiliate	308	0.1%	733	0.1%	1,366	0.3%
Hurricane costs	—	—%	(232)	—%	—	—%
Interest expense, net	(6,653)	(1.2)%	(6,369)	(1.1)%	(4,802)	(1.1)%
Debt retirement costs	(267)	—%	—	—%	(351)	(0.1)%
	(6,444)	(1.1)%	(4,943)	(0.8)%	(3,514)	(0.8)%
Income (loss) from continuing operations before income taxes	(8,104)	(1.3)%	1,944	0.3%	(2,774)	(0.6)%
Benefit (provision) for income taxes	750	0.1%	(6,743)	(1.2)%	1,030	0.2%
Loss from continuing operations	$(7,354)	(1.2)%	$(4,799)	(0.9)%	$(1,744)	(0.4)%

The following table presents data about the centers we operated as part of our continuing operations as of the dates:

	December 31,
	2018	2017	2016
Licensed Nursing Center Beds:
Owned	1,365	1,607	1,504
Leased	6,849	6,849	6,949
Total	8,214	8,456	8,453
Facilities:
Owned	15	18	17
Leased	57	58	59
Total	72	76	76

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
Allowance for Doubtful Accounts
We evaluate the collectability of our accounts receivable by reviewing current aging summaries of accounts receivable, historical collections data and other factors. As a percentage of revenue, our provision for doubtful accounts was approximately 0.0%, 1.6%, and 1.7% for 2018, 2017, and 2016, respectively. Subsequent to the adoption of ASC 606, the majority of what was previously presented as allowance for doubtful account related to bad debt expense that has been incorporated as an implicit price concession factored into new revenue and accounts receivable. Historical bad debts have generally resulted from uncollectible private pay balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off.

Professional Liability and Other Self-Insurance Reserves
Accrual for Professional and General Liability Claims
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, consolidated offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), which has issued a policy insuring claims made against all of the Company's nursing centers in Florida and Tennessee, and several of the Company’s nursing centers in Alabama, Kentucky, Ohio, and Texas. The insurance coverage provided for these centers under the SHC policy include coverage limits of $1.0 million or $3.0 million per medical incident with a sublimit per center of $3.0 million and total annual aggregate policy limits of $5.0 million. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide coverage limits of $1.0 million per claim and have sublimits of $3.0 million per center, with varying aggregate policy limits and deductibles.  The deductibles for these policies are covered through the insurance subsidiary.
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $27.2 million and $5.5 million of estimated insurance recovery receivables as of December 31, 2018, including $1.5 million for settlements that are expected to be paid in 2019, estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis.
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
The Company's cash expenditures for self-insured professional liability costs from continuing operations were $6.5 million, $6.6 million and $4.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Professional liability costs are material to our financial position, and changes in estimates, as well as differences between estimates and the ultimate amount of loss, may cause a material fluctuation in our reported results of operations. Our professional liability expense was $11.8 million, $10.8 million and $8.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. These amounts are material in relation to our reported income (loss) from continuing operations for the related periods of $(7.4) million, $(4.8) million and $(1.7) million, respectively. The total liability recorded at December 31, 2018 was $27.2 million, compared to current assets of $80.5 million and total assets of $159.2 million.
Accrual for Other Self-Insured Claims
With respect to workers' compensation insurance, substantially all of our employees became covered under either a prefunded deductible policy or state-sponsored programs. We have been and remain a non-subscriber to the Texas workers' compensation system and are, therefore, completely self-insured for employee injuries with respect to our Texas operations. From June 30, 2003 until June 30, 2007, our workers' compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2007 until June 30, 2008, the Company is completely insured for workers' compensation exposure. For the period from July 1, 2008 through December 31, 2018, we are covered by a prefunded deductible policy. Under this policy, we are self-insured for the first $0.5 million per claim, subject to an aggregate maximum of $3.0 million. We fund a loss fund account with the insurer to pay for claims below the deductible. We account for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred.
We are self-insured for health insurance benefits for certain employees and dependents for amounts up to $0.2 million per individual annually. We provide reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate, based on known claims and estimates of unknown claims based on historical information. The differences between actual settlements and reserves are included in expense in the period finalized. Our reserves for health insurance benefits can fluctuate materially from one year to the next depending on the number of significant health issues of our covered employees and their dependents.

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
No impairment of long lived assets was recognized during 2018, 2017, or 2016. If our estimates or assumptions with respect to a property change in the future, we may be required to record additional impairment charges for our assets.

Business Combinations
For business combination transactions, we recognize and measure the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree, as well as the goodwill acquired or gain recognized in a bargain purchase, and we make certain valuations to determine the acquisition date fair value of assets acquired and the liabilities assumed. These valuations are subject to adjustments during the measurement period, not to exceed twelve-months from the acquisition date. Such valuations require us to make significant estimates, judgments and assumptions, including projections of future events and operating performance. Accounting Standards Update ("ASU") No. 2017-01 provides the requirements needed for an integrated set of assets and activities to be a business and also establish a practical way to determine when a set is not a business. The ASU provides a screen to determine when an integrated set of assets and activities is not a business. The more robust framework helps entities to narrow the definition of outputs created by the set and align it with how outputs are described in the new revenue recognition standard.

Stock-Based Compensation
We recognize compensation cost for all share-based payments granted on a straight-line basis over the vesting period. We calculated the recognized and unrecognized stock-based compensation for options and stock-only stock appreciation rights ("SOSARs") using the Black-Scholes-Merton option valuation method, which requires us to use certain key assumptions to develop the fair value estimates. These key assumptions include expected volatility, risk-free interest rate, expected dividends and expected term. For restricted shares, we utilize the market price at the grant date in order to calculate the stock-based compensation expense to be recognized during the vesting period. During the years ended December 31, 2018, 2017, and 2016, we recorded charges of approximately $1.1 million, $1.0 million and $1.0 million in stock-based compensation, respectively. Stock-based compensation expense is a non-cash expense and such amounts are included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees.

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
Effective January 1, 2018, the Tax Act reduced the corporate rate from 35% to 21%. The Company has adopted ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118, which allows the company to record provisional amounts during the period of enactment. Any change to the provisional amounts are recorded as an adjustment to the provision for income taxes in the period the amounts are determined. During the year ended December 31, 2017, the company recognized a provisional net deferred income tax expense of $5.5 million to reflect the revaluation of the Company’s net deferred tax assets based on the U.S. federal tax rate of 21%. In accordance with SAB 118, the Tax Act related income tax effects that were initially reported as provisional estimates were refined as additional analysis was performed.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of December 31, 2018, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$84,866	$17,408	$67,327	$131	$—
Settlement obligations (2)	1,504	1,504	—	—	—
Operating leases (3)	624,927	58,291	119,966	124,873	321,797
Required capital expenditures under operating leases (4)	26,566	2,610	5,221	5,221	13,514
Total	$737,863	$79,813	$192,514	$130,225	$335,311

(1)
Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our capital lease obligations. Our long-term debt obligations decreased $18.6 million between December 31, 2017 and December 31, 2018, which is related to the sale of three Kentucky centers. The proceeds were used to reduce our debt. See Note 2, "Business Developments and Other Significant Transactions" and Note 5, "Long-Term Debt, Interest Rate Swap and Capitalized Lease Obligations" to the consolidated financial statements included in this report for additional information. Included in the $17.4 million of long-term obligations for amounts due in less than one year is $5 million related to the Revolver and $5 million related to the Acquisition Line, which is due on February 26, 2021. These amounts are classified as current because it is management's intent to pay within the next 12 months.

(2)
Settlement obligations relate to professional liability cases that are expected to be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.

(3)
Represents minimum annual lease payments (exclusive of taxes, insurance, and maintenance costs) under our operating lease agreements, which does not include renewals. Our operating lease obligations increased $440.7 million between December 31, 2017 and December 31, 2018. The increase in operating lease obligations is due to the renewal of our Omega Master Lease. See Note 9, "Commitments and Contingencies," to the consolidated financial statements.

(4)
Includes annual expenditure requirements under operating leases. Our required capital expenditures increased $14.7 million between December 31, 2017 and December 31, 2018. The increase is due to the renewal of our Omega Master Lease. See Note 9, "Commitments and Contingencies," to the consolidated financial statements.

We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.7 million as of December 31, 2018. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee.

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

(in thousands)	Year Ended December 31,
	2018	2017	Change	%
PATIENT REVENUES, net	$563,462	$574,794	$(11,332)	(2.0)%
EXPENSES:
Operating	450,686	458,122	(7,436)	(1.6)%
Lease and rent expense	57,073	54,988	2,085	3.8%
Professional liability	11,796	10,764	1,032	9.6%
Litigation contingency expense	6,400	—	6,400	100.0%
General and administrative	32,791	33,311	(520)	(1.6)%
Depreciation and amortization	11,201	10,902	299	2.7%
Gain on sale of assets	(4,825)	—	(4,825)	100.0%
Lease termination receipts	—	(180)	180	100.0%
Total expenses	565,122	567,907	(2,785)	(0.5)%
OPERATING INCOME (LOSS)	(1,660)	6,887	(8,547)	(124.1)%
OTHER INCOME (EXPENSE):
Other income	168	—	168	100.0%
Gain on bargain purchase	—	925	(925)	(100.0)%
Gain on sale of investment in unconsolidated affiliate	308	733	(425)	(58.0)%
Hurricane costs	—	(232)	232	100.0%
Interest expense, net	(6,653)	(6,369)	(284)	(4.5)%
Debt retirement costs	(267)	—	(267)	(100.0)%
	(6,444)	(4,943)	(1,501)	30.4%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,104)	1,944	(10,048)	(516.9)%
BENEFIT (PROVISION) FOR INCOME TAXES	750	(6,743)	7,493	111.1%
LOSS FROM CONTINUING OPERATIONS	$(7,354)	$(4,799)	$(2,555)	(53.2)%

NET LOSS PER COMMON SHARE:
Continuing operations per common share - basic	$(1.15)	$(0.76)	$(0.39)	(51.3)%
Continuing operations per common share - dilutive	$(1.15)	$(0.76)	$(0.39)	(51.3)%

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,372	6,279
Dilutive	6,372	6,279

(in thousands)	Year Ended December 31,
	2017	2016	Change	%
PATIENT REVENUES, net	$574,794	$426,063	$148,731	34.9%
EXPENSES:
Operating	458,122	342,932	115,190	33.6%
Lease and rent expense	54,988	33,364	21,624	64.8%
Professional liability	10,764	8,456	2,308	27.3%
General and administrative	33,311	30,271	3,040	10.0%
Depreciation and amortization	10,902	8,292	2,610	31.5%
Lease termination costs (receipts)	(180)	2,008	(2,188)	(100.0)%
Total expenses	567,907	425,323	142,584	33.5%
OPERATING INCOME	6,887	740	6,147	830.7%
OTHER INCOME (EXPENSE):
Equity in net income of investment in unconsolidated affiliate	—	273	(273)	(100.0)%
Gain on bargain purchase	925	—	925	100.0%
Gain on sale of investment in unconsolidated affiliate	733	1,366	(633)	(46.3)%
Hurricane costs	(232)	—	(232)	(100.0)%
Interest expense, net	(6,369)	(4,802)	(1,567)	(32.6)%
Debt retirement costs	—	(351)	351	100.0%
	(4,943)	(3,514)	(1,429)	(40.7)%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,944	(2,774)	4,718	170.1%
BENEFIT (PROVISION) FOR INCOME TAXES	(6,743)	1,030	(7,773)	(754.7)%
LOSS FROM CONTINUING OPERATIONS	$(4,799)	$(1,744)	$(3,055)	(175.2)%

NET LOSS PER COMMON SHARE:
Continuing operations per common share - basic	$(0.76)	$(0.28)	$(0.48)	(171.4)%
Continuing operations per common share - dilutive	$(0.76)	$(0.28)	$(0.48)	(171.4)%

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,279	6,199
Dilutive	6,279	6,199

Year Ended December 31, 2018 Compared With Year Ended December 31, 2017
Patient Revenues
Patient revenues were $563.5 million in 2018 and $574.8 million in 2017, a decrease of $11.3 million or 2.0%. The difference between patient revenues for 2018 is primarily due to the implementation of ASC 606. Refer to Note 3, "Revenue Recognition and Receivables" to the consolidated financial statements. The following table summarizes the revenue fluctuations attributable to our portfolio growth (in thousands):

	Year Ended December 31,
	2018		2017
	As reported	As adjusted to Legacy GAAP	As reported	Change
Same-store revenue	$537,762	$551,228	$546,489	$4,739
2017 acquisition revenue	9,296	9,289	4,553	4,736
2017 disposition revenue	—	—	5,348	(5,348)
2018 disposition revenue	$16,404	$17,140	$18,404	(1,264)
Total revenue	$563,462	$577,657	$574,794	2,863

Under legacy GAAP, revenue increased by $2.9 million, which is primarily attributable to revenue contributions from the acquisition of Park Place during the third quarter of 2017 of $4.7 million . The increase from the acquisition activity was offset by a decrease in revenues attributable to the 2017 disposition of Carthage and the 2018 dispositions of Fulton, Clinton and Glasgow of $5.3 million and $1.3 million, respectively. Refer to Note 2, "Business Developments" to the consolidated financial statements. The increase in same store revenue of $4.7 million is explained in more detail below.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Year Ended December 31,
	2018	2017
	As adjusted to Legacy GAAP	As reported
Skilled nursing occupancy	79.4%	79.7%
As a percent of total census:
Medicaid census	69.2%	69.1%
Medicare census	10.6%	11.2%
Managed Care census	4.1%	3.9%
As a percent of total revenues:
Medicaid revenues	52.5%	52.4%
Medicare revenues	24.8%	25.9%
Managed Care revenues	8.1%	7.4%
Average rate per day:
Medicare	$454.75	$454.22
Medicaid	$178.96	$175.58
Managed Care	$394.19	$381.46

The average Medicaid rate per patient day for same-store nursing centers in 2018 increased 2.1% compared to 2017, resulting in an increase in revenue of $5.9 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Managed Care and Hospice rate per patient day for same-store nursing centers in 2018 increased 3.3% and 4.4%, respectively, compared to 2017, resulting in an increase in revenue of $1.2 million and $1.1 million, respectively.

Our total average daily census decreased by approximately 1.2% for the full portfolio compared to 2017 on a consolidated basis. On a same-store basis, our Medicare, Medicaid and Private average daily census for 2018 decreased compared to 2017, resulting in decreases in revenue of $7.1 million, $1.2 million and $4.0 million, respectively. Conversely, our Managed Care and Hospice average daily census increased in 2018 compared to 2017 by $1.5 million and $4.1 million, respectively. Additionally, our ancillary revenue increased by $3.2 million in 2018 compared to 2017.
Operating Expense
Operating expense decreased to $450.7 million in 2018 from $458.1 million in 2017. Operating expense increased to 80.0% of revenue in 2018, compared to 79.7% of revenue in 2017. The following table summarizes the revenue fluctuations attributable to our portfolio growth (in thousands):

	Year Ended December 31,
	2018		2017
	As reported	As adjusted to Legacy GAAP	As reported	Change
Same-store operating expenses	$431,049	445,004	$436,926	$8,078
2017 acquisition operating expenses	6,822	6,814	3,640	3,174
2017 disposition operating expenses	—	—	4,142	(4,142)
2018 disposition operating expenses	$12,815	13,550	$13,414	136
Total operating expenses	$450,686	$465,368	$458,122	7,246
The largest component of operating expenses is wages, which increased to $272.9 million in 2018 from $268.4 million in 2017, an increase of $4.6 million, or 1.7%.
Under a legacy GAAP comparison and same-store center basis, operating expenses increased $8.1 million, which is primarily attributable to an increase in our same-store operating salaries and related taxes by $4.4 million. Our same-store provider taxes, legal fees and maintenance expenses increased by $2.3 million, $1.2 million and $0.6 million, respectively.
Lease Expense
Lease expense increased to $57.1 million in 2018 from $55.0 million in 2017, an increase of $2.1 million, or 3.8%. The increase in lease expense was due to rent increases resulting from the New Master Lease Agreement with Omega Healthcare Investors and the impact of straight line rent expense. See Note 9, "Commitments and Contingencies" to the consolidated financial statements for further discussion of the New Master Lease Agreement.
Professional Liability
Professional liability expense was $11.8 million in 2018 compared to $10.8 million in 2017, an increase of $1.0 million, or 9.6%. We were engaged in 78 professional liability lawsuits as of December 31, 2018, compared to 72 as of December 31, 2017. Our cash expenditures for professional liability costs of continuing operations were $6.5 million and $6.6 million for 2018 and 2017, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies, the premium costs of purchased insurance, and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
Litigation Contingency Expense
The Company recorded a contingent liability related to the DOJ investigation for $6.4 million in 2018. The Company denies any wrong doing and is prepared to vigorously defend its actions. The Company's ultimate ability to settle this investigation will depend on several factors, including whether the amount and terms of an acceptable settlement can be reached with the DOJ. Refer to Note 9, "Commitments and Contingencies" to the consolidated financial statements for further discussion of the investigation.
General and Administrative Expense
General and administrative expenses were approximately $32.8 million in 2018 compared to $33.3 million in 2017, a decrease of $0.5 million, or 1.6%. The overall decrease in general and administrative expenses was attributable to a $0.5 million decrease in salaries and related expenses.

Depreciation and Amortization
Depreciation and amortization expense was approximately $11.2 million in 2018 and $10.9 million in 2017, an increase of $0.3 million, or 2.7%. The increase in depreciation and amortization expense relates to capital expenditures.
Gain on sale of assets
The Company completed the sale of the assets and transfer of the operations of Diversicare of Fulton, LLC, Diversicare of Clinton, LLC and Diversicare of Glasgow, LLC (the "Kentucky Properties") on December 1, 2018 which resulted in a gain of $4.8 million. See Note 2, "Business Developments and Other Significant Transactions" to the consolidated financial statements.
Gain on sale of investment in unconsolidated affiliate
Gain on the sale of investment in unconsolidated affiliate was $0.3 million and $0.7 million for 2018 and 2017, respectively. The additional gains recognized in 2018 and 2017 are related to the final liquidation of remaining net assets affiliated with the partnership.
Interest Expense, Net
Interest expense has increased to $6.7 million in 2018 compared to $6.4 million in 2017, an increase of $0.3 million. The increase was primarily attributable to outstanding borrowings on our loan facilities.
Debt retirement costs
Debt retirement costs were $0.3 million in 2018 as a result of a reduction of the debt balances for the Mortgage Loan and Revolver in connection with the latest amendments to our financing agreements. See Note 5, "Long-Term Debt, Interest Rate Swap and Capitalized Lease Obligations" to the consolidated financial statements for further discussion on the amended debt agreement.
Income (loss) from Continuing Operations before Income Taxes; Income (loss) from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss before taxes of $8.1 million in 2018, as compared to income before taxes of $1.9 million in 2017. The benefit for income taxes was $0.8 million in 2018, resulting in an effective rate of 9.3%. The provision for income taxes was $6.7 million in 2017, resulting in an effective rate of 346.9%. The higher effective tax rate in 2017 reflects the impact of a revaluation of our net deferred tax assets of $5.5 million as a result of the Tax Act. The basic and diluted loss per common share from continuing operations were $1.15 and $1.15 in 2018, respectively, compared to a basic and diluted loss per common share from continuing operations of $0.76 and $0.76 in 2017, respectively.

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

Liquidity and Capital Resources
Liquidity
Our primary source of liquidity is the net cash flows provided by the operating activities of our centers. These internally generated cash flows are used to service existing debt obligations, fund required capital expenditures as well as provide cash flows for investing opportunities. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit us over the long term. Options for our cash include, but are not limited to, capital improvements, repurchase of additional shares of our common stock, acquisitions, and payment of existing debt obligations, as well as initiatives to improve nursing center performance. We review these potential uses and align them to our cash flows with a goal of achieving long-term success.
Net cash provided by operating activities of continuing operations totaled $6.4 million in 2018, compared to net cash provided by operating activities of continuing operations of $13.4 million in 2017 and net cash used in operating activities of continuing operations of $2.1 million in 2016. The decrease in cash provided by operating activities between 2018 and 2017 is due to an increase in net loss of $2.6 million and an increase in income tax benefit valuation of $5.3 million. The increase in cash provided by operating activities from continuing operations between 2017 and 2016 was related to the Company completing the Change in Ownership ("CHOW") process for the nursing centers acquired in the fourth quarter of 2016, which increased the cash inflows from these centers. Operating activities of centers we no longer operate used cash of $0.7 million, $1.3 million and $3.5 million in 2018, 2017 and 2016, respectively.
Our cash expenditures related to professional liability claims of continuing operations were $6.5 million, $6.6 million and $4.5 million for 2018, 2017 and 2016, respectively. We also continue to experience cash expenditures related to professional liability claims of discontinued operations. Our cash expenditures related to professional liability claims of centers we no longer operate were $0.7 million, $1.3 million, and $3.6 million for 2018, 2017 and 2016, respectively. The Company will continue to defend, and make cash payments when required related to, professional liability claims asserted against centers we no longer operate. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.

Investing activities of continuing operations provided cash of $10.4 million in 2018 and used cash of $17.4 million and $9.8 million in 2017 and 2016, respectively. The increase in cash provided by investing activities is due to the sale of Diversicare of Fulton, LLC, Diversicare of Clinton, LLC and Diversicare of Glasgow, LLC (the "Kentucky Properties") on December 1, 2018 for $18.7 million. The proceeds from the sale were immediately applied to our outstanding borrowings on our mortgage and revolver facilities, which is in accordance with our debt agreements. The remaining change in our cash from investing activities between 2018 and 2017 is attributable to the asset purchase of Park Place in Selma, Alabama in July 2017 for $8.8 million. The cash used in 2016 was the result of the purchase of Hutchinson and Clinton for $4.3 million and $3.3 million, respectively, and cash used to assume the operations of the twenty-two Golden Living centers in the fourth quarter of 2016. We have used $8.6 million, $9.7 million, and $6.0 million in 2018, 2017 and 2016, respectively, for capital expenditures of continuing operations. See Note 2, "Business Developments and Other Significant Transactions" of the consolidated financial statements for discussion on the sale of the "Kentucky Properties."
Net cash used in financing activities of continuing operations was $16.9 million in 2018, compared to net cash provided by financing activities of continuing operations of $4.6 million and $15.1 million in 2017 and 2016, respectively. The decrease in cash from financing activities between 2018 and 2017 is due to the decrease in borrowings of $15.4 million and increased repayments of $6.5 million. The significant decrease in borrowings is due to the proceeds received from the sale of three Kentucky centers of $18.7 million, less closing costs, which was immediately used to relieve debt on our mortgage and revolver facilities. See Note 5, "Long-Term Debt, Interest Rate Swap and Capitalized Lease Obligations" to the consolidated financial statements for further discussion on the amended debt agreement related to the sale of the Kentucky centers. Cash provided by financing activities in 2017 is primarily due to draws on the Company's revolving credit facility of $21.0 million, acquisition revolver of $8.5 million and amending our credit facility resulting in proceeds of $7.5 million. The proceeds received were offset by repayments of $30.2 million. Cash provided by financing activities in 2016 is primarily attributable to draws on the Company's revolving credit facility of $21.0 million, acquisition revolver of $8.5 million and amending our credit facility resulting in proceeds of $7.5 million. The proceeds received were offset by repayments of $73.4 million. Financing activities reflect common stock of $1.1 million 2018, $1.4 million in 2017, and $1.4 million in 2016.
Professional Liability
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, consolidated offshore limited purpose insurance subsidiary, SHC, which has issued a policy insuring claims made against all of the Company's nursing centers in Florida and Tennessee, and several of the Company’s nursing centers in Alabama, Kentucky, Ohio, and Texas. The insurance coverage provided for these centers under the SHC policy include coverage limits of $1.0 million or $3.0 million per medical incident with a sublimit per center of $3.0 million and total annual aggregate policy limits of $5.0 million. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide coverage limits of $1.0 million per claim and have sublimits of $3.0 million per center, with varying aggregate policy limits and deductibles. The deductibles for these policies are covered through the insurance subsidiary.
As of December 31, 2018, we have recorded total liabilities for reported professional liability claims and estimates for incurred, but unreported claims of $27.2 million. Our calculation of this estimated liability is based on the Company's best estimates of the likelihood of adverse judgments with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of December 31, 2018, we had $74.6 million of outstanding long-term debt and capital lease obligations. The $74.6 million total includes $0.9 million in capital lease obligations. The balance of the long-term debt is comprised of $51.7 million owed on our collateralized mortgage debt, $15.0 million currently outstanding on the revolving credit facility, and $6.9 million on the acquisition loan facility.
Under the terms of the agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72.5 million with a five year maturity through February 26, 2021, consisting of $60.0 million term and $12.5 million acquisition loan facilities, and a $42.3 million Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25 year amortization. Interest on the term and acquisition loan facilities are based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30.0 million. The Amended Mortgage Loan balance was $58.6 million as of December 31, 2018, consisting of $51.7 million on the term loan facility with an interest rate of 6.5% and $6.9 million on the acquisition loan facility with an interest rate of 7.25%. The Amended Mortgage Loan is secured by 15 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the

Amended Revolver are cross-collateralized and cross-defaulted. The Company's Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 120 days.
As of December 31, 2018, the Company had $15.0 million borrowings outstanding under the Amended Revolver compared to $16.0 million outstanding as of December 31, 2017. The interest rate related to the Amended Revolver was 6.5% as of December 31, 2018. The outstanding borrowings on the revolver primarily reflect the Company's approach to accumulated Medicaid and Medicare receivables at recently acquired centers as these centers proceed through the change in ownership process with CMS. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has letters of credit of $6.9 million and $6.4 million to serve as a security deposit for our Omega and Golden Living leases, respectively. Finally, we have two other letters of credit, totaling $0.3 million, to serve as security deposits at certain centers. Considering the balance of eligible accounts receivable at December 31, 2018, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $36.6 million, the balance available for borrowing under the Amended Revolver is $8.1 million at December 31, 2018.
Our lending agreements contain various financial covenants, the most restrictive of which relate to debt service coverage ratios. We are in compliance with all such covenants at December 31, 2018.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at December 31, 2018
Minimum fixed charge coverage ratio	1.01:1.00	1.02:1.00
Minimum adjusted EBITDA	$13.0 million	$20.8 million
EBITDAR (mortgaged centers)	$10.0 million	$15.4 million
Current ratio (as defined in agreement)	1.00:1.00	1.23:1.00
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
Nasdaq Notification
On December 19, 2018, we received an initial notification letter from the Nasdaq Listing Qualifications Department indicating that the MVLS of our common stock had been below $35 million for the last 30 consecutive business days. In accordance with Nasdaq Listing Rules 5810(c)(3)(C), the Company has been provided a period of 180 calendar days, or until June 17, 2019, in which to regain compliance with the requirement. In order to regain compliance with the MVLS requirement, the Company must maintain a MVLS of at least $35 million for a minimum of ten consecutive business days during this 180-day period.  If the Company does not regain compliance with this requirement by June 17, 2019, the Company will receive written notification that its securities are subject to delisting. At that time, the Company may appeal the delisting determination to a Hearing Panel. There can be no assurance that the Company will be successful in maintaining its listing of the Common Stock on the Nasdaq Capital Market.  If our stock is delisted, it could have a negative impact on our liquidity and ability to issue new equity.

Capitalized Lease Obligations
Upon acquisition of certain centers, we assume certain leases, primarily related to equipment, that constitute capital leases. Additionally, the Company leases certain technology equipment that supports the clinical systems, including electronic medical records, at our nursing centers that constitute capital leases.
As a result of the lease agreements above, we have recorded the underlying lease assets and capitalized lease obligations of $0.9 million, $1.4 million, and $2.1 million as of December 31, 2018, 2017, and 2016, respectively. These lease agreements provide terms of three to five years.

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
Net accounts receivable attributable to patient services of continuing operations totaled $66.3 million at December 31, 2018 compared to $64.9 million at December 31, 2017, representing approximately 50 days and 49 days revenue in accounts receivable, respectively. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Inflation
Based on contract pricing for food and other supplies and recent market conditions, we expect cost increases in 2019 to be relatively the same or slightly lower than the increases in 2018. We expect salary and wage increases for our skilled health care providers to continue to be higher than average salary and wage increases, as is common in the healthcare industry.

Off-Balance Sheet Arrangements
We have four letters of credit outstanding totaling approximately $13.6 million as of December 31, 2018. The letters of credit serve as security deposits for certain center leases. The letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. Forward-looking statements are predictive in nature and are frequently identified by the use of terms such as "may," "will," "should," "expect," "believe," "estimate," "intend," and similar words indicating possible future expectations, events or actions. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to:

•	our ability to successfully integrate the operations of our new nursing center in Alabama, as well as successfully operate all of our centers,

•	our ability to increase census and occupancy rates at our centers,

•	changes in governmental reimbursement,

•	government regulation,

•	the impact of the Affordable Care Act, efforts to repeal or significantly modify the Affordable Care Act, and other health care reform initiatives,

•	any increases in the cost of borrowing under our credit agreements,

•	our ability to comply with covenants contained in those credit agreements,

•	our ability to comply with the terms of our master lease agreements,

•	our ability to renew or extend our leases at or prior to the end of the existing lease terms,

•	the outcome of professional liability lawsuits and claims,

•	our ability to control ultimate professional liability costs,

•	the accuracy of our estimate of our anticipated professional liability expense,

•	the impact of future licensing surveys,

•	the outcome of proceedings alleging violations of state or federal False Claims Acts,

•	laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors,

•	the costs of investing in our business initiatives and development,

•	our ability to control costs,

•	our ability to attract and retain qualified healthcare professionals,

•	changes to our valuation of deferred tax assets,

•	changing economic and competitive conditions,

•	changes in anticipated revenue and cost growth,

•	our ability to regain compliance with the Nasdaq continued listing requirements,

•	changes in the anticipated results of operations,

•	the effect of changes in accounting policies as well as others.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of December 31, 2018, we had outstanding borrowings of approximately $73.6 million, $45.9 million of which were subject to variable interest rates. In connection with February 2016 financing agreement, we entered into an interest rate swap with respect to one half of the Amended Mortgage Loan to mitigate the floating interest rate risk of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.5 million annually, representing the impact of increased or decreased interest expense on variable rate debt.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Diversicare, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2018. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. Management reviewed the results of its assessment with our Audit Committee.
Changes in Internal Control over Financial Reporting
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our Directors, Executive Officers and Corporate Governance is incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning Executive Compensation is incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning Certain Relationships and Related Transactions, and Director Independence is incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning the fees and services provided by our principal accountant is incorporated herein by reference to our definitive proxy statement for our 2019 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Financial statements and schedule for us and our subsidiaries required to be included in Part II, Item 8 are listed below.

Form 10-K Pages
Financial Statements
Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheets as of December 31, 2018 and 2017	F-2
Consolidated Statements of Operations for the Years Ended December 31, 2018, 2017 and 2016	F-3
Consolidated Statements of Comprehensive Loss for the Years Ended December 31, 2018, 2017 and 2016	F-4
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 2018, 2017 and 2016	F-5
Consolidated Statements of Cash Flows for the Years Ended December 31, 2018, 2017 and 2016	F-6
Notes to Consolidated Financial Statements as of December 31, 2018, 2017 and 2016	F-8 to F-35
Financial Statement Schedule
Schedule II - Valuation and Qualifying Accounts	S-1 to S-2

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
February 28, 2019

/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
President and Chief Executive Officer
(Principal Executive Officer)
February 28, 2019

/s/ Kerry D. Massey
Kerry D. Massey
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
February 28, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chad A. McCurdy	/s/ Robert Z. Hensley
Chad A. McCurdy	Robert Z. Hensley
Chairman of the Board and Director	Director
February 28, 2019	February 28, 2019

/s/ James R. McKnight, Jr.	/s/ Leslie K. Morgan
James R. McKnight, Jr.	Leslie K. Morgan
President and Chief Executive Officer	Director
Director	February 28, 2019
February 28, 2019

/s/ Robert A. McCabe, Jr.	/s/ Richard M. Brame
Robert A. McCabe, Jr.	Richard M. Brame
Director	Director
February 28, 2019	February 28, 2019

/s/ Ben R. Leedle, Jr.
Ben R. Leedle, Jr.
Director
February 28, 2019

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

Consolidated Financial Statements
For the Years Ended December 31, 2018, 2017 and 2016
Together with Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Diversicare Healthcare Services, Inc.
Brentwood, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diversicare Healthcare Services, Inc. (the "Company") and subsidiaries as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive loss, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiaries at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
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

Nashville, Tennessee
February 28, 2019

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017

(in thousands, except per share amounts)

ASSETS	2018	2017	LIABILITIES AND SHAREHOLDERS' EQUITY	2018	2017

CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$2,685	$3,524	Current portion of long-term debt and capitalized lease obligations, less deferred financing costs, net	$12,449	$13,065
Receivables, less allowance for doubtful accounts of $0 and $14,235, respectively	66,257	64,929	Trade accounts payable	15,659	14,080
Self-insurance receivables	4,475	—	Current liabilities of discontinued operations	86	461
Other receivables	1,191	375	Accrued expenses:
Prepaid expenses and other current assets	4,728	3,248	Payroll and employee benefits	19,471	20,013
Income tax refundable	1,115	537	Self-insurance reserves, current portion	13,158	8,792
Current assets of discontinued operations	86	45	Provider taxes	2,394	3,090
Total current assets	80,537	72,658	Other current liabilities	7,128	4,766
			Total current liabilities	70,345	64,267
			NONCURRENT LIABILITIES:
PROPERTY AND EQUIPMENT, at cost	138,460	147,549	Long-term debt and capitalized lease obligations, less current portion and deferred financing costs, net	60,984	74,603
Less accumulated depreciation and amortization	(85,361)	(78,345)	Self-insurance reserves, noncurrent portion	16,057	13,458
	53,099	69,204	Litigation contingency	6,400	—
			Other noncurrent liabilities	6,656	8,779
			Total noncurrent liabilities	90,097	96,840
			COMMITMENTS AND CONTINGENCIES
			SHAREHOLDERS’ EQUITY (DEFICIT):
OTHER ASSETS:			Common stock, authorized 20,000 shares, $.01 par value, 6,751 and 6,687 shares issued, and 6,519 and 6,455 shares outstanding, respectively	68	67
Deferred income taxes, net	15,851	15,154	Treasury stock at cost, 232 shares of common stock	(2,500)	(2,500)
Deferred leasehold costs	206	137	Paid-in capital	23,413	22,720
Other noncurrent assets	3,244	3,725	Accumulated deficit	(23,016)	(14,534)
Acquired leasehold interest, net	6,307	6,691	Accumulated other comprehensive income	837	709
Total other assets	25,608	25,707	Total shareholders’ equity (deficit)	(1,198)	6,462
	$159,244	$167,569		$159,244	$167,569

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2018	2017	2016
PATIENT REVENUES, net	$563,462	$574,794	$426,063
EXPENSES:
Operating	450,686	458,122	342,932
Lease and rent expense	57,073	54,988	33,364
Professional liability	11,796	10,764	8,456
Litigation contingency expense	6,400	—	—
General and administrative	32,791	33,311	30,271
Depreciation and amortization	11,201	10,902	8,292
Gain on sale of assets	(4,825)	—	—
Lease termination costs (receipts)	—	(180)	2,008
Total expenses	565,122	567,907	425,323
OPERATING INCOME (LOSS)	(1,660)	6,887	740
OTHER INCOME (EXPENSE):
Other income	168	—	—
Equity in net income of investment in unconsolidated affiliate	—	—	273
Gain on bargain purchase	—	925	—
Gain on sale of investment in unconsolidated affiliate	308	733	1,366
Hurricane costs	—	(232)	—
Interest expense, net	(6,653)	(6,369)	(4,802)
Debt retirement costs	(267)	—	(351)
	(6,444)	(4,943)	(3,514)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(8,104)	1,944	(2,774)
BENEFIT (PROVISION) FOR INCOME TAXES	750	(6,743)	1,030
LOSS FROM CONTINUING OPERATIONS	(7,354)	(4,799)	(1,744)
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of income tax benefit of $5, $43 and $41, respectively	(42)	(28)	(67)
LOSS FROM DISCONTINUED OPERATIONS	(42)	(28)	(67)
NET LOSS	$(7,396)	$(4,827)	$(1,811)
NET LOSS PER COMMON SHARE:
Per common share – basic
Continuing operations	$(1.15)	$(0.76)	$(0.28)
Discontinued operations	(0.01)	(0.01)	(0.01)
	$(1.16)	$(0.77)	$(0.29)
Per common share – diluted
Continuing operations	$(1.15)	$(0.76)	$(0.28)
Discontinued operations	(0.01)	(0.01)	(0.01)
	$(1.16)	$(0.77)	$(0.29)
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$0.17	$0.22	$0.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,372	6,279	6,199
Diluted	6,372	6,279	6,199

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
NET LOSS	$(7,396)	$(4,827)	$(1,811)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge, net of tax	279	976	1,082
Less: reclassification adjustment for amounts recognized in net loss	(151)	(462)	(500)
Total other comprehensive income	128	514	582
COMPREHENSIVE LOSS	$(7,268)	$(4,313)	$(1,229)
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2015	6,513	$65	232	$(2,500)	$21,142	$(5,053)	$(387)	$13,267
Net loss	—	—	—	—	—	(1,811)	—	(1,811)
Common stock dividends declared	—	—	—	—	46	(1,412)	—	(1,366)
Issuance/redemption of equity grants, net	79	1	—	—	(106)	—	—	(105)
Interest rate cash flow hedge	—	—	—	—	—	—	582	582
Tax impact of equity grant exercises	—	—	—	—	65	—	—	65
Stock based compensation	—	—	—	—	788	—	—	788

BALANCE, DECEMBER 31, 2016	6,592	66	232	(2,500)	21,935	(8,276)	195	11,420
Net loss	—	—	—	—	—	(4,827)	—	(4,827)
Common stock dividends declared	—	—	—	—	47	(1,431)	—	(1,384)
Issuance/redemption of equity grants, net	95	1	—	—	(95)	—	—	(94)
Interest rate cash flow hedge	—	—	—	—	—	—	514	514
Stock based compensation	—	—	—	—	833	—	—	833

BALANCE, DECEMBER 31, 2017	6,687	67	232	(2,500)	22,720	(14,534)	709	6,462
Net loss	—	—	—	—	—	(7,396)	—	(7,396)
Common stock dividends declared	—	—	—	—	31	(1,086)	—	(1,055)
Issuance/redemption of equity grants, net	64	1	—	—	(218)	—	—	(217)
Interest rate cash flow hedge	—	—	—	—	—	—	128	128
Stock based compensation	—	—	—	—	880	—	—	880

BALANCE, DECEMBER 31, 2018	6,751	$68	232	$(2,500)	$23,413	$(23,016)	$837	$(1,198)

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2018	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,396)	$(4,827)	$(1,811)
Loss from discontinued operations	(42)	(28)	(67)
Loss from continuing operations	(7,354)	(4,799)	(1,744)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	11,201	10,902	8,292
Provision for doubtful accounts	—	8,958	7,163
Deferred income tax provision (benefit)	(615)	5,997	(1,569)
Provision for self-insured professional liability, net of cash payments	2,325	1,342	1,968
Stock based and deferred compensation	1,127	1,027	1,012
Debt retirement costs	267	—	351
Provision for leases, net of cash payments	(106)	(936)	(1,773)
Lease termination costs, net of cash payments	—	—	1,863
Equity in net income of investment in unconsolidated affiliate	—	—	(271)
Litigation contingency expense	6,400	—	—
Gain on sale of assets and unconsolidated affiliate	(5,133)	(733)	(1,366)
Gain on bargain purchase	—	(925)	—
Deferred bonus	—	761	350
Other	415	523	576
Changes in other assets and liabilities affecting operating activities:
Receivables	(2,289)	(10,721)	(25,551)
Prepaid expenses and other assets	(5,857)	385	(1,620)
Trade accounts payable and accrued expenses	6,010	1,589	10,224
Net cash provided by (used in) continuing operations	6,391	13,370	(2,095)
Net cash used in discontinued operations	(740)	(1,310)	(3,523)
Net cash provided by (used in) operating activities	5,651	12,060	(5,618)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(8,578)	(9,730)	(6,022)
Nursing center acquisitions	—	—	(7,550)
Acquisition of property and equipment through business combination	—	(8,750)	—
Proceeds from sale of assets and unconsolidated affiliate	19,008	1,100	2,068
Change in restricted cash	—	—	1,658
Net cash provide by (used in) continuing operations	10,430	(17,380)	(9,846)
Net cash used in discontinued operations	—	—	—
Net cash provided by (used in) investing activities	10,430	(17,380)	(9,846)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt obligations	(36,683)	(30,154)	(73,374)
Proceeds from issuance of debt	21,689	37,067	92,789
Financing costs	(146)	(195)	(2,162)
Issuance and redemption of employee equity awards	(217)	(94)	(105)
Payment of common stock dividends	(1,055)	(1,384)	(1,366)
Payment for preferred stock restructuring	(508)	(659)	(640)
Net cash provided by (used in) continuing operations	(16,920)	4,581	15,142
Net cash used in discontinued operations	—	—	—
Net cash provided by (used in) financing activities	(16,920)	4,581	15,142
(Continued)

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(continued)

	Years Ended December 31,
	2018	2017	2016
NET DECREASE IN CASH AND RESTRICTED CASH	$(839)	$(739)	$(322)
CASH AND RESTRICTED CASH, beginning of period	3,524	4,263	4,585
CASH AND RESTRICTED CASH, end of period	$2,685	$3,524	$4,263
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments of interest, net of amounts capitalized	$6,074	$5,404	$3,965
Cash payments of income taxes	$498	$847	$549
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Acquisition of equipment through capital lease	$689	$507	$1,851

The table below reconciles cash and restricted cash as reported in the consolidated balance sheets to the total of the same amounts shown in the consolidated statements of cash flows:
Cash	$2,685	$3,524	$2,605
Restricted cash	—	—	$1,658
Total cash and restricted cash shown in the consolidated statements of cash flows	$2,685	$3,524	$4,263

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018, 2017, and 2016
(Dollars and shares in thousands, except per share data)

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
As of December 31, 2018, our continuing operations consist of 72 nursing centers with 8,214 licensed skilled nursing beds. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 429 licensed assisted living and other residential beds. Our continuing operations include centers in Alabama, Florida, Indiana, Kansas, Kentucky, Mississippi, Missouri, Ohio, Tennessee, and Texas. The number of centers and beds denoted in these consolidated financial statements are unaudited.
Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the financial position, operations and accounts of Diversicare and its subsidiaries, all wholly-owned. All significant intercompany accounts and transactions have been eliminated in consolidation.
Any joint ventures are accounted for using the equity method, which is an investment in an entity over which the Company lacks control, but otherwise has the ability to exercise significant influence over operating and financial policies. The Company had one equity method investee through the fourth quarter of 2016. The Company’s share of the profits and losses from this investment are reported in equity in net income of investment in unconsolidated affiliate and the proceeds received from the sale are reported in gain on sale of investment in unconsolidated affiliate in the accompanying consolidated statement of operations.
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
Allowance for Doubtful Accounts
The Company's allowance for doubtful accounts is estimated utilizing current agings of accounts receivable, historical collections data and other factors. Management monitors these factors and determines the estimated provision for doubtful accounts. Historical bad debts have generally resulted from uncollectible private balances, some uncollectible coinsurance and deductibles and other factors. Receivables that are deemed to be uncollectible are written off. The allowance for doubtful accounts balance is assessed on a quarterly basis, with changes in estimated losses being recorded in the Consolidated Statements of Operations in the period identified. Refer to Note 3, "Revenue Recognition and Receivables" for more information.

Lease Expense
As of December 31, 2018, the Company operates 57 nursing centers under operating leases, including 34 owned by Omega, 20 owned by Golden Living and three owned by other parties. The Company's operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index, a minimum percentage increase, or increases in the net revenues of the leased properties. The Company's Omega and Golden Living leases require the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis recognized over the term of the related leases and the difference between the amounts recorded for rent expense as compared to rent payments as an accrued liability.
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

Acquired Leasehold Interest
The Company has recorded an acquired leasehold interest intangible asset related to an acquisition completed during 2007. The intangible asset is accounted for in accordance with the Financial Accounting Standards Board's ("FASB") guidance on goodwill and other intangible assets, and is amortized on a straight-line basis over the remaining life of the acquired lease. As discussed in Note 2, "Business Developments and Other Significant Transactions," the Company entered into a new Master Lease agreement with Omega on October 1, 2018. The new Master Lease includes the seven centers to which the intangible asset relates. As such, the intangible asset is now being amortized over an adjusted remaining life, consistent with the term of the new Master Lease, which goes through September 30, 2030. Amortization expense of approximately $384 related to this intangible asset was recorded during each of the years ended December 31, 2018, 2017 and 2016, respectively.
The carrying value of the acquired leasehold interest intangible and the accumulated amortization are as follows:

	December 31,
	2018	2017
Intangible assets	$10,652	$10,652
Accumulated amortization	(4,345)	(3,961)
Net intangible assets	$6,307	$6,691
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
The expected amortization expense for the acquired leasehold interest intangible asset is as follows:

2019	$534
2020	534
2021	534
2022	534
2023	534
Thereafter	3,637
$6,307
Self-Insurance
Self-insurance liabilities primarily represent the unfunded accrual for self-insured risks associated with general and professional liability claims, employee health insurance and workers' compensation. The Company's health insurance liability is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company's workers' compensation liability relates primarily to periods of self insurance and consists of an estimate of the future costs to be incurred for the known claims.
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
Income Taxes
Effective January 1, 2018, the Tax Act reduced the corporate rate from 35% to 21%. The Company has adopted ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118, which allows the company to record provisional amounts during the period of enactment. Any change to the provisional amounts are recorded as an adjustment to the provision for income taxes in the period the amounts are determined. During the year ended December 31, 2017, the company recognized a provisional net deferred income tax expense of $5,476 to reflect the revaluation of the Company’s net deferred tax assets based on the U.S. federal tax rate of 21%. In accordance with SAB 118, the Tax Act related income tax effects that were initially reported as provisional estimates were refined as additional analysis was performed.
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
Disclosure of Fair Value of Financial Instruments
Fair value is defined as the price that would be received to sell an asset, or paid to transfer a liability, in an orderly transaction between market participants. In calculating fair value, a company must maximize the use of observable market inputs, minimize the use of unobservable market inputs and disclose in the form of an outlined hierarchy the details of such fair value measurements. The carrying amounts of cash, receivables, trade accounts payable and accrued expenses approximate fair value because of the short-term nature of these accounts. The Company's self-insurance liabilities are reported on an undiscounted basis as the timing of estimated settlements cannot be determined.
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
The following table presents by level, within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of December 31, 2018 and 2017:

December 31, 2018	Fair Value Measurements - Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
Interest rate swap	$384	$—	$384	$—

December 31, 2017	Fair Value Measurements - Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
Interest rate swap	$211	$—	$211	$—
The change in fair value of the Company's cash flow hedge is detailed in the Company's Consolidated Statements of Comprehensive Loss.
Net Loss per Common Share
The Company follows the FASB's guidance on Earnings Per Share for the financial reporting of net loss per common share. Basic earnings per common share excludes dilution and restricted shares and is computed by dividing income available to common shareholders by the weighted-average number of common shares, excluding restricted shares, outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company. See Note 7, "Net Loss per Common Share" for additional disclosures about the Company's Net Loss per Common Share.
Stock Based Compensation
The Company follows the FASB's guidance on Stock Compensation to account for share-based payments granted to team members and recorded non-cash stock based compensation expense of $1,127, $1,027 and $1,012 during the years ended December 31, 2018, 2017 and 2016, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. See Note 6, "Shareholders' Equity, Stock Plans and Preferred Stock" for additional disclosures about the Company's stock based compensation plans.

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
Recent Accounting Standards Adopted by the Company
In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. For public companies, Topic 606 is effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted the requirements of this standard effective January 1, 2018. The Company elected to apply the modified retrospective approach with the cumulative transition effect recognized in beginning retained earnings as of the date of adoption. The impact of the implementation to the consolidated financial statements for periods subsequent to the adoption is not material. See Note 3, "Revenue Recognition and Receivables" for a discussion regarding revenue recognition under the new standard.
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
In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires that the Statement of Cash Flows explain the changes during the period of cash and cash equivalents inclusive of amounts categorized as Restricted Cash. As a result, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The standard is effective for periods beginning after December 15, 2017, which required the Company to adopt these provisions in the first quarter of fiscal 2018. The adoption did not have a material impact on our financial position, results of operation or cash flows.
In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805) - Clarifying the Definition of a Business, which provides guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The adoption is effective for annual and interim periods beginning after December 15, 2017, with early adoption permitted in certain circumstances. The Company will evaluate future acquisitions and dispositions under this guidance, which may result in future acquisitions being accounted for as asset acquisitions.
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

Accounting Standards Recently Issued But Not Yet Adopted by the Company
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, which allows lessees and lessors to recognize and measure existing leases at the beginning of the period of adoption without modifying the comparative period financial statements (which therefore will remain under prior GAAP, Topic 840, Leases). The Company will adopt the requirements of this standard effective January 1, 2019. The Company elected to use the optional expedient to recognize existing leases in the period of adoption, January 1, 2019, rather than the earliest period presented. For periods presented under Topic 842, extensive quantitative and qualitative disclosures will be required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The Company has organized an implementation group of cross-functional departmental management to ensure the completeness of the lease information (specifically for new contracts entered into after the adoption date), analyze the appropriate classification of leases under the new standard, and develop new processes to execute, approve and classify new leases on an ongoing basis. The Company has also implemented software tools and processes to maintain lease information critical to applying the standard, including implemented changes to the systems, related processes and controls around leases. The Company elected to use the package of practical expedients upon transition, which includes retaining the lease classification for any leases that exist prior to adoption of the standard. The Company is currently in the process of evaluating the appropriate incremental borrowing rate under Topic 842. The implementation of this standard will have a material impact on the consolidated financial position, primarily from nursing center operating leases.
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Loses on Financial Instruments. This update is intended to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. This update requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. This standard is effective for the fiscal year beginning after December 15, 2019 with early adoption permitted. The Company is in the initial stages of evaluating the impact from the adoption of this new standard on the consolidated financial statements and related notes.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to simplify and amend the application of hedge accounting to more clearly portray the economics of an entity’s risk management strategies in its financial statements. The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting and reduce complexity in fair value hedges of interest rate risk. The new guidance also changes how companies assess effectiveness and amends the presentation and disclosure requirements. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally the entire change in the fair value of a hedging instrument will be required to be presented in the same income statement line as the hedged item. The new guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The new guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years. Early adoption is permitted in any interim period or fiscal year before the effective date. The implementation is complete and the Company will adopt the new standard on January 1, 2019. The standard has an immaterial impact on our consolidated financial statements and related disclosures.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance allows entities the option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income (OCI) to retained earnings. The new guidance allows the option to apply the guidance retrospectively or in the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The Company is evaluating the effect of this guidance will have on our consolidated financial statements and related disclosures.
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting, which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. The standard is effective for fiscal years beginning after December 15, 2018. The Company is evaluating the effect of this guidance will have on our consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effect of this guidance will have on our consolidated financial statements and related disclosures.
In October 2018, FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 805): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU amends ASC 815 to add the OIS rate based on the SOFR as a fifth US benchmark interest rate. The Company is evaluating the effect of this guidance will have on our consolidated financial statements and related disclosures.

2. BUSINESS DEVELOPMENTS AND OTHER SIGNIFICANT TRANSACTIONS
2017 Acquisition
On June 8, 2017, the Company entered into an Asset Purchase Agreement (the "Purchase Agreement") with Park Place Nursing and Rehabilitation Center, LLC, Dunn Nursing Home, Inc., Wood Properties of Selma LLC, and Homewood of Selma, LLC to acquire a 103-bed skilled nursing center in Selma, Alabama, for an aggregate purchase price of $8,750. In connection with the funding of the acquisition, on June 30, 2017, the Company amended the terms of its Second Amended and Restated Term Loan Agreement to increase the facility by $7,500, which is described in Note 5, "Long-Term Debt, Interest Rate Swap and Capitalized Lease Obligations." The acquisition of the business closed on July 1, 2017. In accordance with ASC 805, this transaction was accounted for as a business combination, which resulted in the expensing of $140 of acquisition costs and a $925 recorded gain on bargain purchase for the Company for the year ended December 31, 2017. The operating results of the acquired center have been included in the Company's consolidated statement of operations since the acquisition date. Supplemental pro forma information regarding the acquisition is not material to the consolidated financial statements. The allocation of the purchase price to the net assets acquired is as follows:

Park Place
Purchase Price	$8,750
Gain on bargain purchase	925
$9,675

Allocation:
Building	$8,435
Land	760
Land Improvements	145
Furniture, Fixtures and Equipment	335
$9,675

2018 Assets Sold
On October 30, 2018, the Company entered into an Asset Purchase Agreement (the "Agreement") with Fulton Nursing and Rehabilitation LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC, Westwood Nursing and Rehabilitation LLC, and Westwood Glasgow Propco (the "Buyers") to sell the assets and transfer the operations of Diversicare of Fulton, LLC, Diversicare of Clinton, LLC and Diversicare of Glasgow, LLC (the "Kentucky Properties"). On December 1, 2018, the Company completed the sale of the Properties with the Buyers for a purchase price of $18,700. This transaction did not meet the accounting criteria to be reported as a discontinued operation. The carrying value of these centers' assets were $13,331, resulting in a gain of $4,825, with remaining proceeds for miscellaneous closing costs. The proceeds were used to relieve debt, which is required under the terms of the Company's Amended Mortgage Loan and Amended Revolver. Refer to Note 5, "Long-term Debt, Interest Rate Swap and Capitalized Lease Obligations" for more information on this transaction.

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

2016 Sale of Investment in Unconsolidated Affiliate
On October 28, 2016, the Company and its partners entered into an asset purchase agreement to sell the pharmacy joint venture. The sale resulted in a $1,366 gain in the fourth quarter of 2016. Subsequently, we recognized additional gains of $308 and $733 for the years ended December 31, 2018 and 2017, respectively, related to the continuing liquidation of remaining net assets affiliated with the partnership.

3. REVENUE RECOGNITION AND RECEIVABLES
On January 1, 2018, the Company adopted Accounting Standards Codification ("ASC") 606 using the modified retrospective method for all contracts as of the date of adoption. The reported results for 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance of ASC 605, Revenue Recognition (ASC 605), which is also referred to herein as "legacy GAAP". The adoption of ASC 606 represents a change in accounting principle that more closely aligns revenue recognition with the delivery of the Company's services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. ASC 606 requires companies to exercise more judgment and recognize revenue in accordance with the standard's core principle by applying the following five steps:
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
Financial Statement Impact of Adopting ASC 606

The Company adopted ASC 606 using the modified retrospective method. The cumulative effect of applying the new guidance to all contracts with customers as of January 1, 2018 was not material to the consolidated financial statements. As a result of applying the modified retrospective method to adopt ASC 606, the following adjustments were made to our operating results:

	Twelve Months Ended December 31, 2018
	As Reported	Increase (Decrease)		Balances as if the previous accounting guidance was in effect
Patient Revenues, net	$563,462	14,682	(a)	$577,657
		(487)	(b)
		14,195
Operating Expenses	$450,686	14,682	(a)	$465,368
Total Expenses	$565,122	14,682	(a)	$579,804

(a) Adjusts for the implicit price concession of bad debt expense.
(b) Adjusts for the implementation of ASC 606.

	As of December 31, 2018
	As Reported	Increase (Decrease)		Balances as if the previous accounting guidance was in effect
Accounts Receivable	$66,257	(487)	(a)	$83,031
		17,261	(b)
		16,774
Accumulated Deficit	$(23,016)	487	(a)	$(22,575)
		(46)	(c)
		441

(a) Adjusts for the implementation of ASC 606.
(b) Adjusts for a direct reduction of accounts receivable that would have been reflected as allowance for doubtful accounts in the consolidated balance sheet prior to the adoption of ASC 606.
(c) Reflects the tax impact of $46 for the ASC 606 adjustment of $487.

Disaggregation of Revenue and Accounts Receivable

The following table summarizes revenue from contracts with customers by payor source for the periods presented (dollar amounts in thousands):

	Twelve Months Ended December 31,
	2018		2018		2017(1)
	As reported		As Adjusted to Legacy GAAP		As reported
Medicaid	$267,015	47.4%	$303,412	52.5%	$300,926	52.4%
Medicare	110,794	19.7%	143,104	24.8%	149,020	25.9%
Managed Care	53,242	9.4%	46,988	8.1%	42,673	7.4%
Private Pay and other	132,411	23.5%	84,153	14.6%	82,175	14.3%
Total	$563,462	100.0%	$577,657	100.0%	$574,794	100.0%
(1) As noted above, prior period amounts have not been adjusted under the application of the modified retrospective method.

Accounts receivable as of December 31, 2018 and 2017 is summarized in the following table:

	December 31,
	2018	As Adjusted to Legacy GAAP	2017

Medicaid	$8,126	$10,229	$9,356
Medicare	$15,706	$17,592	$20,007
Managed Care	27,532	30,105	29,453
Private Pay and other	14,893	25,592	20,348
	66,257	83,518	79,164
Less: allowance for doubtful accounts	—	(17,261)	(14,235)
Accounts receivable, net	66,257	66,257	64,929

4. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2018	2017

Land	$5,283	$6,521
Buildings and leasehold improvements	87,995	98,140
Furniture, fixtures and equipment	45,182	42,888
	138,460	147,549
Less: accumulated depreciation	(85,361)	(78,345)
Net property and equipment	$53,099	$69,204

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

5. LONG-TERM DEBT, INTEREST RATE SWAP AND CAPITALIZED LEASE OBLIGATIONS
Long-term debt consists of the following:

	December 31,
	2018	2017
Mortgage loan with a syndicate of banks; payable monthly, interest at 4.0% above LIBOR, a portion of which is fixed at 5.79% based on the interest rate swap described below.	$51,730	$64,567
Acquisition loan with Canadian Imperial Bank of Commerce, interest at 4.75% above LIBOR.	6,900	7,500
Revolving credit facility borrowings payable to a bank; secured by receivables of the Company; interest at 4.0% above LIBOR.	15,000	16,000
Loan to finance equipment	—	40
	73,630	88,107
Less current portion	(12,449)	(13,065)
	61,181	75,042
Less deferred financing costs, net	(1,125)	(1,884)
Plus capitalized lease obligations	928	1,445
Long-term debt and capital lease obligation	$60,984	$74,603

Included in the current portion of long-term debt is $5 million related to the Revolver and $5 million related to the Acquisition Line, which are both due on February 26, 2021. It is classified as a current liability because it is management's intent to pay within the next 12 months.
As of December 31, 2018, the Company's weighted average interest rate on long-term debt, including the impact of the interest rate swap, was approximately 6.31%.
The Company has agreements with a syndicate of banks for a mortgage term loan ("Original Mortgage Loan") and the Company’s revolving credit agreement ("Original Revolver"). On February 26, 2016, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") which modified the terms of the Original Mortgage Loan and the Original Revolver Agreements dated April 30, 2013. The Credit Agreement increases the Company's borrowing capacity to $100,000 allocated between a $72,500 Mortgage Loan ("Amended Mortgage Loan") and a $27,500 Revolver ("Amended Revolver"). The Amended Mortgage Loan consists of $60,000 term and $12,500 acquisition loan facilities. As of December 31, 2018, financing costs associated with the Amended Mortgage Loan and the Amended Revolver in the amount of $146 are netted against the related debt and are being amortized over the five-year term of the agreements, which are included in debt.
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72,500 with a five-year maturity through February 26, 2021, and a $27,500 Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities are based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30,000. The Amended Mortgage Loan balance was $58,630 as of December 31, 2018, consisting of $51,730 on the term loan facility with an interest rate of 6.5% and $6,900 on the acquisition loan facility with an interest rate of 7.25%. The Amended Mortgage Loan is secured by 15 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
Effective October 3, 2016, the Company entered into the Second Amendment ("Second Revolver Amendment") to amend the Amended Revolver. The Second Amendment increased the Amended Revolver capacity from the $27,500 in the Amended Revolver to $52,250; provided that the maximum revolving facility be reduced to $42,250 on August 1, 2017. Subsequently, on June 30, 2017, the Company executed a Fourth Amendment (the "Fourth Revolver Amendment") to amend the Amended Revolver, which modifies the capacity of the revolver to remain at $52,250.
On December 29, 2016, the Company executed a Third Amendment ("Third Revolver Amendment") to amend the Amended Revolver. The Third Amendment modifies the terms of the Amended Mortgage Loan by increasing the Company’s letter of credit sublimit from $10,000 to $15,000.

Effective June 30, 2017, the Company entered into a Second Amendment (the "Second Term Amendment") to amend the Amended Mortgage Loan. The Second Term Amendment amends the terms of the Amended Mortgage Loan by increasing the Company's term loan facility by $7,500.
Effective February 27, 2018, the Company executed a Fifth Amendment to the Amended Revolver and a Third Amendment to the Amended Mortgage Loan. Under the terms of the Amendments, the minimum fixed charge coverage ratio shall not be less than 1.01 to 1.00 as of March 31, 2018 and for each quarter thereafter.
Effective December 1, 2018, the Company entered into the Sixth Amendment ("Sixth Revolver Amendment") to amend the Amended Revolver. The Sixth Amendment decreased the Amended Revolver capacity from $52,250 to $42,250. The Company also applied $4,947 of net proceeds from the sale of the Kentucky centers to the outstanding borrowings under the Amended Revolver.
Effective December 1, 2018, the Company executed a Fourth Amendment (the "Fourth Term Amendment") to amend the Amended Mortgage Loan. The Company applied $11,100 and $2,100 of net proceeds from the sale of the Kentucky centers to the Term Loan and Acquisition Loan, respectively. Additionally, we amended the Acquisition Loan availability to include a reserve of $2,100, and therefore, our borrowing capacity is $10,400. For further discussion of the sale of the Kentucky centers, refer to Note 2, "Business Development and Other Significant Transactions."
As of December 31, 2018, the Company had $15,000 in borrowings outstanding under the Amended Revolver compared to $16,000 outstanding as of December 31, 2017. The interest rate related to the Amended Revolver was 6.50% as of December 31, 2018. The outstanding borrowings on the revolver were used primarily for temporary working capital requirements. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has 4 letters of credit with a total value of $13,593 outstanding as of December 31, 2018. Considering the balance of eligible accounts receivable, the letter of credit, the amounts outstanding under the Amended Revolver and the maximum loan amount of $36,648, the balance available for borrowing under the Amended Revolver was $8,055 at December 31, 2018.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. The Company is in compliance with all such covenants at December 31, 2018.
In connection with the Company's 2018 and 2017 financing agreements, the Company recorded the following amounts related to deferred loan costs, with such costs classified as a reduction of the debt balances discussed above:

	2018	2017
Write-off of deferred financing costs	$267	$—
Deferred financing costs capitalized	$146	$195
The deferred financing costs included in the current and long-term debt balances were $1,125 at December 31, 2018 and $1,884 at December 31, 2017.
Scheduled principal payments of long-term debt are as follows:

2019	$11,995
2020	8,993
2021	52,642
Total	$73,630
Interest Rate Swap Cash Flow Hedge
As part of the debt agreements entered into in April 2013, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company entered into the interest rate swap agreement to mitigate the variable interest rate risk on its outstanding mortgage borrowings. The Company designated its interest rate swap as a cash flow hedge and the effective portion of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the aforementioned amendment to the Credit Agreement that occurred in February 2016, the Company retained the previously agreed upon interest rate swap modifying the terms of the swap to reflect the amended Credit Agreement. The Company redesignated the interest rate swap as a cash flow hedge. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and has an amortizing notional amount that was $27,695 as of December 31, 2018. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amounts. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company's balance sheets.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis and at December 31, 2018, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net asset of $384 at December 31, 2018. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company's consolidated balance sheets. The asset related to the change in the interest rate swap included in accumulated other comprehensive income at December 31, 2018 is $234, net of income tax benefit of $150. As the Company's interest rate swap is not traded on a market exchange, the fair value is determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The fair value of the Company's interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB's guidance on Fair Value Measurements and Disclosures.
Capitalized Lease Obligations
Upon acquisition of some centers, we assumed certain leases, primarily related to equipment, that constitute capital leases. As a result, we have recorded the underlying lease liabilities and capitalized lease obligations of $928 and $1,445 as of December 31, 2018 and 2017, respectively. These lease agreements provide three to five year terms.
Scheduled payments of the capitalized lease obligations are as follows:

2019	$500
2020	202
2021	189
2022	131
Total	1,022
Amounts related to interest	(94)
Principal payments on capitalized lease obligation	$928

6. SHAREHOLDERS' EQUITY, STOCK PLANS AND PREFERRED STOCK

Stock Based Compensation Plans
The Company follows the FASB's guidance on Stock Compensation to account for stock-based payments granted to employees and non-employee directors.

Overview of Plans
In June 2008, the Company adopted the Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (“Stock Purchase Plan”). The Stock Purchase Plan provides for the granting of rights to purchase shares of the Company's common stock to directors and officers and 150 shares of the Company's common stock has been reserved for issuance under the Stock Purchase Plan. The Stock Purchase Plan allows participants to elect to utilize a specified portion of base salary, annual cash bonus, or director compensation to purchase restricted shares or restricted share units (“RSU's”) at 85% of the quoted market price of a share of the Company's common stock on the date of purchase. The restriction period under the Stock Purchase Plan is generally two years from the date of purchase and during which the shares will have the rights to receive dividends, however, the restricted share certificates will not be delivered to the shareholder and the shares cannot be sold, assigned or disposed of during the restriction period and are subject to forfeiture. In June 2016, our shareholders approved an amendment to the Stock Purchase Plan to increase the number of shares of our common stock authorized under the Plan from 150 shares to 350 shares. No grants can be made under the Stock Purchase Plan after April 25, 2028.
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

Equity Grants and Valuations

During 2018 and 2017, the Compensation Committee of the Board of Directors approved grants totaling approximately 90 and 88, respectively, shares of restricted common stock to certain employees and members of the Board of Directors. These restricted shares vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed. Our policy is to account for forfeitures of share-based compensation awards as they occur.
The Company recorded non-cash stock-based compensation expense from continuing operations for equity grants and RSU's issued under the Plans of $1,127, $1,027, and $1,012 during the years ended December 31, 2018, 2017, and 2016, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. As of December 31, 2018, there was $384 in unrecognized compensation costs related to stock-based compensation to be recognized over the applicable remaining vesting periods. The Company estimated the total recognized and unrecognized compensation for all options and SOSARs using the Black-Scholes-Merton equity grant valuation model. Restricted stock awards are valued using the market price on the grant date.
The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model:

	Year Ended December 31,
	2018	2017	2016
Expected volatility (range)	47%-49%	N/A(1)	N/A(1)
Risk free interest rate (range)	2.68%-2.75%	N/A(1)	N/A(1)
Expected dividends	2.70%	N/A(1)	N/A(1)
Weighted average expected term (years)	6	N/A(1)	N/A(1)
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
The table below describes the resulting weighted average grant date fair values calculated as well as the intrinsic value of options exercised under the Company's equity awards during each of the following years:

	Year Ended December 31,
	2018	2017(1)	2016(1)
Weighted average grant date fair value	$3.05	$—	$—
Total intrinsic value of exercises	$115	$2	$3
___________

(1)
The Company did not issue any options or other equity grants that would require application of the Black-Scholes-Merton equity grant valuation model during the years ended December 31, 2017 and 2016. All equity grants during this period were restricted common shares which are valued using an intrinsic valuation method based on market price.

The following table summarizes information regarding stock options and SOSAR grants outstanding as of December 31, 2018:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$8.14 to $10.21	$9.32	60	$—	60	$—
$2.37 to $5.86	$5.32	62	$—	62	$—
		122		122

As of December 31, 2018, the outstanding equity grants have a weighted average remaining life of 2.26 years and those outstanding equity grants that are exercisable have a weighted average remaining life of 2.7 years. During the year ended December 31, 2018, approximately 100 stock option and SOSAR grants were exercised under these plans. All of the equity grants exercised were net settled. The net payments from equity grants exercised in 2018 was $(217).

Summarized activity of the equity compensation plans is presented below:

		Weighted
	SOSARs/	Average
	Options	Exercise Price
Outstanding, December 31, 2017	211	$6.64
Granted	30	8.14
Exercised	(100)	5.79
Expired or cancelled	(19)	9.17
Outstanding, December 31, 2018	122	$7.29

Exercisable, December 31, 2018	102	$7.13

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2017	164	$9.95
Granted	90	8.14
Dividend Equivalents	4	6.95
Vested	(131)	9.71
Cancelled	(7)	9.62
Outstanding December 31, 2018	120	$8.77

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2017	44	$9.59
Granted	17	8.14
Dividend Equivalents	1	6.89
Vested	(19)	8.92
Cancelled	—	—
Outstanding December 31, 2018	43	$9.26

Series A Preferred Stock
The Company is authorized to issue up to 200 shares of Series A Preferred Stock. The Company's Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof.

7.	NET LOSS PER COMMON SHARE
Information with respect to the calculation of basic and diluted net income (loss) per common share is presented below:

	Years Ended December 31,
	2018	2017	2016
Numerator: Loss:
Loss from continuing operations	$(7,354)	$(4,799)	$(1,744)
Loss from discontinued operations, net of income taxes	(42)	(28)	(67)
Net loss	$(7,396)	$(4,827)	$(1,811)

Denominator: Basic Weighted Average Common Shares Outstanding:	6,372	6,279	6,199

Basic net loss per common share
Loss from continuing operations	$(1.15)	$(0.76)	$(0.28)
Loss from discontinued operations
Operating loss, net of taxes	(0.01)	(0.01)	(0.01)
Discontinued operations, net of taxes	(0.01)	(0.01)	(0.01)
Basic net loss per common share	$(1.16)	$(0.77)	$(0.29)

	2018	2017	2016
Numerator: Loss from continuing operations	$(7,354)	$(4,799)	$(1,744)
Loss from discontinued operations, net of income taxes	(42)	(28)	(67)
Net loss	$(7,396)	$(4,827)	$(1,811)

Basic weighted average common shares outstanding	6,372	6,279	6,199
Incremental shares from assumed exercise of options, SOSARS and Restricted Stock Units	—	—	—
Denominator: Diluted Weighted Average Common Shares Outstanding:	6,372	6,279	6,199

Diluted net loss per common share
Loss from continuing operations	$(1.15)	$(0.76)	$(0.28)
Loss from discontinued operations
Operating loss, net of taxes	(0.01)	(0.01)	(0.01)
Discontinued operations, net of taxes	(0.01)	(0.01)	(0.01)
Diluted net loss per common share	$(1.16)	$(0.77)	$(0.29)

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

The following table reflects the weighted average outstanding SOSARs and Options that were excluded from the computation of diluted earnings per share, as they would have been anti-dilutive:

	2018	2017	2016
SOSARs/Options Excluded	114,000	45,000	31,000
The weighted average common shares for basic and diluted earnings for common shares was the same due to the losses in 2018, 2017 and 2016.

8. INCOME TAXES

Overview
Effective January 1, 2018, the Tax Act reduced the corporate rate from 35% to 21%. The Company has adopted ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118, which allows the company to record provisional amounts during the period of enactment. Any change to the provisional amounts are recorded as an adjustment to the provision for income taxes in the period the amounts are determined. During the year ended December 31, 2017, the company recognized a provisional net deferred income tax expense of $5,476 to reflect the revaluation of the Company’s net deferred tax assets based on the U.S. federal tax rate of 21%. In accordance with SAB 118, the Tax Act related income tax effects that were initially reported as provisional estimates were refined as additional analysis was performed.
The provision (benefit) for income taxes on continuing operations for the years ended December 31, 2018, 2017 and 2016 is summarized as follows:

	Year Ended December 31,
	2018	2017	2016
Current provision (benefit) :
Federal	$(49)	$274	$17
State	(86)	472	522
	(135)	746	539
Deferred provision (benefit):
Federal	50	6,585	(1,284)
State	(665)	(588)	(285)
	(615)	5,997	(1,569)
Provision (benefit) for income taxes of continuing operations	$(750)	$6,743	$(1,030)

A reconciliation of taxes computed at statutory income tax rates on income (loss) from continuing operations is as follows:

	Year Ended December 31,
	2018	2017	2016
Provision (benefit) for federal income taxes at statutory rates	$(1,672)	$711	$(889)
Provision for state income taxes, net of federal benefit	(479)	421	120
Valuation allowance changes affecting the provision for income taxes	(146)	(372)	(45)
Employment tax credits	(64)	(217)	(529)
Nondeductible expenses	1,919	496	453
Stock based compensation expense	15	(35)	(62)
Effect of Tax Cuts and Jobs Creation Act	—	5,476	—
Other	(323)	263	(78)
Provision (benefit) for income taxes of continuing operations	$(750)	$6,743	$(1,030)

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

	December 31,
	2018	2017
Deferred tax assets (liabilities):
Net operating loss and other carryforwards	$324	$495
Credit carryforwards	2,878	3,237
Allowance for doubtful accounts	4,570	3,626
Prepaid expenses	(1,022)	(731)
Interest rate limitation	148	—
Deferred lease costs	—	32
Depreciation	1,318	1,190
Tax goodwill and intangibles	(1,079)	(972)
Stock-based compensation	197	476
Accrued liabilities	896	773
Accrued rent	1,914	1,892
Kentucky and Kansas acquisition costs	3	4
Impairment of long-lived assets	191	186
Interest rate swap	(152)	(14)
Hedge Ineffectiveness	(168)	(106)
Noncurrent self-insurance liabilities	5,997	5,443
Other	64	—
	16,079	15,531
Less valuation allowance	(228)	(377)
	$15,851	$15,154

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
When assessing all available evidence, we consider the weight of the evidence, both positive and negative, based on the objectivity of the underlying evidence and the extent to which it can be verified. For the three-year period ended December 31, 2018, the Company has a cumulative pre-tax loss from continuing operations of $8,934, which includes $8,104 of loss attributable to the year ended December 31, 2018. Additionally, the Company recognized governmental and regulatory changes have put downward revenue pressure on the long-term care industry as a piece of negative evidence in our analysis. As a result of this negative evidence, the Company performed a thorough assessment of the available positive and negative evidence in order to ascertain whether it is more-likely-than-not that in future periods the Company will generate sufficient pre-tax income to utilize all of our federal deferred tax assets and our net operating loss and other carryforwards and credits. State deferred tax assets are considered for valuation separately and on a state-by-state basis.
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
At December 31, 2018, the Company had $6,028 of net operating losses, which expire at various dates beginning in 2019 and continue through 2021. The use of a portion of these loss carryforwards is limited by change in ownership provisions of the Federal tax code to a maximum of approximately $1,162. The Company has reduced the deferred tax asset and the corresponding valuation allowances for net operating loss deductions permanently lost as a result of the change in ownership provisions.
With respect to state deferred tax assets, the Company reduced the valuation allowance by approximately $147 in 2018, primarily related to the expectation that deferred tax assets for which valuation allowances had previously been applied would more-likely-than-not be utilized as a result of the increase in taxable income during the year ended December 31, 2018. In 2017 and 2016, the Company recorded a deferred tax provision to adjust approximately $357 and $47, respectively, of the valuation allowance on state deferred tax assets. The changes in valuation allowance were based on the Company's assessment of the realization of certain individual tax assets. The Company did not record a valuation allowance as of December 31, 2018.
Under the Work Opportunity Tax Credit ("WOTC") program, the Company recorded $64, $210 and $550 in Work Opportunity Tax Credits during 2018, 2017 and 2016, respectively.
The Company received a notice of an audit by the Internal Revenue Service related to the 2012 tax year, which was closed in 2017. As of December 31, 2018, the Company’s tax years for 2014 forward are subject to examination by tax authorities.

9. COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Minimum annual rentals (exclusive of taxes, insurance, and maintenance costs) under these leases beginning January 1, 2019, are as follows:

2018	$58,291
2019	59,391
2020	60,575
2021	61,808
2022	63,065
Thereafter	321,797
$624,927

Under these lease agreements, the Company's lease payments are subject to periodic annual escalations as described below and in Note 1, "Business and Summary of Significant Accounting Policies". Total lease expense for continuing operations was $57,073, $54,988 and $33,364 for 2018, 2017 and 2016, respectively. The accrued liability related to straight line rent was $6,877 and $6,983 at December 31, 2018 and 2017, respectively, and is included in “Other noncurrent liabilities” on the accompanying consolidated balance sheets.

Omega Master Lease
On October 1, 2018, the Company entered into a New Master Lease Agreement (the "Omega Master Lease") with Omega Healthcare Investors (the "Lessor") to lease 34 centers currently owned by Omega and operated by Diversicare. The old Master Lease with Omega provided for its operation of 23 skilled nursing centers in Texas, Kentucky, Alabama, Tennessee, Florida, and Ohio. Additionally, Diversicare operates 11 centers owned by Omega, previously under separate leases in Missouri, Kentucky, Indiana, and Ohio. The Omega Master Lease entered into by Diversicare and Omega consolidated the leases for all 34 centers under one New Master Lease. The Omega Master Lease has an initial term of twelve years with the option of two ten year extensions at the Company's election. The Omega Master Lease has annual rent escalators of 2.15% beginning on October 1, 2019.

Under generally accepted accounting principles, the Company is required to report these scheduled rent increases on a straight line basis over the term of the lease. These scheduled increases had no effect on cash rent payments at the start of the lease term and only result in additional cash outlay as the annual increases take effect each year.
The Omega Master Lease requires the Company to fund annual capital expenditures related to the leased centers at an amount currently equal to four-hundred dollars per licensed bed. These amounts are subject to adjustment for increases in the Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term are $18,611. These capital expenditures are being depreciated on a straight-line basis over the shorter of the asset life or the appropriate lease term.
Upon expiration of the Omega Master Lease or in the event of a default under the Omega Master Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased centers to Omega. The assets to be transferred to Omega are being amortized on a straight-line basis over the shorter of the remaining lease term, excluding the renewal options, or estimated useful life, and will be fully depreciated upon the expiration of the lease. All of the equipment, inventory and other related assets of the centers leased pursuant to the Omega Master Lease have been pledged as security under the Omega Master Lease. In addition, the Company has a letter of credit of $6,909 as a security deposit for the Company's leases with Omega, as described in Note 5, "Long-term Debt, Interest Rate Swap and Capitalized Lease Obligations".

Renovation Funding
In January 2013, we entered into an amendment to the former master lease with Omega under which Omega agreed to provide an additional $5,000 to fund renovations to two nursing centers located in Texas that are leased from Omega. The annual base rent related to these centers is increased to reflect the amount of capital improvements to the respective centers as the related expenditures are made. The increase is based on a rate of 10.25% per year of the amount financed under this amendment.
The Company completed an expansion to one of its centers by making use of fifteen licensed beds it acquired in 2005. This expansion project was funded by Omega with the renovation funding previously described. Accordingly, the costs incurred to expand the center were recorded as a leasehold improvement asset with the amounts reimbursed by Omega for this project included as a long-term liability and were amortized to rent expense over the remaining term of the lease. The capitalized leasehold improvements and lessor reimbursed costs were amortized over the initial lease term that ended in September 2018. The leasehold improvement asset and accumulated amortization are as follows:

	December 31
	2018	2017
Leasehold improvement	$921	$921
Accumulated Amortization	(921)	(842)
Net	$—	$79

Golden Living Master Lease
The Company leases 20 nursing centers from Golden Living. On October 1, 2016, the Company and Golden Living entered into a Master Lease ("Golden Living Lease") agreement to lease eight centers located in Mississippi. On November 1, 2016, the Company and Golden Living entered into an Amended and Restated Master Lease ("Amended Lease") to extend the term of its centers leased from Golden Living and lease an additional twelve centers located in Alabama. The Amended Lease is triple net and has an initial term of ten years with two separate five year options to extend the term. Base rent for the amended lease is $24,675 for the first year and escalates 2% annually thereafter. Under generally accepted accounting principles, the Company is required to report these scheduled rent increases on a straight line basis over the term of the lease including the 10 year term of the renewal period. These scheduled increases had no effect on cash rent payments at the start of the lease term and only result in additional cash outlay as the annual increases take effect each year.
The Golden Living Lease requires the Company to fund annual capital expenditures related to the leased centers at an amount currently equal to five hundred and ten dollars per licensed bed. These amounts are subject to adjustment for increases in the Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term and renewal options are $7,955. These capital expenditures are being depreciated on a straight-line basis over the shorter of the asset life or the appropriate lease term.
Upon expiration of the Golden Living Lease or in the event of a default under the Golden Living Lease , the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased centers to Golden Living. The assets to be transferred to Golden Living are being amortized on a straight-line basis over the shorter of the remaining lease term or estimated useful life, and will be fully depreciated upon the expiration of the lease. All of the equipment, inventory and other related assets of the center leased pursuant to the Golden Living Lease have been pledged as security under the Golden Living Lease. In addition, the Company has a letter of credit of $6,354 as a security deposit for the Company's leases with Golden Living, as described in Note 5, "Long-term Debt, Interest Rate Swap and Capitalized Lease Obligations".
Insurance Matters
Professional Liability and Other Liability Insurance
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), to replace some of the expiring commercial policies. SHC covers losses up to specified limits per occurrence. All of the Company's nursing centers in Florida and Tennessee are now covered under the captive insurance policies along with most of the nursing centers in Alabama, Kentucky, and Texas. The insurance coverage provided for these centers under the SHC policy includes coverage limits of at least $1,000 per medical incident with a sublimit per center of $3,000 and total annual aggregate policy limits of $5,000. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers.  The deductibles for these policies are covered through the insurance subsidiary.
The Company follows the FASB Accounting Standards Update, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the estimated insurance recovery receivables are included within "Other Current Assets" on the Consolidated Balance Sheet. As of December 31, 2018 and 2017, there are $5,478 and $1,579, respectively, estimated insurance recovery receivables.

Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and incurred but not reported claims of $27,201 and $20,057 as of December 31, 2018 and 2017, respectively. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, estimates of insurance settlements over the deductible, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $6,540, $6,593, and $4,456 for the years ended December 31, 2018, 2017 and 2016, respectively.
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
Other Insurance
With respect to workers' compensation insurance, substantially all of our employees are covered under either a prefunded deductible policy or state-sponsored program. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2007 until June 30, 2008, the Company was completely insured for workers' compensation exposure. For the period from July 1, 2008 through December 31, 2017, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500 per claim, subject to an aggregate maximum of $3,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $618 and $867 at December 31, 2018 and 2017, respectively. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,258 and $1,113 as of December 31, 2018 and 2017, respectively. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of December 31, 2018, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $200 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,396 and $1,326 at December 31, 2018 and 2017, respectively. The differences between actual settlements and reserves are included in expense in the period finalized.

Employment Agreements
The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.0 times their annual salary in the event of a termination without cause, a constructive discharge (as defined in each employee agreement), or upon a change in control of the Company (as defined in each employee agreement). The maximum contingent liability under these agreements is $1,692 as of December 31, 2018. The terms of such agreements are from 1 to 3 years and automatically renew for 1 year if not terminated by the employee or the Company.
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
As of December 31, 2018, we are engaged in 78 professional liability lawsuits, which are reserved for as discussed above. Eighteen lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee ("DOJ") had commenced a civil investigation of potential violations of the False Claims Act ("FCA").
In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two centers that were the subject of the original civil investigative demand ("CID"). In connection with this matter, between July 2013 and early February 2016, the Company has received three civil investigative demands (a form of subpoena) for documents. The Company has responded to those demands and also provided voluntarily additional information requested by the DOJ. The DOJ has also taken testimony from current and former employees of the Company. In May 2018, the Company learned that a second FCA complaint had been filed in late 2016 relating to the Company’s practices and policies for rehabilitation therapy at some of its facilities. The government’s investigation relates to the Company’s practices and policies for rehabilitation and other services at all of its facilities, for preadmission evaluation forms ("PAEs") required by TennCare and for Pre-Admission Screening and Resident Reviews ("PASRRs") required by the Medicare program.
The Company is engaged in preliminary discussions with the DOJ regarding settlement of this investigation. The Company denies any wrong doing and is prepared to vigorously defend its actions. However, based upon preliminary settlement discussions, the Company believes that it is probable a loss will result from this contingency and has accrued $6,400 as a contingent liability in connection with this matter during the year ended December 31, 2018. The Company cannot predict whether a settlement can be achieved, the outcome of the litigation if there is no settlement or the length of time necessary to conclude this matter. Accordingly, the contingent liability has been classified as a noncurrent liability in the accompanying interim consolidated balance sheets.  The Company’s ultimate ability to settle this investigation will depend on several factors, including whether the amount and terms of an acceptable settlement can be reached with the DOJ, the Company’s assessment of the risks of litigating this case and the effect of protracted litigation or settlement terms on the Company’s business plans.  Because the outcome of this investigation and related settlement discussions remain uncertain, there is a reasonable possibility that the amount ultimately incurred in connection with the resolution of this matter could differ materially from the current accrual, as the Company cannot, at this time, estimate the possible range of loss that may result from either a settlement or litigation of this matter.  The ultimate outcome of this litigation could have a materially adverse effect on the Company, including the imposition of treble damages, criminal charges, fines, penalties and/or a corporate integrity agreement.
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

10. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2018 and 2017 is as follows:

	Quarter
2018	First	Second	Third	Fourth

Patient revenues, net	$141,285	$141,082	$141,431	$139,664
Professional liability expense (1)	2,775	3,182	2,933	2,906
Income (loss) from continuing operations	(81)	(307)	(7,389)	423
Loss from discontinued operations	(22)	(4)	(8)	(8)
Net income (loss)	$(103)	$(311)	$(7,397)	$415

Basic net income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$(0.05)	$(1.15)	$0.07
Loss from discontinued operations	—	—	—	—
Net income (loss) per common share	$(0.01)	$(0.05)	$(1.15)	$0.07

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$(0.01)	$(0.05)	$(1.15)	$0.07
Loss from discontinued operations	—	—	—	—
Net income (loss) per common share	$(0.01)	$(0.05)	$(1.15)	$0.07

(1)
The Company's quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 9, "Commitments and Contingencies". The amount of expense recorded for professional liability in each quarter of 2018 is set forth in the table above.

	Quarter
2017	First	Second	Third	Fourth

Patient revenues, net	$141,500	$142,550	$146,377	$144,367
Professional liability expense (1)	2,670	2,724	2,617	2,753
Income (loss) from continuing operations	1,348	381	(581)	(5,947)
Income (loss) from discontinued operations	(15)	(28)	1	14
Net income (loss)	$1,333	$353	$(580)	$(5,933)

Basic net income (loss) per common share:
Income (loss) from continuing operations	$0.22	$0.06	$(0.09)	$(0.94)
Loss from discontinued operations	—	—	—	—
Net income (loss) per common share	$0.22	$0.06	$(0.09)	$(0.94)

Diluted net income (loss) per common share:
Income (loss) from continuing operations	$0.21	$0.06	$(0.09)	$(0.94)
Loss from discontinued operations	—	—	—	—
Net income (loss) per common share	$0.21	$0.06	$(0.09)	$(0.94)

(1)
The Company's quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 9, "Commitments and Contingencies". The amount of expense recorded for professional liability in each quarter of 2017 is set forth in the table above.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
OF CONTINUING OPERATIONS
(in thousands)

Description	Balance at Beginning of Period	Impact of ASC 606 Adoption (1)	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2018: Allowance for doubtful accounts	$14,235	$(14,235)	$—	$—	$—
Year ended December 31, 2017: Allowance for doubtful accounts	$10,326	$—	$8,958	$(5,049)	$14,235
Year ended December 31, 2016: Allowance for doubtful accounts	$8,180	$—	$7,163	$(5,017)	$10,326

(1)  Subsequent to the adoption of ASC 606, the allowance for doubtful accounts related to bad debt expense has been incorporated as an implicit price concession factored into net revenue and accounts receivable.

S-1

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C			Column D	Column E
			Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (2)	Other	Payments (1)	Balance at End of Period
Year ended December 31, 2018:
Professional Liability Reserve	$20,057	$8,865	$—	$5,475	$(7,196)	$27,201
Workers Compensation Reserve	$867	$(18)	$—	$—	$(231)	$618
Health Insurance Reserve	$1,326	$14,369	$—	$—	$(14,299)	$1,396
Year ended December 31, 2017:
Professional Liability Reserve	$19,977	$7,935	$—	$—	$(7,855)	$20,057
Workers Compensation Reserve	$171	$995	$—	$—	$(299)	$867
Health Insurance Reserve	$1,019	$13,769	$—	$—	$(13,462)	$1,326
Year ended December 31, 2016:
Professional Liability Reserve	$21,618	$6,423	$—	$114	$(8,178)	$19,977
Workers Compensation Reserve	$227	$372	$—	$—	$(428)	$171
Health Insurance Reserve	$686	$8,896	$—	$(137)	$(8,426)	$1,019

(1)	Payments for the Professional Liability Reserve include amounts paid for claims settled during the period as well as payments made under structured arrangements for claims settled in earlier periods.

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

10.4
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

10.8
Second Amendment to Consolidated Amended and Restated Master Lease dated as of June 15, 2005 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2005).

10.9
Third Amendment to Consolidated Amended and Restated Master Lease executed as of October 20, 2006, to be effective as of October 1, 2006 by and between Sterling Acquisition Corp. and Diversicare Leasing Corporation (incorporated by reference to Exhibit 10.2 to the Company's current report on Form 8-K filed October 24, 2006).

10.10
Fourth Amendment to Consolidated Amended and Restated Master Lease executed and delivered as of April 1, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2007).

10.11
Fifth Amendment to Consolidated Amended and Restated Master Lease dated as of August 10, 2007 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.7 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2007).

10.12
Sixth Amendment to Consolidated Amended and Restated Master Lease dated as of March 14, 2008 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2008).

10.13
Seventh Amendment to Consolidated Amended and Restated Master Lease dated as of October 24, 2008 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2008).

*10.14	Advocat Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 20, 2006).

*10.15	First Amendment to the Advocat Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.63 to the Company's annual report on Form 10-K for the year ended December 31, 2008).

*10.16	Advocat Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 28, 2010).

10.17
First Amendment to the Diversicare Healthcare Services, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 26, 2017).

*10.18	Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed May 2, 2008).

10.19
Ninth Amendment to Consolidated Amended and Restated Master Lease dated as of May 5, 2009 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2009).

10.20
Tenth Amendment to Consolidated Amended and Restated Master Lease dated as of September 8, 2009 by and between Sterling Acquisition Corp., a Kentucky corporation, and Diversicare Leasing Corp., a Tennessee corporation (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2009).

10.21
Eleventh Amendment to the Amended and Restated Master Lease between the Company and Sterling Acquisition Corp., an affiliate of Omega Healthcare Investors, Inc. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2011).

*10.22
Amended and Restated Employment Agreement effective as of April 1, 2012, by and between Advocat Inc., a Delaware corporation, and Kelly Gill (incorporated by reference to Exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2012).

*10.23
Employment Agreement effective August 20, 2012, between James R. McKnight, Jr. and Advocat Inc. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2012).

*10.24
Employment Agreement effective January 1, 2013, between Leslie Campbell and Advocat Inc. (incorporated by reference to Exhibit 10.49 to the Company’s annual report on Form 10-K for the year ended December 31, 2012).

*10.25
Amendment No. 1 to Amended and Restated Employment Agreement effective as of March 1, 2013 by and between Advocat Inc., a Delaware corporation, and Kelly Gill (incorporated by reference to Exhibit 10.50 to the Company's annual report on Form 10-K for the year ended December 31, 2012).

10.26
Thirteenth Amendment to Consolidated Amended and Restated Master Lease effective September 1, 2013 by and between Sterling Acquisition Corp. and Diversicare Leasing Corp. (incorporated by reference to Exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2013).

10.27
Fifteenth Amendment to Consolidated Amended and Restated Master Lease dated as of June 30, 2014 by and between the Company and Sterling Acquisition Corp. (incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2014).

10.28
Second Amended and Restated Term Loan and Security Agreement dated February 26, 2016 (incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2016).

10.29	Second Amended and Restated Guaranty (Revolver) dated as of February 26, 2016, by the Company to and for the benefit of The PrivateBank in its capacity as administrative agent.

10.30	Second Amended and Restated Guaranty (Term) dated as of February 26, 2016, by the Company to and for the benefit of The PrivateBank in its capacity as administrative agent.

10.31
Third Amended and Restated Revolving Loan and Security Agreement dated February 26, 2016 (incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2016).

10.32
Amendment to Diversicare Healthcare Services, Inc. 2008 Employee Stock Purchase Plan for Key Personnel (incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

10.33
First Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated August 3, 2016 (incorporated by reference to exhibit 10.12 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

10.34
First Amendment to Second Amended and Restated Term Loan and Security Agreement dated August 3, 2016 (incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

10.35
Second Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated October 3, 2016 (incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2016).

10.36	Third Amendment to the Third Amended and Restated Revolving Loan and Security Agreement dated December 29, 2016.

**10.37	Amended and Restated Golden Living Master Lease Agreement dated November 1, 2016.

10.38
Fourth Amendment to the Third Amended and Restated Revolving Loan And Security Agreement dated June 30, 2017 (incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2017).

10.39
Second Amendment to the Second Amended and Restated Term Loan and Security Agreement dated June 30, 2017 (incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2017).

10.40	Fifth Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated February 27, 2018.

10.41	Third Amendment to Second Amended and Restated Term Loan and Security Agreement dated February 27, 2018.

10.42	Kelly Gill Separation Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.43
Employment Agreement effective September 10, 2018, between Kerry D. Massey and Diversicare Healthcare Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed September 5, 2018).

10.44
Amended Employment Agreement effective July 6, 2018, between James R. McKnight, Jr. and Diversicare Healthcare Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed September 20, 2018).

**10.45
Master Lease Agreement Effective October 1, 2018 by and between the Company and Omega Healthcare Investors (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.46		Amended and Restated Guaranty in favor of Omega Healthcare Investors, Inc. dated October 1, 2018.

10.47		Amended and Restated Security Agreement dated October 1, 2018 by and among the Company and a syndicate of financial institutions and banks.

10.48
Asset Purchase Agreement dated October 30, 2018 by and between Diversicare of Fulton, LLC, Diversicare of Fulton Properties, LLC, Diversicare of Clinton, LLC, Diversicare of Clinton Properties, LLC, Diversicare of Glasgow, LLC and Fulton Nursing and Rehabilitation LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC and Westwood Nursing and Rehabilitation LLC.

10.49		Fourth Amendment to Second Amended and Restated Term Loan and Security Agreement dated December 1, 2018.

10.50		Sixth Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated December 1, 2018.

21		Subsidiaries of the Registrant.

23.1		Consent of BDO USA, LLP.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema Document

101.CAL		XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		XBRL Taxonomy Extension Presentation Linkbase Document

	*	Indicates management contract or compensatory plan or arrangement.
	**	Confidential treatment has been requested for portions of this exhibit