Form 10-Q
period 2019-03-31
Diversicare Healthcare Services, Inc.
filed 2019-05-02
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2019
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DVCR	The Nasdaq Capital Market
6,682,260
(Outstanding shares of the issuer’s common stock as of April 29, 2019)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2019	December 31, 2018
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,465	$2,685
Receivables	63,864	66,257
Self-insurance receivables	1,775	4,475
Other receivables	1,169	1,191
Prepaid expenses and other current assets	4,489	4,728
Income tax refundable	553	1,115
Current assets of discontinued operations	—	86
Total current assets	74,315	80,537
PROPERTY AND EQUIPMENT, at cost	139,954	138,460
Less accumulated depreciation and amortization	(87,666)	(85,361)
Property and equipment, net	52,288	53,099
OTHER ASSETS:
Deferred income taxes, net	17,022	15,851
Deferred leasehold costs	—	206
Operating lease assets	377,799	—
Acquired leasehold interest, net	6,136	6,307
Other noncurrent assets	3,309	3,244
Total other assets	404,266	25,608
	$530,869	$159,244
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(continued)

	March 31, 2019	December 31, 2018
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and finance lease obligations, net	$10,390	$12,449
Trade accounts payable	15,137	15,659
Current liabilities of discontinued operations	—	86
Current portion of operating lease liabilities	22,205	—
Accrued expenses:
Payroll and employee benefits	17,643	19,471
Self-insurance reserves, current portion	10,881	13,158
Provider taxes	2,381	2,394
Other current liabilities	6,697	7,128
Total current liabilities	85,334	70,345
NONCURRENT LIABILITIES:
Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	64,069	60,984
Operating lease liabilities, less current portion	362,094	—
Self-insurance reserves, noncurrent portion	15,875	16,057
Litigation contingency	6,400	6,400
Other noncurrent liabilities	1,522	6,656
Total noncurrent liabilities	449,960	90,097
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT:
Common stock, authorized 20,000 shares, $.01 par value, 6,914 and 6,751 shares issued, and 6,682 and 6,519 shares outstanding, respectively	69	68
Treasury stock at cost, 232 shares of common stock	(2,500)	(2,500)
Paid-in capital	23,594	23,413
Accumulated deficit	(26,362)	(23,016)
Accumulated other comprehensive income	774	837
Total shareholders’ deficit	(4,425)	(1,198)
	$530,869	$159,244
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2019	2018
PATIENT REVENUES, net	$134,353	$141,285
EXPENSES:
Operating	108,113	112,278
Lease and rent expense	15,804	13,713
Professional liability	3,421	2,775
General and administrative	7,513	8,139
Depreciation and amortization	2,494	2,881
Total expenses	137,345	139,786
OPERATING INCOME (LOSS)	(2,992)	1,499
OTHER INCOME (EXPENSE):
Other income	160	51
Interest expense, net	(1,460)	(1,669)
Total other expense	(1,300)	(1,618)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,292)	(119)
BENEFIT FOR INCOME TAXES	955	38
LOSS FROM CONTINUING OPERATIONS	(3,337)	(81)
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax expense of $0 and $11, respectively	(9)	(22)
NET LOSS	$(3,346)	$(103)
NET LOSS PER COMMON SHARE:
Per common share – basic
Continuing operations	$(0.52)	$(0.01)
Discontinued operations	—	—
	$(0.52)	$(0.01)
Per common share – diluted
Continuing operations	$(0.52)	$(0.01)
Discontinued operations	—	—
	$(0.52)	$(0.01)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$—	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,424	6,314
Diluted	6,424	6,314

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended March 31,
	2019	2018
NET LOSS	$(3,346)	$(103)
OTHER COMPREHENSIVE INCOME:
Change in fair value of cash flow hedge, net of tax	(63)	322
Less: reclassification adjustment for amounts recognized in net loss	—	(114)
Total other comprehensive income (loss)	(63)	208
COMPREHENSIVE INCOME (LOSS)	$(3,409)	$105

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands and unaudited)

Three Months Ended March 31, 2019
	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2018	6,751	$68	232	$(2,500)	$23,413	$(23,016)	$837	$(1,198)
Net loss	—	—	—	—	—	(3,346)	—	(3,346)
Issuance/redemption of equity grants, net	163	1	—	—	41	—	—	42
Interest rate cash flow hedge	—	—	—	—	—	—	(63)	(63)
Stock-based compensation	—	—	—	—	140	—	—	140

BALANCE, MARCH 31, 2019	6,914	$69	232	$(2,500)	$23,594	$(26,362)	$774	$(4,425)

Three Months Ended March 31, 2018
	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2017	6,687	$67	232	$(2,500)	$22,720	$(14,534)	$709	$6,462
Net loss	—	—	—	—	—	(103)	—	(103)
Common stock dividends declared	—	—	—	—	13	(363)	—	(350)
Issuance/redemption of equity grants, net	86	1	—	—	(79)	—	—	(78)
Interest rate cash flow hedge	—	—	—	—	—	—	208	208
Stock-based compensation	—	—	—	—	236	—	—	236

BALANCE, MARCH 31, 2018	6,773	$68	232	$(2,500)	$22,890	$(15,000)	$917	$6,375

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Three Months Ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,346)	$(103)
Discontinued operations	(9)	(22)
Loss from continuing operations	(3,337)	(81)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,494	2,881
Deferred income tax provision (benefit)	(1,090)	—
Provision for self-insured professional liability, net of cash payments	1,444	956
Stock-based and deferred compensation	156	284
Provision (benefit) for leases in excess of cash payments	1,280	(453)
Other	335	140
Changes in assets and liabilities affecting operating activities:
Receivables, net	5,315	2,017
Prepaid expenses and other assets	(2,966)	(439)
Trade accounts payable and accrued expenses	(3,269)	(86)
Net cash provided by continuing operations	362	5,219
Discontinued operations	(9)	(474)
Net cash provided by operating activities	353	4,745
NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(1,512)	(2,012)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt and finance lease obligations	(1,112)	(4,762)
Proceeds from issuance of debt	2,049	5,651
Financing costs	(40)	(132)
Issuance and redemption of employee equity awards	42	(78)
Payment of common stock dividends	—	(350)
Payment for preferred stock restructuring	—	(168)
Net cash provided by continuing operations	939	161
Discontinued operations	—	—
Net cash provided by financing activities	$939	$161
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Three Months Ended March 31,
	2019	2018
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$(220)	$2,894
CASH AND CASH EQUIVALENTS, beginning of period	2,685	3,524
CASH AND CASH EQUIVALENTS, end of period	$2,465	$6,418
SUPPLEMENTAL INFORMATION:
Cash payments of interest	$1,289	$1,432
Cash receipts of income taxes	$(426)	$(16)
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Acquisition of equipment through finance leases	$49	$—
Acquisition of operating leases through adoption of ASC 842	$389,403	$—
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019 AND 2018
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
As of March 31, 2019, the Company’s continuing operations consist of 72 nursing centers with 8,214 licensed nursing beds. The Company owns 15 and leases 57 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 429 licensed assisted and residential living beds.

2.	CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three month periods ended March 31, 2019 and 2018, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2019, and the results of operations for the three month periods ended March 31, 2019 and 2018, changes in shareholders' equity (deficit) for the three month periods ended March 31, 2019 and 2018, and cash flows for the three month periods ended March 31, 2019 and 2018. The Company’s balance sheet information at December 31, 2018, was derived from its audited consolidated financial statements as of December 31, 2018.
Effective January 1, 2019, we adopted the requirements of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as discussed in Notes 3 and 6 to the interim consolidated financial statements. Effective January 1, 2018, we adopted the requirements of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), as discussed in Notes 3 and 4 to the interim consolidated financial statements. All amounts and disclosures set forth in this Form 10-Q have been updated to comply with the new standards.
The results of operations for the periods ended March 31, 2019 and 2018 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

3.	RECENT ACCOUNTING GUIDANCE

Recent Accounting Standards Adopted by the Company
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For short-term leases (those with a term of 12 months or less and that do not include a lessee purchase option that is reasonably certain to be exercised), a lessee is permitted to make (and the Company chose to utilize) an accounting policy election by asset class not to recognize ROU assets and lease liabilities, which would generally result in lease expense for these short term leases being recognized on a straight-line basis over the lease term. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the requirements of this standard effective January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, which allows lessees and lessors to recognize and measure existing leases at the beginning of the period of adoption without modifying the comparative period financial statements (which therefore will remain under prior GAAP, Topic 840, Leases). The Company elected to use the optional expedient to reflect adoption in the period of adoption (January 1, 2019) rather than the earliest period presented. The Company also elected the package of practical expedients upon transition, which includes retaining the lease classification for any leases that exist prior to adoption of the standard. The adoption of the new standard resulted in the recording of net lease assets and lease liabilities of $384,187 and

$389,403, respectively, as of January 1, 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows. See Note 6, "Leases" for a discussion regarding leases under the new standard.
In August 2017, the FASB issued ASU No. 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities, which is intended to simplify and amend the application of hedge accounting to more clearly portray the economics of an entity’s risk management strategies in its financial statements. The new guidance will make more financial and nonfinancial hedging strategies eligible for hedge accounting and reduce complexity in fair value hedges of interest rate risk. The new guidance also changes how companies assess effectiveness and amends the presentation and disclosure requirements. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness and generally the entire change in the fair value of a hedging instrument will be required to be presented in the same income statement line as the hedged item. The new guidance also eases certain documentation and assessment requirements and modifies the accounting for components excluded from the assessment of hedge effectiveness. The new guidance is effective for public entities for fiscal years beginning after December 15, 2018, including interim periods within those years. The Company adopted the requirements of this standard effective January 1, 2019. The adoption did not have a material impact on our consolidated financial statements and related disclosures.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. The new guidance allows entities the option to reclassify stranded tax effects resulting from the Tax Cuts and Jobs Act from accumulated other comprehensive income (OCI) to retained earnings. The new guidance allows the option to apply the guidance retrospectively or in the period of adoption. The guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company adopted the requirements of this standard effective January 1, 2019. The adoption did not have a material impact on our consolidated financial statements and related disclosures.
In June 2018, the FASB issued ASU No. 2018-07, Compensation-Stock Compensation (Topic 718): Improvement to Nonemployee Share-Based Payment Accounting, which modifies the accounting for share-based payment awards issued to nonemployees to largely align it with the accounting for share-based payment awards issued to employees. The standard is effective for fiscal years beginning after December 15, 2018. The Company adopted the requirements of this standard effective January 1, 2019. The adoption did not have a material impact on our consolidated financial statements and related disclosures.
In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. The new guidance is effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted the requirements of this standard effective January 1, 2018. The Company elected to apply the modified retrospective approach with the cumulative transition effect recognized in beginning retained earnings as of the date of adoption. The adoption of ASC 606 represents a change in accounting principle that more closely aligns revenue recognition with the delivery of the Company's services. The cumulative effect of applying the new guidance to all contracts with customers as of January 1, 2018 was not material to the interim consolidated financial statements. See Note 4, "Revenue Recognition" for a discussion regarding revenue recognition under the new standard.
In August 2016, the FASB issued ASU No. 2016-15, Statement of Cash Flows (Topic 230). The ASU provides clarification regarding how certain cash receipts and cash payments are presented and classified in the statement of cash flows. The new guidance addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice. The ASU is effective for annual and interim periods beginning after December 15, 2017, which required the Company to adopt these provisions in the first quarter of fiscal 2018 using a retrospective approach. The adoption did not have a material impact on our financial position, results of operations or cash flows.
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
Accounting Standards Recently Issued But Not Yet Adopted by the Company
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance intends to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. This update requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. This standard is effective for the fiscal year beginning after December 15, 2019 with early adoption permitted. The Company is in the initial stages of evaluating the impact from the adoption of this new standard on the consolidated financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements of fair value measurements under Topic 820. The standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company is evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.
In October 2018, the FASB issued ASU No. 2018-16, Derivatives and Hedging (Topic 805): Inclusion of the Secured Overnight Financing Rate ("SOFR") Overnight Index Swap ("OIS") Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU amends ASC 815 to add the OIS rate based on the SOFR as a fifth US benchmark interest rate. The Company is evaluating the effect this guidance will have on our consolidated financial statements and related disclosures.

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

Disaggregation of Revenue and Accounts Receivable
The following table summarizes revenue from contracts with customers by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2019		2018
Medicaid	$63,531	47.3%	$63,886	45.2%
Medicare	25,055	18.6%	29,751	21.1%
Managed Care	14,175	10.6%	14,212	10.1%
Private Pay and other	31,592	23.5%	33,436	23.6%
Total	$134,353	100.0%	$141,285	100.0%

Accounts receivable as of March 31, 2019 and December 31, 2018 are summarized in the following table:

	March 31,	December 31,
	2019	2018
Medicaid	$25,971	$27,532
Medicare	13,249	15,706
Managed Care	9,083	8,126
Private Pay and other	15,561	14,893
Total accounts receivable	$63,864	$66,257

5.	LONG-TERM DEBT AND INTEREST RATE SWAP
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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original principal balance of $72,500 with a five-year maturity through February 26, 2021, and a $27,500 Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30,000. The Amended Mortgage Loan balance was $58,150 as of March 31, 2019, consisting of $51,250 on the term loan facility with an interest rate of 6.50% and $6,900 on the acquisition loan facility with an interest rate of 7.25%. The Amended Mortgage Loan is secured by fifteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
Effective October 3, 2016, the Company entered into the Second Amendment ("Second Revolver Amendment") to amend the Amended Revolver. The Second Revolver Amendment increased the Amended Revolver capacity from the $27,500 in the Amended Revolver to $52,250; provided that the maximum revolving facility be reduced to $42,250 on August 1, 2017. Subsequently, on June 30, 2017, the Company executed a Fourth Amendment (the "Fourth Revolver Amendment") to amend the Amended Revolver, which modifies the capacity of the revolver to remain at $42,250.
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
Effective December 1, 2018, the Company executed a Fourth Amendment (the "Fourth Term Amendment") to amend the Amended Mortgage Loan. The Company applied $11,100 and $2,100 of net proceeds from the sale of the Kentucky centers to the Term Loan and Acquisition Loan, respectively. Additionally, we amended the Acquisition Loan availability to include a reserve of $2,100, and therefore, our borrowing capacity is $10,400. For further discussion of the sale of the Kentucky centers, refer to Note 10, "Business Development and Other Significant Transactions."
As of March 31, 2019, the Company had $16,500 borrowings outstanding under the Amended Revolver compared to $15,000 outstanding as of December 31, 2018. The interest rate related to the Amended Revolver was 6.50% as of March 31, 2019. The outstanding borrowings on the revolver were used primarily for temporary working capital requirements. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has four letters of credit with a total value of $13,594 outstanding as of March 31, 2019. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $36,679 the balance available for borrowing under the Amended Revolver was $6,585 at March 31, 2019.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. The Company is in compliance with all such covenants at March 31, 2019.
Interest Rate Swap Transaction
As part of the debt agreements entered into in April 2013, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the February 26, 2016 amendment to the Credit Agreement, the Company amended the terms of its interest rate swap. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and has an amortizing notional amount that was $27,450 as of March 31, 2019. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amount.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at March 31, 2019, the Company determined that the interest rate swap was highly effective. The interest rate swap valuation model indicated a net asset of $230 at March 31, 2019. The fair value of the interest rate swap is included in “other noncurrent assets” on the Company’s interim consolidated balance sheet. The asset related to the change in the interest rate swap included in accumulated other comprehensive income at March 31, 2019 is $161 net of the income tax provision of $69. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future

LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

6.     LEASES

The Company has operating and finance leases for facilities, corporate offices, and certain equipment. The Company recognizes lease expense for these operating leases on a straight-line basis over the lease term. Leases with an initial term of one year or less are not recorded on the balance sheet. The Company's other leases have remaining lease terms of one to twelve years, some of which include options to extend the lease for up to twenty years, and some of which include options to terminate the leases within one year. The exercise of lease renewal options is at our sole discretion. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Upon adoption, the Company elected the practical expedient to not separate lease and non-lease components for all of its leases as the non-lease components are not significant to the overall lease costs.

Leases
	Classification	March 31, 2019
Assets
Operating lease assets	Operating lease assets	377,799
Finance lease assets	Property and equipment, net (a)	1,045
Total leased assets		378,844

Liabilities
Current
Operating	Current portion of operating lease liabilities	22,205
Finance	Current portion of long-term debt and finance lease obligations, net	383
Noncurrent
Operating	Operating lease liabilities	362,094
Finance	Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	466
Total lease liabilities		385,148

(a) Finance lease assets are recorded net of accumulated amortization of 1,283 as of March 31, 2019.

Lease Cost		Three Months Ended
	Classification	March 31, 2019
Operating lease cost (a)	Lease and rent expense	15,804
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	67
Interest on finance lease liabilities	Interest expense, net	11
Short term lease cost	Operating expense	141
Net lease cost		16,023

(a) Includes variable lease costs, which are immaterial

Three Months Ended March 31, 2019
Maturity of Lease Liabilities	Operating Leases (a)	Finance Leases (a)	Total

2019	58,586	429	59,015
2020	59,666	212	59,878
2021	60,856	197	61,053
2022	62,075	100	62,175
2023	63,211	—	63,211
After 2023	305,640	—	305,640
Total lease payments	610,034	938	610,972
Less: Interest	(225,735)	(89)	(225,824)
Present value of lease liabilities	384,299	849	385,148

(a) Operating and Finance lease payments exclude option to extend lease terms that are not reasonably certain of being exercised.

The Company's future minimum lease commitments as of December 31, 2018, under Accounting Standards Codification Topic 840, predecessor to Topic 842, are as follows:

Twelve Months Ended December 31, 2018
Maturity of Lease Liabilities	Operating Leases (a)	Finance Leases (a)	Total

2018	58,291	454	58,745
2019	59,391	174	59,565
2020	60,575	173	60,748
2021	61,808	127	61,935
2022	63,065	—	63,065
After 2022	321,797	—	321,797
Total lease payments	624,927	928	625,855

(a) Operating and Finance lease payments exclude option to extend lease terms that are not reasonably certain of being exercised.

The measurement of right-of-use assets and lease liabilities requires the Company to estimate appropriate discount rates. To the extent the rate implicit in the lease is readily determinable, such rate is utilized. However, based on information available at lease commencement for the majority of our leases, the rate implicit in the lease is not known. In these instances, the Company utilizes an incremental borrowing rate, which represents the rate of interest that it would pay to borrow on a collateralized basis over a similar term.

Lease Term and Discount Rate	March 31, 2019

Weighted-average remaining lease term (years)
Operating leases	9.77
Finance leases	2.62
Weighted-average discount rate
Operating leases	9.9%
Finance leases	6.60%

Other Information	Three Months Ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$14,516
Operating cash flows from finance leases	$11
Financing cash flows from finance leases	$132
Acquisition of operating leases through adoption of ASC 842	$389,403

7.    COMMITMENTS AND CONTINGENCIES
Professional Liability and Other Liability Insurance
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), to replace some of the expiring commercial policies. SHC covers losses up to specified limits per occurrence. All of the Company's nursing centers in Florida, and Tennessee are now covered under the captive insurance policies along with many of the nursing centers in Alabama, Kentucky, and Texas. The insurance coverage provided for these centers under the SHC policy provides coverage limits of at least $1,000 per medical incident with a sublimit per center of $3,000 and total annual aggregate policy limits of $5,000. All other centers within the Company's portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers. The deductibles for these policies are covered through the insurance subsidiary.
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $24,625 and $27,201 as of March 31, 2019 and December 31, 2018, respectively. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
As of March 31, 2019, the Company is engaged in 78 professional liability lawsuits. Twenty-seven lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $1,906 and $1,093 for the three months ended March 31, 2019 and 2018, respectively.
The Company follows the accounting guidance in ASC Topic 954 that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the estimated insurance recovery receivables are included within "Other Current Assets" and "Other Noncurrent Assets" on the Consolidated Balance Sheet. As of March 31, 2019 there are estimated insurance recovery receivables of $2,125. There were no estimated insurance recovery receivables as of March 31, 2018.

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
Discussions continue with the DOJ regarding settlement of this investigation. The Company denies any wrong doing and is prepared to vigorously defend its actions if a settlement is not reached. The Company accrued $6,400 as a contingent liability in connection with this matter during the three months ended September 30, 2018, but the Company cannot predict whether a settlement can be achieved, the outcome of the litigation if there is no settlement or the length of time necessary to conclude this matter. Accordingly, the contingent liability has been classified as a noncurrent liability in the accompanying interim consolidated balance sheets.  The Company’s ultimate ability to settle this investigation will depend on several factors, including whether the amount and terms of an acceptable settlement can be reached with the DOJ, the Company’s assessment of the risks of litigating this case and the effect of protracted litigation or settlement terms on the Company’s business plans.  Because the outcome of this investigation and related settlement discussions remain uncertain, there is a reasonable possibility that the amount ultimately incurred in connection with the resolution of this matter could differ materially from the current accrual, as the Company cannot, at this time, estimate the possible range of loss that may result from either a settlement or litigation of this matter.  The ultimate outcome of this litigation could have a materially adverse effect on the Company, including the imposition of treble damages, criminal charges, fines, penalties and/or a corporate integrity agreement.
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

Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either a prefunded deductible policy or state-sponsored programs. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. From the period from July 1, 2008 through March 31, 2019, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500 per claim, subject to an aggregate maximum of $3,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $688 and $618 at March 31, 2019 and December 31, 2018, respectively.. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,458 and $1,258 as of March 31, 2019 and December 31, 2018, respectively. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of March 31, 2019, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $200 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,444 at March 31, 2019. The differences between actual settlements and reserves are included in expense in the period finalized.

8.	STOCK-BASED COMPENSATION

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
Equity Grants and Valuations
During the three months ended March 31, 2019 and 2018, the Compensation Committee of the Board of Directors approved grants totaling approximately 151 and 90 shares of restricted common stock to certain employees and members of the Board of Directors, respectively. The fair value of restricted shares is determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed. Our policy is to account for forfeitures of share-based compensation awards as they occur.
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
Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2018	122	$7.29
Granted	—	—
Exercised	(2)	2.37
Expired or cancelled	(21)	8.39
Outstanding, March 31, 2019	99	$7.16

Exercisable, March 31, 2019	89	$7.05

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2018	120	$8.77
Granted	151	3.93
Dividend Equivalents	—	—
Vested	(57)	8.91
Cancelled	—
Outstanding, March 31, 2019	214	$5.31

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2018	43	$9.26
Granted	36	3.93
Dividend Equivalents	—	—
Vested	(30)	9.76
Outstanding, March 31, 2019	49	$5.05

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

The following table summarizes information regarding stock options and SOSAR grants outstanding as of March 31, 2019:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$8.14 to $10.21	$8.83	45	$—	35	$—
$5.45 to $5.86	$5.76	54	$—	54	$—
		99		89
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $140 and $236 in the three month periods ended March 31, 2019 and 2018, respectively.

9.	EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net loss per common share is presented below in thousands, except per share:

	Three Months Ended March 31,
	2019	2018
Net loss
Loss from continuing operations	$(3,337)	$(81)
Loss from discontinued operations, net of income taxes	(9)	(22)
Net loss	$(3,346)	$(103)

	Three Months Ended March 31,
	2019	2018
Net loss per common share:
Per common share – basic
Loss from continuing operations	$(0.52)	$(0.01)
Loss from discontinued operations	—	—
Net loss per common share – basic	$(0.52)	$(0.01)
Per common share – diluted
Loss from continuing operations	$(0.52)	$(0.01)
Loss from discontinued operations	—	—
Net loss per common share – diluted	$(0.52)	$(0.01)
Weighted Average Common Shares Outstanding:
Basic	6,424	6,314
Diluted	6,424	6,314
The effects of 99 and 30 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the three months ended March 31, 2019 and 2018, respectively, because these securities would have been anti-dilutive.

10.	BUSINESS DEVELOPMENTS AND OTHER SIGNIFICANT TRANSACTIONS
2018 Assets Sold
On October 30, 2018 the Company entered into an Asset Purchase Agreement (the "Agreement") with Fulton Nursing and Rehabilitation, LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC, Westwood Nursing and Rehabilitation LLC, and Westwood Glasgow Propco (the "Buyers") to sell the assets and transfer the operation of Diversicare of Fulton, LLC, Diversicare of Clinton, LLC and Diversicare of Glasgow, LLC (the "Kentucky Properties"). On December 1, 2018, the Company completed the sale of the Kentucky Properties with the Buyers for a purchase price of $18,700. This transaction did not meet the accounting criteria to be reported as a discontinued operation. The carrying value of these centers' assets were $13,331, resulting in a gain of $4,825, with remaining proceeds for miscellaneous closing costs. The proceeds were used to relieve debt, which is required under the terms of the Company's Amended Mortgage Loan and Amended Revolver. Refer to Note 5, "Long-term Debt, Interest Rate Swap" for more information on this transaction.
2018 New Master Lease Agreement
On October 1, 2018, the Company entered into a New Master Lease Agreement (the "Lease") with Omega Healthcare Investors (the "Lessor") to lease 34 centers currently owned by Omega and operated by Diversicare. The old Master Lease with Omega provided for its operation of 23 skilled nursing centers in Texas, Kentucky, Alabama, Tennessee, Florida, and Ohio. Additionally, Diversicare operated 11 centers owned by Omega under separate leases in Missouri, Kentucky, Indiana, and Ohio. The Lease entered into by Diversicare and Omega consolidates the leases for all 34 centers under one New Master Lease. The Lease has an initial term of twelve years with two 10-year extensions. The Lease has a common date of annual lease fixed escalators of 2.15% beginning on October 1, 2019.

11.    SUBSEQUENT EVENTS

Effective April 1, 2019, the Company expanded it's participation in the Texas Quality Incentive Payment Program (“QIPP”) as administered by the Texas Health and Human Services Commission. Four skilled nursing centers previously operated by the Company entered into a transaction with a Texas medical district participating in the QIPP, providing for the transfer of the provider license from the Company to the medical district. The Company’s operating subsidiary retained the management of the centers on behalf of the medical district.

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
As of March 31, 2019, the Company’s continuing operations consist of 72 nursing centers with 8,214 licensed nursing beds. The Company owns 15 and leases 57 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 429 licensed assisted living and residential beds.
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
Improving skilled mix and average Medicare rate:
One of our key performance indicators is skilled mix. Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the three months ended March 31, 2019 and 2018 was 14.9% and 16.1%, respectively.
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
On October 30, 2018, the Company entered into an Asset Purchase Agreement (the "Agreement") with Fulton Nursing and Rehabilitation LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC, Westwood Nursing and Rehabilitation LLC, and Westwood Glasgow Propco (the "Buyers") to sell the assets and transfer the operations of Diversicare of Fulton, Diversicare of Clinton and Diversicare of Glasgow (the "Properties"). The purchase price of the Properties was $18.7 million and the sale was effective on December 1, 2018.
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

Critical Accounting Policies and Judgments
A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments often involving estimates of the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income or loss to vary significantly from period to period. Our critical accounting policies are more fully described in our 2018 Annual Report on Form 10-K.
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
The following table sets forth net patient and resident revenues related to our continuing operations by primary payor source for the periods presented (dollar amounts in thousands). The balances below reflect the adoption of ASC 606 in January 2018. Refer to Note 4 "Revenue Recognition" to the interim consolidated financial statements.

	Three Months Ended March 31,
	2019		2018
Medicaid	$63,531	47.3%	$63,886	45.2%
Medicare	25,055	18.6%	29,751	21.1%
Managed Care	14,175	10.6%	14,212	10.1%
Private Pay and other	31,592	23.5%	33,436	23.6%
Total	$134,353	100.0%	$141,285	100.0%

The following table sets forth average daily skilled nursing census by primary payor source for our continuing operations for the periods presented:

	Three Months Ended March 31,
	2019		2018
Medicaid	4,424	68.7%	4,589	67.9%
Medicare	651	10.1%	783	11.6%
Managed Care	308	4.8%	303	4.5%
Private Pay and other	1,061	16.4%	1,081	16.0%
Total	6,444	100.0%	6,756	100.0%
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
In recent years, the U.S. Congress and some state legislatures have considered and enacted significant legislation concerning health care and health insurance. The most prominent of these efforts, the Affordable Care Act, affects how health care services are covered, delivered and reimbursed. As currently structured, the Affordable Care Act expands coverage through a combination of public program expansion and private sector reforms, provides for reduced growth in Medicare program spending, and promotes initiatives that tie reimbursement to quality and care coordination. Some of the provisions, such as the requirement that large employers provide health insurance benefits to full-time employees, have increased our operating expenses. The Affordable Care Act expands the role of home-based and community services, which may place downward pressure on our sustaining population of Medicaid patients. Reforms that we believe may have a material impact on the long-term care industry and on our business include, among others, possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. However, there is considerable uncertainty regarding the future of the Affordable Care Act. The Presidential administration and certain members of Congress have made and expressed their intent to repeal or make additional significant changes to the law, its implementation or its interpretation. For example, effective January 1, 2019, Congress eliminated the financial penalty associated with the individual mandate. Because the penalty associated with the individual mandate was eliminated, a federal judge in Texas ruled in December 2018 that the entire law was unconstitutional. However, the law remains in place pending appeal.
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
On July 31, 2018, CMS issued a final rule outlining Medicare payment rates for skilled nursing facilities that became effective October 1, 2018. In addition, CMS updated the SNF market basket percentage to 2.4%, as required by the Bipartisan Budget Act of 2018. CMS finalized a payment system called the Patient-Driven Payment Model ("PDPM") to replace the Resource Utilization Group ("RUG-IV") model. The PDPM is an updated version of the 2017 Advanced Notice of Proposed Rulemaking Resident Classification System Version 1 ("RCS-1"). CMS notes RCS-1 was revised based on stakeholder input. The implementation date for the final system is October 1, 2019. CMS will use a budget neutrality factor to satisfy the requirement that PDPM be budget neutral relative to RUG-IV. CMS stated that it intends for the new model not to change the aggregate amount of Medicare payments to SNFs, but to more accurately reflect resource utilization.
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
In March 2019, CMS announced changes to the Five-Star Quality Rating System, effective April 2019. These changes include revisions to the inspection process, adjustment of staffing rating thresholds, including increased emphasis on registered nurse staffing, implementation of new quality measures, and changes in the scoring of various quality measures. CMS added two new quality measures: Long-stay emergency department transfers and long-stay hospitalizations.  CMS also established separate quality ratings for short-stay and long-stay residents, and will now provide separate short-stay and long-stay ratings in addition to the overall quality measure rating. Ratings for the quality measures are based on 17 of the quality measures posted on the Nursing Home Compare website.
The impact of the most recent five star rating methodology is expected to be significant across the industry.  The change in star ratings may be confusing to consumers.  A center could lose stars as a result of these changes despite not changing its operations.  These changes will also make comparisons to prior reporting periods not relevant. We remain diligent in continuing to provide outstanding patient care to achieve high rankings for our centers, as well as assuring that our rankings are correct and appropriately reflect our quality results. Our focus has been and continues to be on the delivery of quality care to our patients and residents.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of March 31, 2019, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$84,670	$15,484	$69,086	$100	$—
Settlement obligations (2)	1,193	1,193	—	—	—
Operating leases (3)	610,034	58,586	120,522	125,286	305,640
Required capital expenditures under operating leases (4)	25,083	2,529	5,059	5,059	12,436
Total	$720,980	$77,792	$194,667	$130,445	$318,076

(1)
Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our finance lease obligations. Our long-term debt obligations decreased $0.2 million between December 31, 2018 and March 31, 2019. See Note 5, "Long-Term Debt and Interest Rate Swap," to the interim consolidated financial statements included in this report for additional information.

(2)
Settlement obligations relate to professional liability cases that are expected to be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.

(3)
Represents minimum annual lease payments (exclusive of taxes, insurance, and maintenance costs) under our operating lease agreements, which does not include renewals. Our operating lease obligations decreased $14.9 million between December 31, 2018 and March 31, 2019. See Note 6, "Leases," to the interim consolidated financial statements included in this report for additional information.

(4)	Includes annual expenditure requirements under operating leases. Our required capital expenditures decreased $1.5 million between December 31, 2018 and March 31, 2019.
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1.7 million as of March 31, 2019. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee.

Results of Operations
The following tables present the unaudited interim consolidated statements of operations and related data for the three month periods ended March 31, 2019 and 2018:

(in thousands)	Three Months Ended March 31,
	2019	2018	Change	%
PATIENT REVENUES, net	$134,353	$141,285	$(6,932)	(4.9)%
EXPENSES:
Operating	108,113	112,278	(4,165)	(3.7)%
Lease and rent expense	15,804	13,713	2,091	15.2%
Professional liability	3,421	2,775	646	23.3%
General and administrative	7,513	8,139	(626)	(7.7)%
Depreciation and amortization	2,494	2,881	(387)	(13.4)%
Total expenses	137,345	139,786	(2,441)	(1.7)%
OPERATING INCOME (LOSS)	(2,992)	1,499	(4,491)	N/M
OTHER INCOME (EXPENSE):
Other income	160	51	109	100.0%
Interest expense, net	(1,460)	(1,669)	209	12.5%
Total other expenses	(1,300)	(1,618)	318	19.7%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(4,292)	(119)	(4,173)	N/M
BENEFIT FOR INCOME TAXES	955	38	917	N/M
LOSS FROM CONTINUING OPERATIONS	$(3,337)	$(81)	$(3,256)	N/M
N/M = Not Meaningful

Percentage of Net Revenues	Three Months Ended March 31,
	2019	2018
PATIENT REVENUES, net	100.0%	100.0%
EXPENSES:
Operating	80.5	79.5
Lease and rent expense	11.8	9.7
Professional liability	2.5	2.0
General and administrative	5.6	5.8
Depreciation and amortization	1.9	2.0
Total expenses	102.3	99.0
OPERATING INCOME (LOSS)	(2.3)	1.0
OTHER INCOME (EXPENSE):
Other income	0.1	—
Interest expense, net	(1.0)	(1.2)
Total other expenses	(0.9)	(1.2)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3.2)	(0.2)
BENEFIT FOR INCOME TAXES	0.7	—
LOSS FROM CONTINUING OPERATIONS	(2.5)%	(0.2)%

Three Months Ended March 31, 2019 Compared With Three Months Ended March 31, 2018
Patient Revenues
Patient revenues were $134.4 million and $141.3 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $6.9 million. The following summarizes the revenue fluctuations attributable to changes in our portfolio (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Same-store revenue	$134,353	$136,571	$(2,218)
2018 disposition revenue	—	4,714	$(4,714)
Total revenue	$134,353	$141,285	$(6,932)
The three Kentucky centers we sold in December 2018 contributed $4.7 million of the $6.9 million patient revenues decrease. Our same-store patient revenues decreased by $2.2 million. Our average Medicaid and Medicare rates per patient day for the first quarter of 2019 increased compared to the first quarter of 2018, resulting in increases in revenue of $1.7 million and $0.1 million, respectively, or 2.5% and 0.3%, respectively. Our Hospice average daily census for the first quarter of 2019 increased 15.8%, resulting in $1.0 million in additional revenue. Conversely, our Medicare, Medicaid and Private average daily census for the first quarter of 2019 decreased 13.4%, 0.1% and 10.1%, respectively, resulting in revenue losses of $4.1 million, $0.1 million and $1.1 million, respectively. Our ancillary revenue for the first quarter of 2019 increased $0.3 million.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended March 31,
	2019	2018
Skilled nursing occupancy	78.5%	79.9%
As a percent of total census:
Medicare census	10.1%	11.6%
Medicaid census	68.7%	67.9%
Managed Care census	4.8%	4.5%
As a percent of total revenues:
Medicare revenues	18.6%	21.1%
Medicaid revenues	47.3%	45.2%
Managed Care revenues	10.6%	10.1%
Average rate per day:
Medicare	$457.10	$455.72
Medicaid	$181.13	$176.78
Managed Care	$394.55	$391.96

Operating Expense
Operating expense decreased in the first quarter of 2019 to $108.1 million as compared to $112.3 million in the first quarter of 2018. Operating expense increased as a percentage of revenue at 80.5% for the first quarter of 2019 as compared to 79.5% for the first quarter of 2018. The following table summarizes the expense increases attributable to changes in our portfolio (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Same-store operating expense	$108,113	$109,101	$(988)
2018 disposition operating expenses	—	3,177	(3,177)
Total expense	$108,113	$112,278	$(4,165)
The three Kentucky centers we sold in December 2018 contributed $3.2 million of the $4.2 million operating expense decrease. Our same-store operating expenses decreased by $1.0 million, which is mostly attributable to favorable variances in nursing and ancillary costs and salaries and related taxes of $0.6 million and $0.6 million, respectively, in first quarter of 2019 compared to the first quarter of 2018. This was partially offset by unfavorable variances in dietary costs and maintenance and utilities expense of $0.2 million and $0.1 million, respectively, in first quarter of 2019 compared to the first quarter of 2018.
One of the largest components of operating expenses is wages, which decreased from $67.1 million in the first quarter of 2018 to $65.1 million during the first quarter of 2019.
Lease Expense
Lease expense in the first quarter of 2019 increased to $15.8 million as compared to $13.7 million in the first quarter of 2018. The increase in lease expense was due to rent increases resulting from the new master lease agreement with Omega Healthcare Investors and the impact of non-cash straight-line expense.
Professional Liability
Professional liability expense was $3.4 million and $2.8 million in the first quarters of 2019 and 2018, respectively. Our cash expenditures for professional liability costs of continuing operations were $1.9 million and $1.1 million for the first quarters of 2019 and 2018, respectively. Professional liability expense fluctuates based on the results of our third-party professional liability actuarial studies and cash expenditures are incurred to defend and settle existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and Administrative Expense
General and administrative expense was $7.5 million in the first quarter of 2019 as compared to $8.1 million in the first quarter of 2018. General and administrative expense decreased as a percentage of revenue to 5.6% in the first quarter of 2019 from 5.8% in the first quarter of 2018. The change in general and administrative expense is attributable to a decrease in salaries and related taxes of $0.8 million in the first quarter of 2019 as compared to the first quarter of 2018.
Depreciation and Amortization
Depreciation and amortization expense was $2.5 million in the first quarter of 2019 as compared to $2.9 million in the first quarter of 2018. The decrease in depreciation expense relates to the dispositions of Fulton, Clinton and Glasgow in the fourth quarter of 2018. See Note 10, "Business Developments and Other Significant Transactions" to the interim consolidated financial statements.
Interest Expense, Net
Interest expense was $1.5 million in the first quarter of 2019 and $1.7 million first quarter of 2018. The decrease of $0.2 million is due to a decrease in the outstanding borrowings on our loan facilities.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss of $4.3 million before income taxes for the first quarter of 2019 as compared to a loss of $0.1 million for the first quarter of 2018. The benefit for income taxes was $1.0 million for the first quarter of 2019, and the benefit for income taxes was $0.1 million for the first quarter of 2018. Both basic and diluted loss per common share from continuing operations were $0.52 for the first quarter of 2019 as compared to both basic and diluted loss per common share from continuing operations of $0.01 in the first quarter of 2018.

Liquidity and Capital Resources
Liquidity
Our primary source of liquidity is the net cash flow provided by the operating activities of our centers. We believe that these internally generated cash flows will be adequate to service existing debt obligations and fund required capital expenditures. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit us over the long-term. Options for our use of cash include, but are not limited to, capital improvements, purchase of additional shares of our common stock, acquisitions, payment of existing debt obligations as well as initiatives to improve nursing center performance. We review these potential uses and align them to our cash flows with a goal of achieving long-term success.
Net cash provided by operating activities of continuing operations totaled $0.4 million for the three months ended March 31, 2019, compared to net cash provided by operating activities of continuing operations of $5.2 million in the same period of 2018. The primary driver of the decrease in cash provided by operating activities from continuing operations is due to our net loss of $3.3 million for the three months ended March 31, 2019, compared to net loss of $0.1 million in the same period of 2018, primarily due to $1.7 million of additional rent expense from the straight-line impact of the new Omega master lease, which commenced in the fourth quarter 2018.
Our cash expenditures related to professional liability claims of continuing operations were $1.9 million and $1.1 million for three months ended March 31, 2019 and 2018, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our inability to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $1.5 million and $2.0 million for the three months ended in 2019 and 2018, respectively. The cash used for investing activities relates to the purchase of property and equipment at the centers we operate.
Financing activities of continuing operations provided cash of $0.9 million and $0.2 million for the three months ended March 31, 2019 and 2018, respectively. The fluctuation is primarily due to the dividend and preferred stock payments in 2018.
Professional Liability
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC, which has issued a policy insuring claims made against all of the Company's nursing centers in Florida and Tennessee, and several of the Company's nursing centers in Alabama, Kentucky, Ohio, and Texas. The insurance coverage provided for these centers under the SHC policy provides coverage limits of at least $1,000 per medical incident with a sublimit per center of $3,000 and total annual aggregate policy limits of $5,000. All other centers within the Company's portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers. The deductibles for these policies are covered through the insurance subsidiary
As of March 31, 2019, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $24.6 million. Our calculation of this estimated liability is based on the Company's best estimate of the likelihood of adverse judgments with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of March 31, 2019, we had $75.5 million of outstanding long-term debt and finance lease obligations. The $75.5 million total includes $0.8 million in finance lease obligations and $16.5 million currently outstanding on the revolving credit facility. The balance of the long-term debt is comprised of $58.2 million owed on our mortgage loan, which includes $51.3 million on the term loan facility, $6.9 million on the acquisition loan facility.
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

Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72.5 million with a five-year maturity through February 26, 2021, and a $27.5 million Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30.0 million. As of March 31, 2019, the interest rate related to the Amended Mortgage Loan was 6.50%. The Amended Mortgage Loan is secured by fifteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
Effective October 3, 2016, the Company entered into the Second Amendment ("Second Revolver Amendment") to amend the Amended Revolver. The Second Revolver Amendment increased the Amended Revolver capacity from the $27.5 million in the Amended Revolver to $52.3 million; provided that the maximum revolving facility be reduced to $42.3 million on August 1, 2017. Subsequently, on June 30, 2017, the Company executed a Fourth Amendment (the "Fourth Revolver Amendment") to amend the Amended Revolver, which modifies the capacity of the revolver to remain at $42.3 million.
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
Effective December 1, 2018, the Company entered into the Sixth Amendment ("Sixth Revolver Amendment") to amend the Amended Revolver. The Sixth Amendment decreased the Amended Revolver capacity from $52.3 million to $42.3 million. The Company also applied $4.9 million of net proceeds from the sale of the Kentucky centers to the outstanding borrowing under the Amended Revolver.
Effective December 1, 2018, the Company executed a Fourth Amendment (the "Fourth Term Amendment") to amend the Amended Mortgage Loan. The Company applied $11.1 million and $2.1 million of net proceeds from the sale of the Kentucky centers to the Term Loan and Acquisition Loan, respectively. Additionally, we amended the Acquisition Loan availability to include a reserve of $2.1 million, and therefore, our borrowing capacity is $10.4 million. For further discussion of the sale of the Kentucky centers, refer to Note 10, "Business Development and Other Significant Transactions."
As of March 31, 2019, the Company had $16.5 million borrowings outstanding under the Amended Revolver compared to $15.0 million outstanding as of December 31, 2018. The interest rate related to the Amended Revolver was 6.50% as of March 31, 2019. The outstanding borrowings on the revolver were used primarily for temporary working capital requirements. Annual fees for letters of credit issued under the Amended Revolver are 3.00% of the amount outstanding. The Company has four letters of credit with a total value of $13.6 million outstanding as of March 31, 2019. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $36.7 million, the balance available for borrowing under the Amended Revolver was $6.6 million at March 31, 2019.
Our lending agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. We are in compliance with all such covenants at March 31, 2019.

Our calculated compliance with financial covenants is presented below:

	Requirement	Level at March 31, 2019
Minimum fixed charge coverage ratio	1.01:1.00	1.04:1.00
Minimum adjusted EBITDA	$13.0 million	$18.3 million
EBITDAR (mortgaged centers)	$10.0 million	$15.4 million
Current ratio (as defined in agreement)	1.00:1.00	1.28:1.00
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
Off-Balance Sheet Arrangements
We have four letters of credit outstanding with an aggregate value of approximately $13.6 million as of March 31, 2019. The letters of credit serve as a security deposits for certain center leases. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our interim consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. Forward-looking statements are predictive in nature and are frequently identified by the use of terms such as "may," "will," "should," "expect," "believe," "estimate," "intend," and similar words indicating possible future expectations, events or actions. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to:

•	our ability to successfully integrate the operations of new nursing centers, as well as successfully operate all of our centers,

•	our ability to increase census at our centers and occupancy rates at our centers,

•	changes in governmental reimbursement, including the new Patient-Driven Payment Model to be implemented in the fall of 2019

•	government regulation,

•	the impact of the Affordable Care Act, efforts to repeal or further modify the Affordable Care Act, and other health care reform initiatives,

•	any increases in the cost of borrowing under our credit agreements,

•	our ability to comply with covenants contained in those credit agreements,

•	our ability to comply with the terms of our master lease agreements,

•	our ability to renew or extend our leases at or prior to the end of the existing lease terms,

•	the outcome of professional liability lawsuits and claims,

•	our ability to control ultimate professional liability costs,

•	the accuracy of our estimate of our anticipated professional liability expense,

•	the impact of future licensing surveys,

•	the outcome of proceedings alleging violations of state or Federal False Claims Acts,

•	laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors,

•	the costs of investing in our business initiatives and development,

•	our ability to control costs,

•	our ability to attract and retain qualified healthcare professionals,

•	changes to our valuation of deferred tax assets,

•	changing economic and competitive conditions,

•	changes in anticipated revenue and cost growth,

•	changes in the anticipated results of operations,

•	the effect of changes in accounting policies as well as others.
Investors also should refer to the risks identified in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2018, for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of March 31, 2019, we had outstanding borrowings of approximately $74.7 million, $47.2 million of which was subject to variable interest rates. In connection with our February 2016 financing agreement, we entered into an interest rate swap with an initial notional amount of $30.0 million to mitigate the floating interest rate risk of a portion of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.5 million annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2019. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
We completed certain changes to our accounting processes related to our implementation of ASC 842, which was adopted on January 1, 2019. We updated our control activities for the adoption of the new accounting standard and the new accounting processes and methodologies established to evaluate leases and service agreements under ASC 842.
Other than the items described above, there have been no changes to our internal control over financial reporting during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2019, we are engaged in 78 professional liability lawsuits. Twenty-seven lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
Discussions continue with the DOJ regarding settlement of this investigation. The Company denies any wrong doing and is prepared to vigorously defend its actions if a settlement is not reached. The Company accrued $6,400 as a contingent liability in connection with this matter during the three months ended September 30, 2018, but the Company cannot predict whether a settlement can be achieved, the outcome of the litigation if there is no settlement or the length of time necessary to conclude this matter. Accordingly, the contingent liability has been classified as a noncurrent liability in the accompanying interim consolidated balance sheets.  The Company’s ultimate ability to settle this investigation will depend on several factors, including whether the amount and terms of an acceptable settlement can be reached with the DOJ, the Company’s assessment of the risks of litigating this case and the effect of protracted litigation or settlement terms on the Company’s business plans.  Because the outcome of this investigation and related settlement discussions remain uncertain, there is a reasonable possibility that the amount ultimately incurred in connection with the resolution of this matter could differ materially from the current accrual, as the Company cannot, at this time, estimate the possible range of loss that may result from either a settlement or litigation of this matter.  The ultimate outcome of this litigation could have a materially adverse effect on the Company, including the imposition of treble damages, criminal charges, fines, penalties and/or a corporate integrity agreement.
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
In January 2009, a purported class action complaint was filed in the Circuit Court of Garland County, Arkansas against the Company and certain of its subsidiaries and Garland Nursing & Rehabilitation Center (the “Center”). The Company answered the original complaint in 2009, and there was no other activity in the case until May 2017. At that time, plaintiff filed an amended complaint asserting new causes of action. The amended complaint alleges that the defendants breached their statutory and contractual obligations to the patients of the Center over a multi-year period by failing to meet minimum staffing requirements, failing to otherwise adequately staff the Center and failing to provide a clean and safe living environment in the Center. The Company filed an answer to the amended complaint denying plaintiffs’ allegations and asked the Court to dismiss the new causes of action asserted in the amended complaint because the Company was prejudiced by plaintiff’s long delay in filing the amended complaint. The Court has not yet ruled on the motion to dismiss, so the lawsuit remains in its early stages and has not yet been certified by the court as a class action. The Company intends to defend the lawsuit vigorously.

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

ITEM 1A. RISK FACTORS.
In addition to the other information contained in this Quarterly Report, the risks and uncertainties that we believe could materially affect our business, financial condition or future results and are most important for you to consider are discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K filed with the SEC on February 28, 2019. Additional risks and uncertainties which are not presently known to us, which we currently deem immaterial or which are similar to those faced by other companies in our industry or business in general, may also materially and adversely affect any of our business, financial position or future results.
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

May 2, 2019

	By:	/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
President and Chief Executive Officer, Principal Executive Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ Kerry D. Massey
Kerry D. Massey
Executive Vice President and Chief Financial Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant