Form 10-Q
period 2019-06-30
Diversicare Healthcare Services, Inc.
filed 2019-08-05
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2019
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
6,678,926
(Outstanding shares of the issuer’s common stock as of July 31, 2019)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$2,986	$2,685
Receivables	67,984	66,257
Self-insurance receivables, current portion	2,350	4,475
Other receivables	1,336	1,191
Prepaid expenses and other current assets	3,861	4,728
Income tax refundable	474	1,115
Current assets of discontinued operations	—	86
Total current assets	78,991	80,537
PROPERTY AND EQUIPMENT, at cost	141,156	138,460
Less accumulated depreciation and amortization	(90,514)	(85,361)
Property and equipment, net	50,642	53,099
OTHER ASSETS:
Deferred income taxes, net	—	15,851
Deferred leasehold costs	—	206
Operating lease assets	371,289	—
Acquired leasehold interest, net	6,003	6,307
Other noncurrent assets	3,342	3,244
Total other assets	380,634	25,608
	$510,267	$159,244
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(continued)

	June 30, 2019	December 31, 2018
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and finance lease obligations, net	$10,369	$12,449
Trade accounts payable	16,112	15,659
Current liabilities of discontinued operations	—	86
Current portion of operating lease liabilities	23,011	—
Accrued expenses:
Payroll and employee benefits	17,444	19,471
Self-insurance reserves, current portion	12,590	13,158
Provider taxes	2,362	2,394
Other current liabilities	7,866	7,128
Total current liabilities	89,754	70,345
NONCURRENT LIABILITIES:
Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	67,130	60,984
Operating lease liabilities, less current portion	356,062	—
Self-insurance reserves, noncurrent portion	15,885	16,057
Litigation contingency, less current portion	9,000	6,400
Other noncurrent liabilities	1,498	6,656
Total noncurrent liabilities	449,575	90,097
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT:
Common stock, authorized 20,000 shares, $.01 par value, 6,911 and 6,751 shares issued, and 6,679 and 6,519 shares outstanding, respectively	69	68
Treasury stock at cost, 232 shares of common stock	(2,500)	(2,500)
Paid-in capital	23,738	23,413
Accumulated deficit	(50,958)	(23,016)
Accumulated other comprehensive income	589	837
Total shareholders’ deficit	(29,062)	(1,198)
	$510,267	$159,244
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2019	2018
PATIENT REVENUES, net	$135,370	$141,082
EXPENSES:
Operating	108,641	111,440
Lease and rent expense	15,802	13,725
Professional liability	2,957	3,182
Litigation contingency expense (Note 7)	3,100	—
General and administrative	7,594	9,295
Depreciation and amortization	3,002	2,847
Total expenses	141,096	140,489
OPERATING INCOME (LOSS)	(5,726)	593
OTHER INCOME (EXPENSE):
Gain on sale of investment in unconsolidated affiliate	—	308
Other income	45	28
Interest expense, net	(1,556)	(1,661)
Total other expense	(1,511)	(1,325)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,237)	(732)
BENEFIT (PROVISION) FOR INCOME TAXES	(17,351)	425
LOSS FROM CONTINUING OPERATIONS	(24,588)	(307)
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $0 and $0, respectively	(8)	(4)
NET LOSS	$(24,596)	$(311)
NET LOSS PER COMMON SHARE:
Per common share – basic
Continuing operations	$(3.80)	$(0.05)
Discontinued operations	—	—
	$(3.80)	$(0.05)
Per common share – diluted
Continuing operations	$(3.80)	$(0.05)
Discontinued operations	—	—
	$(3.80)	$(0.05)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$—	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,472	6,370
Diluted	6,472	6,370

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended June 30,
	2019	2018
NET LOSS	$(24,596)	$(311)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge, net of tax	(185)	134
Less: reclassification adjustment for amounts recognized in net loss	—	(38)
Total other comprehensive income (loss)	(185)	96
COMPREHENSIVE LOSS	$(24,781)	$(215)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Six Months Ended June 30,
	2019	2018
PATIENT REVENUES, net	$269,723	$282,367
EXPENSES:
Operating	216,754	223,718
Lease and rent expense	31,606	27,438
Professional liability	6,378	5,957
Litigation contingency expense (Note 7)	3,100	—
General and administrative	15,107	17,434
Depreciation and amortization	5,496	5,728
Total expenses	278,441	280,275
OPERATING INCOME (LOSS)	(8,718)	2,092
OTHER INCOME (EXPENSE):
Gain on sale of investment in unconsolidated affiliate	—	308
Other income	205	79
Interest expense, net	(3,016)	(3,330)
Total other expense	(2,811)	(2,943)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,529)	(851)
BENEFIT (PROVISION) FOR INCOME TAXES	(16,396)	463
LOSS FROM CONTINUING OPERATIONS	(27,925)	(388)
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $0 and $11, respectively	(17)	(26)
NET LOSS	$(27,942)	$(414)
NET LOSS PER COMMON SHARE:
Per common share – basic
Continuing operations	$(4.33)	$(0.06)
Discontinued operations	—	—
	$(4.33)	$(0.06)
Per common share – diluted
Continuing operations	$(4.33)	$(0.06)
Discontinued operations	—	—
	$(4.33)	$(0.06)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$—	$0.11
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,448	6,342
Diluted	6,448	6,342

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Six Months Ended June 30,
	2019	2018
NET LOSS	$(27,942)	$(414)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge, net of tax	(248)	455
Less: reclassification adjustment for amounts recognized in net income	—	(151)
Total other comprehensive income (loss)	(248)	304
COMPREHENSIVE LOSS	$(28,190)	$(110)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands and unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity(Deficit)
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2017	6,687	$67	232	$(2,500)	$22,720	$(14,534)	$709	$6,462
Net loss	—	—	—	—	—	(103)	—	(103)
Common stock dividends declared	—	—	—	—	13	(363)	—	(350)
Issuance/redemption of equity grants, net	86	1	—	—	(79)	—	—	(78)
Interest rate cash flow hedge	—	—	—	—	—	—	208	208
Stock-based compensation	—	—	—	—	236	—	—	236

BALANCE, MARCH 31, 2018	6,773	68	232	(2,500)	22,890	(15,000)	917	6,375
Net loss	—	—	—	—	—	(311)	—	(311)
Common stock dividends declared	—	—	—	—	11	(362)	—	(351)
Issuance/redemption of equity grants, net	(5)	—	—	—	—	—	—	—
Interest rate cash flow hedge	—	—	—	—	—	—	96	96
Stock-based compensation	—	—	—	—	348	—	—	348
BALANCE, JUNE 30, 2018	6,768	68	232	(2,500)	23,249	(15,673)	1,013	6,157
Net loss	—	—	—	—	—	(7,397)	—	(7,397)
Common stock dividends declared	—	—	—	—	9	(362)	—	(353)
Issuance/redemption of equity grants, net	(19)	—	—	—	(140)	—	—	(140)
Interest rate cash flow hedge	—	—	—	—	—	—	46	46
Stock-based compensation	—	—	—	—	149	—	—	149
BALANCE, SEPTEMBER 30, 2018	6,749	68	232	(2,500)	23,267	(23,432)	1,059	(1,538)
Net income	—	—	—	—	—	416	—	416
Issuance/redemption of equity grants, net	2	—	—	—	—	—	—	—
Interest rate cash flow hedge	—	—	—	—	—	—	(222)	(222)
Stock-based compensation	—	—	—	—	146	—	—	146
BALANCE, DECEMBER 31, 2018	6,751	68	232	(2,500)	23,413	(23,016)	837	(1,198)
Net loss	—	—	—	—	—	(3,346)	—	(3,346)
Issuance/redemption of equity grants, net	163	1	—	—	41	—	—	42
Interest rate cash flow hedge	—	—	—	—	—	—	(63)	(63)
Stock-based compensation	—	—	—	—	140	—	—	140
BALANCE, MARCH 31, 2019	$6,914	$69	$232	$(2,500)	$23,594	$(26,362)	$774	$(4,425)
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands and unaudited)
(continued)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity(Deficit)
	Shares Issued	Amount	Shares	Amount

BALANCE, MARCH 31, 2019	6,914	$69	232	$(2,500)	$23,594	$(26,362)	$774	$(4,425)
Net loss	—	—	—	—	—	(24,596)	—	(24,596)
Issuance/redemption of equity grants, net	(3)	—	—	—	—	—	—	—
Interest rate cash flow hedge	—	—	—	—	—	—	(185)	(185)
Stock-based compensation	—	—	—	—	144	—	—	144
BALANCE, JUNE 30, 2019	6,911	$69	232	$(2,500)	$23,738	$(50,958)	$589	$(29,062)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Six Months Ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,942)	$(414)
Discontinued operations	(17)	(26)
Loss from continuing operations	(27,925)	(388)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	5,496	5,728
Deferred income tax provision (benefit)	16,008	(34)
Provision for self-insured professional liability, net of cash payments	2,559	1,722
Litigation contingency expense	3,100	—
Stock-based and deferred compensation	284	765
Gain on sale of unconsolidated affiliate	—	(308)
Provision (benefit) for leases in excess of cash payments	2,564	(916)
Other	487	283
Changes in assets and liabilities affecting operating activities:
Receivables, net	(41)	342
Prepaid expenses and other assets	(1,027)	(2,651)
Trade accounts payable and accrued expenses	(2,279)	2,072
Net cash provided by (used in) continuing operations	(774)	6,615
Discontinued operations	(17)	(632)
Net cash provided by (used in) operating activities	(791)	5,983
NET CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(2,496)	(3,896)
Proceeds from sale of unconsolidated affiliate	—	308
Net cash used in continuing operations	(2,496)	(3,588)
Discontinued operations	—	—
Net cash used in investing activities	(2,496)	(3,588)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt and finance lease obligations	(2,741)	(9,057)
Proceeds from issuance of debt	6,500	8,203
Financing costs	(213)	(137)
Issuance and redemption of employee equity awards, net	42	(78)
Payment of common stock dividends	—	(702)
Payment for preferred stock restructuring	—	(337)
Net cash provided by (used in) continuing operations	3,588	(2,108)
Discontinued operations	—	—
Net cash provided by (used in) financing activities	$3,588	$(2,108)
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Six Months Ended June 30,
	2019	2018
NET INCREASE IN CASH AND CASH EQUIVALENTS	$301	$287
CASH AND CASH EQUIVALENTS, beginning of period	2,685	3,524
CASH AND CASH EQUIVALENTS, end of period	$2,986	$3,811
SUPPLEMENTAL INFORMATION:
Cash payments of interest	$2,701	$2,920
Cash payments of income taxes	$254	$321
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Acquisition of equipment through finance leases	$239	$—
Acquisition of operating leases through adoption of ASC 842	$389,403	$—
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019 AND 2018
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
As of June 30, 2019, the Company’s continuing operations consist of 72 nursing centers with 8,214 licensed nursing beds. The Company owns 15 and leases 57 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 429 licensed assisted and residential living beds.

2.	CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and six month periods ended June 30, 2019 and 2018, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2019, and the results of operations, and changes in shareholders' equity (deficit) for the three and six month periods ended June 30, 2019 and 2018, and cash flows for the six month period ended June 30, 2019 and 2018. The Company’s balance sheet information at December 31, 2018, was derived from its audited consolidated financial statements as of December 31, 2018.
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
The results of operations for the periods ended June 30, 2019 and 2018 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

3.	RECENT ACCOUNTING GUIDANCE

Recent Accounting Standards Adopted by the Company
In February 2016, the Financial Accounting Standards Board ("FASB") issued ASU No. 2016-02, Leases (Topic 842). The standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For short-term leases (those with a term of 12 months or less and that do not include a lessee purchase option that is reasonably certain to be exercised), a lessee is permitted to make (and the Company chose to utilize) an accounting policy election by asset class not to recognize ROU assets and lease liabilities, which would generally result in lease expense for these short term leases being recognized on a straight-line basis over the lease term. The standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The Company adopted the requirements of this standard effective January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, which allows lessees and lessors to recognize and measure existing leases at the beginning of the period of adoption without modifying the comparative period financial statements (which therefore will remain under prior GAAP, Topic 840, Leases). The Company elected to use the optional expedient to reflect adoption in the period of adoption (January 1, 2019) rather than the earliest period presented. The Company also elected the package of practical expedients upon transition, which includes retaining the lease classification for any leases that exist prior to adoption of the standard. The adoption of the new standard resulted in the recording of net lease assets and lease liabilities of $384,187 and $389,403, respectively, as of January 1, 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows. See Note 6, "Leases" for a discussion regarding leases under the new standard.
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
Accounting Standards Recently Issued But Not Yet Adopted by the Company
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance intends to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. This update requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. This standard is effective for the fiscal year beginning after December 15, 2022 with early adoption permitted. The Company is in the initial stages of evaluating the impact from the adoption of this new standard on the consolidated financial statements and related disclosures.
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
Disaggregation of Revenue and Accounts Receivable
The following table summarizes revenue from contracts with customers by payor source for the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,
	2019		2018
Medicaid	$64,284	47.5%	$65,603	46.5%
Medicare	24,291	17.9%	27,863	19.7%
Managed Care	14,161	10.5%	13,303	9.4%
Private Pay and other	32,634	24.1%	34,313	24.4%
Total	$135,370	100.0%	$141,082	100.0%

	Six Months Ended June 30,
	2019		2018
Medicaid	$127,815	47.4%	$129,489	45.9%
Medicare	49,346	18.3%	57,614	20.4%
Managed Care	28,336	10.5%	27,515	9.7%
Private Pay and other	64,226	23.8%	67,749	24.0%
Total	$269,723	100.0%	$282,367	100.0%

Accounts receivable as of June 30, 2019 and December 31, 2018 are summarized in the following table:

	June 30,	December 31,
	2019	2018
Medicaid	$27,868	$27,532
Medicare	13,431	15,706
Managed Care	9,271	8,126
Private Pay and other	17,414	14,893
Total accounts receivable	$67,984	$66,257

5.	LONG-TERM DEBT AND INTEREST RATE SWAP
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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original principal balance of $72,500 with a five-year maturity through February 26, 2021, and a $27,500 Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30,000. The Amended Mortgage Loan balance was $60,147 as of June 30, 2019, consisting of $50,747 on the term loan facility with an interest rate of 6.50% and $9,400 on the acquisition loan facility with an interest rate of 7.25%. The Amended Mortgage Loan is secured by fifteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
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
The Company is participating in the Texas Quality Incentive Payment Program ("QIPP"). Effective May 13, 2019, the Company entered into a Fifth Amendment (the “Fifth Term Amendment”) to amend the Amended Mortgage Loan to release the operators of three of the QIPP centers in Texas from the Amended Mortgage Loan and a Seventh Amendment (the “Seventh Revolver Amendment”) to amend the Amended Revolver to remove the operators of all four of the QIPP centers in Texas from the Amended Revolver and to permanently reduce the amount available under the Amended Revolver by $2,000. At the same time, the operators of these four facilities entered into a separate revolving loan (the "affiliated revolver")with the same syndicate of banks to provide for the temporary working capital requirements of the four QIPP centers. The affiliated revolver, which is guaranteed by the Company, has an initial capacity of $5,000, which amount is reduced by $1,000 on each of January 1, 2020, April 1, 2020 and July 1, 2020. The affiliated revolver has the same maturity date as the Amended Revolver and the Amended Mortgage Loan of February 26, 2021. The affiliated revolver is cross-defaulted with the Amended Revolver and the Amended Mortgage Loan. For further discussion of the QIPP centers in Texas, refer to Note 10, "Business Development and Other Significant Transactions." As of June 30, 2019, the Company had zero borrowings outstanding under the affiliated revolver.
As of June 30, 2019, the Company had $17,500 borrowings outstanding under the Amended Revolver compared to $15,000 outstanding as of December 31, 2018. The interest rate related to the Amended Revolver was 6.50% as of June 30, 2019. The outstanding borrowings on the revolver were used primarily for temporary working capital requirements. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has four letters of credit with a total value of $13,594 outstanding as of June 30, 2019. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $36,739 the balance available for borrowing under the Amended Revolver and affiliated revolver was $5,645 at June 30, 2019.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. The Company is in compliance with all such covenants at June 30, 2019.
Interest Rate Swap Transaction
As part of the debt agreements entered into in April 2013, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company designated its interest rate swap as a cash flow hedge and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the February 26, 2016 amendment to the Credit Agreement, the Company amended the terms of its interest rate swap. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and has an amortizing notional amount that was $27,245 as of June 30, 2019. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amount.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at June 30, 2019, the Company determined that the interest rate swap was highly effective. The interest rate swap valuation model indicated a net liability of $30 at June 30, 2019. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The liability related to the change in the interest rate swap included in accumulated other comprehensive income at June 30, 2019 is $23 net of the income tax provision of $7. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a valuation based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

6.     LEASES

The Company has operating and finance leases for facilities, corporate offices, and certain equipment. The Company recognizes lease expense for these operating leases on a straight-line basis over the lease term. Leases with an initial term of one year or less are not recorded on the balance sheet. The Company's other leases have original lease terms of one to twelve years, some of which include options to extend the lease for up to twenty years, and some of which include options to terminate the leases within one year. The exercise of lease renewal options is at our sole discretion. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Upon adoption of Topic 842, the Company elected the practical expedient to not separate lease and non-lease components for all of its leases as the non-lease components are not significant to the overall lease costs.

Leases

	Classification	June 30, 2019
Assets
Operating lease assets	Operating lease assets	$371,289
Finance lease assets	Property and equipment, net (a)	1,167
Total leased assets		$372,456

Liabilities
Current
Operating	Current portion of operating lease liabilities	$23,011
Finance	Current portion of long-term debt and finance lease obligations, net	334
Noncurrent
Operating	Operating lease liabilities	356,062
Finance	Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	575
Total lease liabilities		$379,982

(a) Finance lease assets are recorded net of accumulated amortization of $1,421 as of June 30, 2019.

Lease Cost

		Three Months Ended	Six Months Ended
	Classification	June 30, 2019	June 30, 2019
Operating lease cost (a)	Lease and rent expense	$15,802	$31,606
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	76	143
Interest on finance lease liabilities	Interest expense, net	15	26
Short term lease cost	Operating expense	162	303
Net lease cost		$16,055	$32,078

(a) Includes variable lease costs, which are immaterial

Maturity of Lease Liabilities

As of June 30, 2019
	Operating Leases (a)	Finance Leases (a)	Total

2019	$58,853	$375	$59,228
2020	59,956	247	60,203
2021	61,158	222	61,380
2022	62,383	105	62,488
2023	63,201	39	63,240
After 2023	289,966	—	289,966
Total lease payments	$595,517	$988	$596,505
Less: Interest	(216,444)	(79)	(216,523)
Present value of lease liabilities	$379,073	$909	$379,982

(a) Operating and Finance lease payments exclude option to extend lease terms that are not reasonably certain of being exercised.

The Company's future minimum lease commitments as of December 31, 2018, under Accounting Standards Codification Topic 840, predecessor to Topic 842, are as follows:

As of December 31, 2018
	Operating Leases (a)	Finance Leases (a)	Total

2018	$58,291	$454	$58,745
2019	59,391	174	59,565
2020	60,575	173	60,748
2021	61,808	127	61,935
2022	63,065	—	63,065
After 2022	321,797	—	321,797
Total lease payments	$624,927	$928	$625,855

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

Lease Term and Discount Rate

June 30, 2019

Weighted-average remaining lease term (years)
Operating leases	9.53
Finance leases	2.06
Weighted-average discount rate
Operating leases	9.9%
Finance leases	5.5%

Other Information

Six Months Ended
June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$29,033
Operating cash flows for finance leases	$26
Financing cash flows for finance leases	$250
Acquisition of operating leases through adoption of ASC 842	$389,403

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
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $26,107 and $27,201 as of June 30, 2019 and December 31, 2018, respectively. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
As of June 30, 2019, the Company is engaged in 83 professional liability lawsuits. Twenty-two lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs from continuing operations were $3,610 and $2,775 for the six months ended June 30, 2019 and 2018, respectively.
The Company follows the accounting guidance in ASC Topic 954 that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the estimated insurance recovery receivables are included within "Self-insurance receivables" on the Consolidated Balance Sheet. As of June 30, 2019 and December 31, 2018 there are estimated insurance recovery receivables of $2,955 and $5,478, respectively.
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
In June, 2019, the Company and the U.S. Department of Justice (the “DOJ”) reached an agreement in principle on the financial terms of a settlement regarding this investigation. The Company has agreed to the settlement in principle in order to avoid the uncertainty and expense of litigation.
Based on the agreement in principle and in anticipation of the execution of final agreements and payment of a settlement amount of $9,500 (the “Settlement Amount”) the Company recorded an additional loss contingency expense in the amount of $3,100 in the second quarter of 2019, to increase its previously estimated and recorded liability related to this investigation, of which based on the payment terms of the settlement in principle, $500 has been recorded as a current liability. The Company expects to remit the Settlement Amount to the government over a period of five (5) years, once the settlement has been fully documented and executed, and further expects the settlement to require a contingent payment in the event the Company sells any of its owned facilities during the five year payment period and a payment of attorneys' fees to relator's counsel.
The agreement in principle is subject to negotiation, completion and execution of appropriate implementing agreements, including a settlement agreement and a corporate integrity agreement, which are expected to be finalized in the second half of 2019, and the final approval of the respective parties. There can be no assurance that the Company will enter into a final settlement agreement with the DOJ. The Company denies any wrong doing and is prepared to vigorously defend its actions if a settlement is not reached.

Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either a prefunded deductible policy or state-sponsored programs. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. From the period from July 1, 2008 through June 30, 2019, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500 per claim, subject to an aggregate maximum of $3,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $698 and $618 at June 30, 2019 and December 31, 2018, respectively. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,467 and $1,258 as of June 30, 2019 and December 31, 2018, respectively. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of June 30, 2019, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $200 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,671 at June 30, 2019. The differences between actual settlements and reserves are included in expense in the period finalized.

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
Equity Grants and Valuations
During the six months ended June 30, 2019 and 2018, the Compensation Committee of the Board of Directors approved grants totaling approximately 151 and 90 shares of restricted common stock to certain employees and members of the Board of Directors, respectively. The fair value of restricted shares is determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed. Our policy is to account for forfeitures of share-based compensation awards as they occur.
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

Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2018	122	$7.29
Granted	—	—
Exercised	(2)	2.37
Expired or cancelled	(21)	8.36
Outstanding, June 30, 2019	99	$7.16

Exercisable, June 30, 2019	89	$7.05

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2018	120	$8.77
Granted	151	3.93
Dividend Equivalents	—	—
Vested	(58)	8.91
Cancelled	(3)	5.62
Outstanding, June 30, 2019	210	$5.30

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2018	43	$9.26
Granted	36	3.93
Dividend Equivalents	—	—
Vested	(30)	9.76
Outstanding, June 30, 2019	49	$5.05

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

The following table summarizes information regarding stock options and SOSAR grants outstanding as of June 30, 2019:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$8.14 to $10.21	$8.83	45	$—	35	$—
$5.45 to $5.86	$5.76	54	$—	54	$—
		99		89

Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $284 and $236 in the six month periods ended June 30, 2019 and 2018, respectively.
9. INCOME TAXES
The Company recorded an income tax provision of $16,396 during the six months ended June 30, 2019 and a benefit of $463 during the six months ended June 30, 2018.
When assessing the recoverability of the Company’s recorded deferred tax assets, the accounting guidance, ASC 740, Income Taxes, requires that all available positive and negative evidence be considered in evaluating the likelihood that the Company will be able to realize the benefit of its deferred tax assets in the future, which is highly judgmental. Such evidence includes, but may not be limited to, scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax-planning strategies, and the results of recent operations.
When assessing all available evidence, the Company recognized that governmental and regulatory changes have put downward revenue pressure on the long-term care industry as a piece of negative evidence in its analysis. In 2019 and 2018 combined, the Company has recognized a contingent liability expense of $9.5 million related to the CID settlement in principle. Additionally, in 2017 it recorded an additional $5.5 million of income tax expense related to the revaluation of deferred tax assets in accordance with the Tax Cuts and Jobs Act. Because of these items and other financial results, the Company entered a cumulative loss for the 36 preceding months and performed a thorough assessment of the available positive and negative evidence in order to ascertain whether it is more likely than not that in future periods the Company will generate sufficient pre-tax income to utilize all of its federal deferred tax assets and its net operating loss and other carryforwards and credits.
The Company also identified several pieces of positive evidence that were considered and weighed in the analysis performed regarding the valuation of deferred tax assets. The evidence included the planned termination of operations for 10 nursing facilities in Kentucky expected to be completed in the third quarter of 2019, the related corporate and regional restructuring and other cost saving initiatives already in process. The evidence also included consideration of participation in revenue incentive programs that are expected to generate additional revenue, the long-term expiration dates of a majority of the net operating losses and credits, and the Company’s history of not having carryforwards or credits expire unutilized.
In performing the analysis, the Company contemplated utilization of the recorded deferred tax assets under multiple scenarios. After consideration of these factors, the Company determined that a full valuation allowance is necessary. At June 30, 2019, the Company has established a valuation allowance in the amount of $20.0 million.  The Company will continue to periodically assess the realizability of its future deferred tax assets.
The Company is not currently under examination by any major income tax jurisdiction. During 2019, the statutes of limitations will lapse on the Company's 2015 Federal tax year and certain 2014 and 2015 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the six months ended June 30, 2019 and 2018.

10.	EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net loss per common share is presented below in thousands, except per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss
Loss from continuing operations	$(24,588)	$(307)	$(27,925)	$(388)
Loss from discontinued operations, net of income taxes	(8)	(4)	(17)	(26)
Net loss	$(24,596)	$(311)	$(27,942)	$(414)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net loss per common share:
Per common share – basic
Loss from continuing operations	$(3.80)	$(0.05)	$(4.33)	$(0.06)
Loss from discontinued operations	—	—	—	—
Net loss per common share – basic	$(3.80)	$(0.05)	$(4.33)	$(0.06)
Per common share – diluted
Loss from continuing operations	$(3.80)	$(0.05)	$(4.33)	$(0.06)
Loss from discontinued operations	—	—	—	—
Net loss per common share – diluted	$(3.80)	$(0.05)	$(4.33)	$(0.06)
Weighted Average Common Shares Outstanding:
Basic	6,472	6,370	6,448	6,342
Diluted	6,472	6,370	6,448	6,342
The effects of 98 and 226 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the six months ended June 30, 2019 and 2018, respectively, because these securities would have been anti-dilutive.

11.	BUSINESS DEVELOPMENTS AND OTHER SIGNIFICANT TRANSACTIONS
2019 Divestiture
On May 22, 2019, the Company announced that it entered into an agreement with Omega Healthcare Investors ("Omega") to amend its master lease to terminate operations of ten nursing facilities, totaling approximately 885 skilled nursing beds, located in Kentucky and to concurrently transfer operations to an operator selected by Omega. The transaction is subject to closing conditions, including but not limited to, state licensure and regulatory approval, due diligence and successful sale of the real estate by Omega. Upon the completion of the transaction, Diversicare will no longer operate any skilled nursing centers in the State of Kentucky. The transaction is expected to become effective in the third quarter of 2019. In accordance with ASC 205, these centers will meet the accounting criteria to be reported as discontinued operations during the third quarter of 2019. In accordance with ASC 250, the remaining assets that are expected to be abandoned are being depreciated at an accelerated rate, and will be fully depreciated when the transaction becomes effected.
Quality Incentive Payment Program
The Company recently expanded its participation in QIPP as administered by the Texas Health and Human Services Commission. QIPP provides supplemental Medicaid payments for skilled nursing centers that achieve certain quality measures. The Company previously had one of its Texas skilled nursing centers participating in the QIPP. During April 2019, the Company enrolled an additional eleven of its Texas skilled nursing centers in the program, such that twelve of the Company’s centers will participate in the QIPP effective September 1, 2019. To allow four of these centers to meet the QIPP participation requirements, the Company entered into a transaction with a Texas medical district already participating in the QIPP, providing for the transfer of the provider license from the Company to the medical district. The Company’s operating subsidiary retained the management of the centers on behalf of the medical district.
2018 Assets Sold
On October 30, 2018 the Company entered into an Asset Purchase Agreement (the "Agreement") with Fulton Nursing and Rehabilitation, LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC, Westwood Nursing and Rehabilitation LLC, and Westwood Glasgow Propco (the "Buyers") to sell the assets and transfer the operation of Diversicare of Fulton, LLC, Diversicare of Clinton, LLC and Diversicare of Glasgow, LLC (the "Kentucky Properties"). On December 1, 2018, the Company completed the sale of the Kentucky Properties with the Buyers for a purchase price of $18,700. This transaction did not meet the accounting criteria to be reported as a discontinued operation. The carrying value of these centers' assets was $13,331, resulting in a gain of $4,825, with remaining proceeds for miscellaneous closing costs. The proceeds were used to relieve debt, which is required under the terms of the Company's Amended Mortgage Loan and Amended Revolver. Refer to Note 5, "Long-term Debt, Interest Rate Swap" for more information on this transaction.
2018 New Master Lease Agreement
On October 1, 2018, the Company entered into a New Master Lease Agreement (the "Lease") with Omega Healthcare Investors (the "Lessor") to lease 34 centers currently owned by the Lessor and operated by Diversicare. The old Master Lease with the Lessor provided for its operation of 23 skilled nursing centers in Texas, Kentucky, Alabama, Tennessee, Florida, and Ohio. Additionally, Diversicare operated 11 centers owned by the Lessor under separate leases in Missouri, Kentucky, Indiana, and Ohio. The Lease entered into by Diversicare and the Lessor consolidates the leases for all 34 centers under one New Master Lease. The Lease has an initial term of twelve years with two optional 10-year extensions. The Lease has a common date of annual lease fixed escalators of 2.15% beginning on October 1, 2019.

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
As of June 30, 2019, the Company’s continuing operations consist of 72 nursing centers with 8,214 licensed nursing beds. The Company owns 15 and leases 57 of its nursing centers. Our nursing centers range in size from 48 to 320 licensed nursing beds. The licensed nursing bed count does not include 429 licensed assisted living and residential beds.
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
Improving skilled mix and average Medicare rate:
One of our key performance indicators is skilled mix. Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the three months ended June 30, 2019 and 2018 was 14.3% and 14.8%, respectively.
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
On May 22, 2019, the Company announced that it entered into an agreement with Omega Healthcare Investors to amend its master lease to terminate operations of ten nursing facilities, totaling approximately 885 skilled nursing beds, located in Kentucky and to concurrently transfer operations to an operator selected by Omega. The transaction is subject to closing conditions, including but not limited to, state licensure and regulatory approval, due diligence and successful sale of the real estate by Omega. Upon the completion of the transaction, Diversicare will no longer operate any skilled nursing centers in the State of Kentucky. The transaction is expected to become effective in the third quarter of 2019.
The Company recently expanded its participation in QIPP as administered by the Texas Health and Human Services Commission. QIPP provides supplemental Medicaid payments for skilled nursing centers that achieve certain quality measures. The Company previously had one of its Texas skilled nursing centers participating in the QIPP. During April 2019, the Company enrolled an additional eleven of its Texas skilled nursing centers in the program, such that twelve of the Company’s centers will participate in the QIPP effective September 1, 2019. To allow four of these centers to meet the QIPP participation requirements, the Company entered into a transaction with a Texas medical district already participating in the QIPP, providing for the transfer of the provider license from the Company to the medical district. The Company’s operating subsidiary retained the management of the centers on behalf of the medical district.
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
On October 1, 2018, the Company entered into a New Master Lease Agreement (the "Lease") with Omega Healthcare Investors (the "Lessor") to lease 34 centers currently owned by the Lessor and operated by Diversicare. The old Master Lease with the Lessor provided for its operation of 23 skilled nursing centers in Texas, Kentucky, Alabama, Tennessee, Florida, and Ohio. Additionally, Diversicare operates 11 centers owned by the Lessor under separate leases in Missouri, Kentucky, Indiana, and Ohio. The Lease entered into by Diversicare and the Lessor consolidates the leases for all 34 centers under one New Master Lease. The Lease has an initial term of twelve years with two optional 10 year extensions. The Lease has a common date of annual lease fixed escalators of 2.15% beginning on October 1, 2019.
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

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Medicaid	$64,284	47.5%	$65,603	46.5%	$127,815	47.4%	$129,489	45.9%
Medicare	24,291	17.9%	27,863	19.7%	49,346	18.3%	57,614	20.4%
Managed Care	14,161	10.5%	13,303	9.4%	28,336	10.5%	27,515	9.7%
Private Pay and other	32,634	24.1%	34,313	24.4%	64,226	23.8%	67,749	24.0%
Total	$135,370	100.0%	$141,082	100.0%	$269,723	100.0%	$282,367	100.0%

The following table sets forth average daily skilled nursing census by primary payor source for our continuing operations for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Medicaid	4,462	69.2%	4,645	68.9%	4,443	68.9%	4,617	68.4%
Medicare	625	9.7%	715	10.6%	638	9.9%	749	11.1%
Managed Care	296	4.6%	281	4.2%	302	4.7%	292	4.3%
Private Pay and other	1,068	16.5%	1,105	16.3%	1,065	16.5%	1,093	16.2%
Total	6,451	100.0%	6,746	100.0%	6,448	100.0%	6,751	100.0%
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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of June 30, 2019, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$84,384	$15,412	$68,829	$143	$—
Settlement obligations (2)	2,010	2,010	—	—	—
Operating leases (3)	595,517	58,853	121,114	125,584	289,966
Required capital expenditures under operating leases (4)	24,319	2,516	5,032	5,032	11,739
Total	$706,230	$78,791	$194,975	$130,759	$301,705

(1)
Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our finance lease obligations. Our long-term debt obligations decreased $0.5 million between December 31, 2018 and June 30, 2019. See Note 5, "Long-Term Debt and Interest Rate Swap," to the interim consolidated financial statements included in this report for additional information.

(2)
Settlement obligations relate to professional liability cases that are expected to be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.

(3)
Represents minimum annual lease payments (exclusive of taxes, insurance, and maintenance costs) under our operating lease agreements, which does not include renewals. Our operating lease obligations decreased $29.4 million between December 31, 2018 and June 30, 2019. See Note 6, "Leases," to the interim consolidated financial statements included in this report for additional information.

(4)	Includes annual expenditure requirements under operating leases. Our required capital expenditures decreased $2.2 million between December 31, 2018 and June 30, 2019.
Employment Agreements
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1.7 million as of June 30, 2019. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee.
Civil Investigative Demand
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee DOJ had commenced a civil investigation of potential violations of the FCA.
In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two centers that were subject of the original CID. In connection with this matter, between July 2013 and early February 2016, the Company received three civil investigative demands (a form of subpoena) for documents. The Company has responded to those demands and also provided voluntarily additional information requested by the DOJ. The DOJ has also taken testimony from current and former employees of the Company. In May 2018, the Company learned that a second FCA complaint had been filed in late 2016 relating to the Company’s practices and policies for rehabilitation therapy at some of its facilities. The government’s investigation relates to the Company’s practices and policies for rehabilitation and other services at all of its facilities, for PAEs required by TennCare and for PASRRs required by the Medicare program.
In June, 2019, the Company and the U.S. DOJ reached an agreement in principle on the financial terms of a settlement regarding this investigation in the amount of $9.5 million. The Company has agreed to the settlement in principle in order to avoid the uncertainty and expense of litigation.
See additional description of our contingencies in Note 7 "Commitments and Contingencies" to the interim consolidated financial statements.

Results of Operations
The following tables present the unaudited interim consolidated statements of operations and related data for the three and six month periods ended June 30, 2019 and 2018:

(in thousands)	Three Months Ended June 30,
	2019	2018	Change	%
PATIENT REVENUES, net	$135,370	$141,082	$(5,712)	(4.0)%
EXPENSES:
Operating	108,641	111,440	(2,799)	(2.5)%
Lease and rent expense	15,802	13,725	2,077	15.1%
Professional liability	2,957	3,182	(225)	(7.1)%
Litigation contingency expense	3,100	—	3,100	100.0%
General and administrative	7,594	9,295	(1,701)	(18.3)%
Depreciation and amortization	3,002	2,847	155	5.4%
Total expenses	141,096	140,489	607	0.4%
OPERATING INCOME (LOSS)	(5,726)	593	(6,319)	N/M
OTHER INCOME (EXPENSE):
Gain on sale of investment in unconsolidated affiliate	—	308	(308)	(100.0)%
Other income	45	28	17	60.7%
Interest expense, net	(1,556)	(1,661)	105	6.3%
Total other expenses	(1,511)	(1,325)	(186)	(14.0)%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(7,237)	(732)	(6,505)	N/M
BENEFIT (PROVISION)FOR INCOME TAXES	(17,351)	425	(17,776)	N/M
LOSS FROM CONTINUING OPERATIONS	$(24,588)	$(307)	$(24,281)	N/M

(in thousands)	Six Months Ended June 30,
	2019	2018	Change	%
PATIENT REVENUES, net	$269,723	$282,367	$(12,644)	(4.5)%
EXPENSES:
Operating	216,754	223,718	(6,964)	(3.1)%
Lease and rent expense	31,606	27,438	4,168	15.2%
Professional liability	6,378	5,957	421	7.1%
Litigation contingency expense	3,100	—	3,100	100.0%
General and administrative	15,107	17,434	(2,327)	(13.3)%
Depreciation and amortization	5,496	5,728	(232)	(4.1)%
Total expenses	278,441	280,275	(1,834)	(0.7)%
OPERATING INCOME (LOSS)	(8,718)	2,092	(10,810)	N/M
OTHER INCOME (EXPENSE):
Gain on sale of investment in unconsolidated affiliate	—	308	(308)	(100.0)%
Other income	205	79	126	100.0%
Interest expense, net	(3,016)	(3,330)	314	9.4%
Total other expenses	(2,811)	(2,943)	132	4.5%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,529)	(851)	(10,678)	N/M
BENEFIT (PROVISION) FOR INCOME TAXES	(16,396)	463	(16,859)	N/M
LOSS FROM CONTINUING OPERATIONS	$(27,925)	$(388)	$(27,537)	N/M
N/M = Not Meaningful

Percentage of Net Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Operating	80.3	79.0	80.4	79.2
Lease and rent expense	11.7	9.7	11.7	9.7
Professional liability	2.2	2.3	2.4	2.1
Litigation contingency expense	2.3	—	1.1	—
General and administrative	5.6	6.6	5.6	6.2
Depreciation and amortization	2.2	2.0	2.0	2.0
Total expenses	104.3	99.6	103.2	99.2
OPERATING INCOME (LOSS)	(4.3)	0.4	(3.2)	0.8
OTHER INCOME (EXPENSE):
Gain on sale of investment in unconsolidated affiliate	—	0.2	—	0.1
Other income	—	—	0.1	—
Interest expense, net	(1.0)	(1.1)	(1.1)	(1.2)
Total other expenses	(1.0)	(0.9)	(1.0)	(1.1)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(5.3)	(0.5)	(4.3)	(0.3)
BENEFIT (PROVISION) FOR INCOME TAXES	(12.8)	0.3	(6.1)	0.2
LOSS FROM CONTINUING OPERATIONS	(18.1)%	(0.2)%	(10.4)%	(0.1)%

Three Months Ended June 30, 2019 Compared To Three Months Ended June 30, 2018
Patient Revenues
Patient revenues were $135.4 million and $141.1 million for the three months ended June 30, 2019 and 2018, respectively, a decrease of $5.7 million. The following summarizes the revenue fluctuations attributable to changes in our portfolio (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Same-store revenue	$135,370	$136,544	$(1,174)
2018 disposition revenue	—	4,538	(4,538)
Total revenue	$135,370	$141,082	$(5,712)
The three Kentucky centers we sold in December 2018 contributed $4.5 million of the $5.7 million decreases in patient revenues. Our same-store patient revenues decreased by $1.2 million. Our average Medicaid rate per patient day for the second quarter of 2019 increased compared to the second quarter of 2018, resulting in an increase in revenue of $1.6 million, or 2.1%. Our Hospice and Managed Care average daily census for the second quarter of 2019 increased 14.2% and 7.6%, respectively, resulting in $1.0 million and $0.8 million in additional revenue, respectively. Conversely, our Medicare, Medicaid and Private average daily census for the second quarter of 2019 decreased 9.6%, 0.6% and 13.3%, respectively, resulting in revenue losses of $2.7 million, $0.4 million and $1.4 million, respectively.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended June 30,
	2019	2018
Skilled nursing occupancy	78.5%	79.8%
As a percent of total census:
Medicare census	9.7%	10.6%
Medicaid census	69.2%	68.9%
Managed Care census	4.6%	4.2%
As a percent of total revenues:
Medicare revenues	17.9%	19.7%
Medicaid revenues	47.5%	46.5%
Managed Care revenues	10.5%	9.4%
Average rate per day:
Medicare	$458.33	$455.29
Medicaid	$181.42	$177.58
Managed Care	$393.81	$397.49

Operating Expense
Operating expense decreased in the second quarter of 2019 to $108.6 million from $111.4 million in the second quarter of 2018, a decrease of $2.8 million. Operating expense increased as a percentage of revenue at 80.3% for the second quarter of 2019 as compared to 79.0% for the second quarter of 2018. The following table summarizes the expense increases attributable to changes in our portfolio (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Same-store operating expense	$108,447	$107,850	$597
2018 disposition operating expenses	194	3,590	(3,396)
Total expense	$108,641	$111,440	$(2,799)
The three Kentucky centers we sold in December 2018 reduced operating expenses by $3.4 million. Our same-store operating expenses increased by $0.6 million, which is mostly attributable to increases in health insurance costs of $1.5 million in the second quarter of 2019 compared to the second quarter of 2018. This was partially offset by decreases in nursing and ancillary expenses and maintenance and utility costs of $0.8 million and $0.2 million, respectively, in the second quarter of 2019 compared to the second quarter of 2018.
One of the largest components of operating expenses is wages, which decreased from $67.8 million in the second quarter of 2018, to $65.2 million during the second quarter of 2019.
Lease Expense
Lease expense in the second quarter of 2019 increased to $15.8 million as compared to $13.7 million in the second quarter of 2018. The increase in lease expense was due to rent increases resulting from the new master lease agreement with Omega Healthcare Investors and the impact of non-cash straight-line rent expense.
Professional Liability
Professional liability expense was $3.0 million and $3.2 million in the second quarters of 2019 and 2018, respectively. Our cash expenditures for professional liability costs of continuing operations were $1.7 million for the second quarters of 2019 and 2018. Professional liability expense fluctuates based on the results of our third-party professional liability actuarial studies and cash expenditures are incurred to defend and settle existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
Litigation contingency expense
In June, 2019, the Company and the U.S. Department of Justice reached an agreement in principle on the financial terms of a settlement regarding a civil investigative demand. In anticipation of the execution of final agreements and payment of a settlement amount of $9.5 million, we recorded an additional loss contingency expense of $3.1 million in the second quarter of 2019 to increase our previously estimated and recorded liability related to this investigation. The Company denies any wrong doing and is prepared to vigorously defend its actions. Refer to Note 7 to the interim consolidated financial statements for further discussion.
General and Administrative Expense
General and administrative expense was $7.6 million in the second quarter of 2019 as compared to $9.3 million in the second quarter of 2018. General and administrative expense decreased as a percentage of revenue to 5.6% in the second quarter of 2019 from 6.6% in the second quarter of 2018. The decrease in general and administrative expense is mainly attributable to $1.2 million of executive severance expense in the second quarter of 2018. The remaining change is due to a decrease in salaries and related taxes of $0.7 million in the second quarter of 2019 as compared to the second quarter of 2018.
Depreciation and Amortization
Depreciation and amortization expense was $3.0 million in the second quarter of 2019 as compared to $2.8 million in the second quarter of 2018. The increase in depreciation expense relates to the acceleration of depreciation for the leasehold improvements in Kentucky, which are expected to be abandoned in the third quarter of 2019. See Note 10, "Business Developments and Other Significant Transactions" to the interim consolidated financial statements.
Interest Expense, Net
Interest expense was $1.6 million in the second quarter of 2019 and $1.7 million in the second quarter of 2018. The decrease of $0.1 million is due to a decrease in the outstanding borrowings on our loan facilities.

Income Tax Benefit (Provision)
The Company recorded an income tax provision of $17.4 million during the second quarter of 2019 and an income tax benefit of $0.4 million during the second quarter of 2018. The increase in income tax expense is attributable to a non-cash charge for a valuation allowance recognized against our deferred tax assets in the amount of $20.0 million in the second quarter of 2019.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss of $7.2 million before income taxes for the second quarter of 2019 as compared to a loss of $0.7 million for the second quarter of 2018. Both basic and diluted loss per common share from continuing operations were $3.80 for the second quarter of 2019 as compared to both basic and diluted loss per common share from continuing operations of $0.05 in the second quarter of 2018.

Six Months Ended June 30, 2019 Compared To Six Months Ended June 30, 2018
Patient Revenues
Patient revenues were $269.7 million and $282.4 million for the six months ended June 30, 2019 and 2018, respectively, a decrease of $12.6 million. The following summarizes the revenue fluctuations attributable to changes in our portfolio (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Same-store revenue	$269,723	$273,115	$(3,392)
2018 disposition revenue	—	9,252	$(9,252)
Total revenue	$269,723	$282,367	$(12,644)
The three Kentucky centers we sold in December 2018 contributed $9.3 million of the $12.6 million patient revenues decrease. Our same-store patient revenues decreased by $3.4 million. Our average Medicaid and Medicare rates per patient day for the for the six months ended June 30, 2019 increased compared to the six months ended June 30, 2018, resulting in increases in revenue of $3.3 million and $0.3 million, respectively, or 2.3% and 0.4%, respectively. Our Hospice and Managed Care average daily census for the six months ended June 30, 2019 increased 15.0% and 4.9%, respectively, resulting in $2.1 million and $1.0 million in additional revenue, respectively. Conversely, our Medicare, Medicaid and Private average daily census for the six months ended June 30, 2019 decreased 11.6%, 0.4% and 11.9%, respectively, resulting in revenue losses of $6.9 million, $0.5 million and $2.6 million, respectively.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Six Months Ended June 30,
	2019	2018
Skilled nursing occupancy	78.5%	79.8%
As a percent of total census:
Medicare census	9.9%	11.1%
Medicaid census	68.9%	68.4%
Managed Care census	4.7%	4.3%
As a percent of total revenues:
Medicare revenues	18.3%	20.4%
Medicaid revenues	47.4%	45.9%
Managed Care revenues	10.5%	9.7%
Average rate per day:
Medicare	$457.70	$455.51
Medicaid	$181.28	$177.19
Managed Care	$394.19	$394.64

Operating Expense
Operating expense decreased for the six months ended June 30, 2019 to $216.8 million from $223.7 million for the six months ended June 30, 2018, a decrease of $7.0 million. Operating expense increased as a percentage of revenue at 80.4% for the six months ended June 30, 2019 as compared to 79.2% for the six months ended June 30, 2018. The following table summarizes the expense increases attributable to changes in our portfolio (in thousands):

	Six Months Ended June 30,
	2019	2018	Change
Same-store operating expense	$216,511	$216,903	$(392)
2018 disposition operating expenses	243	6,815	(6,572)
Total expense	$216,754	$223,718	$(6,964)
The three Kentucky centers we sold in December 2018 contributed $6.6 million of the $7.0 million operating expense decrease. Our same-store operating expenses decreased by $0.4 million, which is mostly attributable to decreases in nursing and ancillary costs, salaries and related taxes and maintenance and utility expense of $1.3 million, $0.6 million and $0.4 million, respectively, for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. This was offset by increases in health insurance costs of $2.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018.
One of the largest components of operating expenses is wages, which decreased from $134.9 million for the six months ended June 30, 2018 to $130.3 million for the six months ended June 30, 2019.
Lease Expense
Lease expense for the six months ended June 30, 2019 increased to $31.6 million as compared to $27.4 million for the six months ended June 30, 2018. The increase in lease expense was due to rent increases resulting from the new master lease agreement with Omega Healthcare Investors and the impact of non-cash straight-line rent expense.
Professional Liability
Professional liability expense was $6.4 million and $6.0 million for the six months ended June 30, 2019 and 2018, respectively. Our cash expenditures for professional liability costs of continuing operations were $3.6 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively. Professional liability expense fluctuates based on the results of our third-party professional liability actuarial studies, and cash expenditures are incurred to defend and settle existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
Litigation contingency expense
In June, 2019, the Company and the U.S. Department of Justice reached an agreement in principle on the financial terms of a settlement regarding a civil investigative demand. In anticipation of the execution of final agreements and payment of a settlement amount of $9.5 million, we recorded a contingent liability related to the DOJ investigation of $3.1 million during the six months ended June 30, 2019 to increase our previously estimated and recorded liability related to this investigation. The Company denies any wrong doing and is prepared to vigorously defend its actions. Refer to Note 7 to the interim consolidated financial statements for further discussion.
General and Administrative Expense
General and administrative expense was $15.1 million for the six months ended June 30, 2019 as compared to $17.4 million for the second quarter of 2018. General and administrative expense decreased as a percentage of revenue to 5.6% for the six months ended June 30, 2019 from 6.2% for the six months ended June 30, 2018. The decrease in general and administrative expense is mainly attributable $1.2 million of executive severance expense for the six months ended June 30, 2018. The remaining change is due to a decrease in salaries and related taxes of $1.4 million for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018.
Depreciation and Amortization
Depreciation and amortization expense was $5.5 million for the six months ended June 30, 2019 as compared to $5.7 million for the six months ended June 30, 2018. The decrease in depreciation expense relates to the dispositions of Fulton, Clinton and Glasgow in the fourth quarter of 2018. See Note 10, "Business Developments and Other Significant Transactions" to the interim consolidated financial statements.
Interest Expense, Net
Interest expense was $3.0 million for the six months ended June 30, 2019 and $3.3 million for the six months ended June 30, 2018. The decrease of $0.3 million is due to a decrease in the outstanding borrowings on our loan facilities.

Income Tax Benefit (Provision)
The Company recorded an income tax provision of $16.4 million during the six months ended June 30, 2019 and an income tax benefit of $0.5 million during the six months ended June 30, 2018. The increase in income tax expense is attributable to a non-cash valuation allowance recognized against our deferred tax assets in the amount of $20.0 million during the six months ended June 30, 2019.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss of $11.5 million before income taxes for the six months ended June 30, 2019 as compared to a loss of $0.9 million for the six months ended June 30, 2018. Both basic and diluted loss per common share from continuing operations were $4.33 for the six months ended June 30, 2019 as compared to both basic and diluted loss per common share from continuing operations of $0.06 for the six months ended June 30, 2018.
Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the net cash flow provided by the operating activities of our centers and draws on our revolving credit facility. We believe that these internally generated cash flows will be adequate to service existing debt obligations and fund required capital expenditures. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit us over the long-term. Options for our use of cash include, but are not limited to, capital improvements, purchase of additional shares of our common stock, acquisitions, payment of existing debt obligations as well as initiatives to improve nursing center performance. We review these potential uses and align them to our cash flows with a goal of achieving long-term success.
Net cash used in operating activities of continuing operations totaled $0.8 million for the six months ended June 30, 2019, compared to net cash provided by operating activities of continuing operations of $6.6 million in the same period of 2018. The primary driver of the decrease in cash provided by operating activities from continuing operations is due to our net loss of $27.9 million for the six months ended June 30, 2019, compared to net loss of $0.4 million in the same period of 2018. The net loss includes a $20.0 million non-cash charge to record a valuation allowance against our deferred tax assets, additional loss contingency expense of $3.1 million, and $3.5 million of additional rent expense from the straight-line impact of the new Omega master lease, which commenced in the fourth quarter 2018.
Our cash expenditures related to professional liability claims of continuing operations were $3.6 million and $2.8 million for the six months ended June 30, 2019 and 2018, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our inability to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $2.5 million and $3.6 million for the three months ended in 2019 and 2018, respectively. The cash used for investing activities relates to the purchase of property and equipment at the centers we operate.
Financing activities of continuing operations provided cash of $3.6 million and used cash of $2.1 million for the six months ended June 30, 2019 and 2018, respectively. The increase is primarily due to the additional draws on the Company's revolving credit facility, which was partially offset by the dividend and preferred stock payments in 2018.
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
As of June 30, 2019, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $26.1 million. Our calculation of this estimated liability is based on the Company's best estimate of the likelihood of adverse judgments with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of June 30, 2019, we had $78.6 million of outstanding long-term debt and finance lease obligations. The $78.6 million total includes $0.9 million in finance lease obligations and $17.5 million currently outstanding on the revolving credit facility. The balance of the long-term debt is comprised of $60.1 million owed on our mortgage loan, which includes $50.7 million on the term loan facility and $9.4 million on the acquisition loan facility.
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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72.5 million with a five-year maturity through February 26, 2021, and a $27.5 million Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30.0 million. As of June 30, 2019, the interest rate related to the Amended Mortgage Loan was 6.50%. The Amended Mortgage Loan is secured by fifteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
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
Effective May 13, 2019, the Company entered into a Fifth Amendment (the “Fifth Term Amendment”) to amend the Amended Mortgage Loan to release the operators of three of the QIPP centers in Texas from the Amended Mortgage Loan and a Seventh Amendment (the “Seventh Revolver Amendment”) to amend the Amended Revolver to remove the operators of all four of the QIPP centers in Texas from the Amended Revolver and to permanently reduce the amount available under the Amended Revolver by $2.0 million. At the same time, the operators of these four facilities entered into a separate revolving loan with the same syndicate of banks to provide for the temporary working capital requirements of the four QIPP centers. The affiliated revolver, which is guaranteed by the Company, has an initial capacity of $5.0 million, which amount is reduced by $1.0 million on each of January 1, 2020, April 1, 2020 and July 1, 2020. The affiliated revolver has the same maturity date as the Amended Revolver and the Amended Mortgage Loan of February 26, 2021. The affiliated revolver is cross-defaulted with the Amended Revolver and the Amended Mortgage Loan. For further discussion of the QIPP centers in Texas, refer to Note 10, "Business Development and Other Significant Transactions." As of June 30, 2019, the Company had zero borrowings outstanding under the affiliated revolver.
As of June 30, 2019, the Company had $17.5 million borrowings outstanding under the Amended Revolver compared to $15.0 million outstanding as of December 31, 2018. The interest rate related to the Amended Revolver was 6.50% as of June 30, 2019. The outstanding borrowings on the revolver were used primarily for temporary working capital requirements. Annual fees for letters of credit issued under the Amended Revolver are 3.00% of the amount outstanding. The Company has four letters of credit with a total value of $13.6 million outstanding as of June 30, 2019. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $36.7 million, the balance available for borrowing under the Amended Revolver and affiliated revolver was $5.6 million at June 30, 2019.
Our lending agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. We are in compliance with all such covenants at June 30, 2019.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at June 30, 2019
Credit Facility:
Minimum fixed charge coverage ratio	1.01:1.00	1.02:1.00
Minimum adjusted EBITDA	$13.0 million	$15.2 million
Current ratio (as defined in agreement)	1.00:1.00	1.28:1.00
Affiliated Revolver:
Minimum fixed charge coverage ratio	1.00:1.00	1.20:1.00
Minimum adjusted EBITDA	$0.825 million	$0.853 million
Mortgaged Centers:
EBITDAR	$10.0 million	$14.5 million
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
Off-Balance Sheet Arrangements
We have four letters of credit outstanding with an aggregate value of approximately $13.6 million as of June 30, 2019. The letters of credit serve as a security deposits for certain center leases. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of June 30, 2019, we had outstanding borrowings of approximately $77.6 million, $50.4 million of which was subject to variable interest rates. In connection with our February 2016 financing agreement, we entered into an interest rate swap with an initial notional amount of $30.0 million to mitigate the floating interest rate risk of a portion of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.5 million annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2019. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
We completed certain changes to our accounting processes related to our implementation of Topic 842, which was adopted on January 1, 2019. We updated our control activities for the adoption of the new accounting standard and the new accounting processes and methodologies established to evaluate leases and service agreements under Topic 842.
Other than the items described above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2019, we are engaged in 83 professional liability lawsuits. Twenty-two lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee had commenced a civil investigation of potential violations of the FCA.
In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two centers that were subject of the original CID. In connection with this matter, between July 2013 and early February 2016, the Company received three civil investigative demands (a form of subpoena) for documents. The Company has responded to those demands and also provided voluntarily additional information requested by the DOJ. The DOJ has also taken testimony from current and former employees of the Company. In May 2018, the Company learned that a second FCA complaint had been filed in late 2016 relating to the Company’s practices and policies for rehabilitation therapy at some of its facilities. The government’s investigation relates to the Company’s practices and policies for rehabilitation and other services at all of its facilities, for PAEs required by TennCare and for PASRRs required by the Medicare program.
In June, 2019, the Company and the U.S. Department of Justice reached an agreement in principle on the financial terms of a settlement regarding this investigation. The Company has agreed to the settlement in principle in order to avoid the uncertainty and expense of litigation.
Based on the agreement in principle and in anticipation of the execution of final agreements and payment of a settlement amount of $9.5 million (the “Settlement Amount”) the Company recorded an additional loss contingency expense in the amount of $3.1 million in the second quarter of 2019, to increase its previously estimated and recorded liability related to this investigation, of which $500,000 has been recorded as a current liability. The Company expects to remit the Settlement Amount to the government over a period of five (5) years, once the settlement has been fully documented and executed, and further expects the settlement to require a contingent payment in the event the Company sells any of its owned facilities during the five year payment period and a payment of attorneys' fees to relator's counsel.
The agreement in principle is subject to negotiation, completion and execution of appropriate implementing agreements, including a settlement agreement and a corporate integrity agreement, which are expected to be finalized in the second half of 2019, and the final approval of the respective parties. There can be no assurance that the Company will enter into a final settlement agreement with the DOJ. The Company denies any wrong doing and is prepared to vigorously defend its actions if a settlement is not reached.
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

ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results. We are including the following revised risk factors, which update and supersede the corresponding risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018, and which should be read in conjunction with our description of risk factors in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December31, 2018:
Changes to federal and state income tax laws and regulations as well as accounting guidance could adversely affect our position on income taxes, estimated income liabilities and deferred tax assets.
We are subject to both state and federal income taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives. On December 22, 2017, a law commonly known as the Tax Cuts and Jobs Act ("Tax Act") was enacted in the United States. Among other things, the Tax Act reduces the U.S. corporate income tax rate to 21 percent, which could result in changes in the valuation of our deferred tax asset and liabilities.
Accounting guidance requires that deferred tax assets be reduced by a valuation allowance, when it is more likely than not that a tax benefit will not be realized. As of June 30, 2019, we had net deferred tax assets of approximately $20.0 million, against which we have applied a full valuation allowance. We continually assess the realizability of our deferred tax assets. Any such change in valuation could have a material impact on our income tax expense and net deferred tax assets.

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
Our common stock may be delisted from the Nasdaq Capital Market, which may make it more difficult for you to sell your shares.
We are required to meet certain financial criteria in order to maintain our listing on the Nasdaq Capital Market (“Nasdaq”). One such requirement is that we maintain a Market Value of Listed Securities (“MVLS”) of at least $35 million. On December 19, 2018, we received a notification letter from the Nasdaq Listing Qualifications Department indicating that the MVLS of our common stock had been below $35 million for the last 30 consecutive business days. In accordance with Nasdaq Listing Rules 5810(c)(3)(C), the Company was provided a period of 180 calendar days, or until June 17, 2019, in which to regain compliance with the requirement. In order to have regained compliance with the MVLS requirement, the Company must have maintained a MVLS of at least $35 million for a minimum of ten consecutive business days during this 180-day period. However, we were unable to regain compliance with this requirement by June 17, 2019. On June 18, 2019, we received written notification from Nasdaq that our common stock would be delisted from Nasdaq effective June 28, 2019. We requested a hearing before the Nasdaq Hearings Panel (the “Panel”), which is scheduled for August 22, 2019.
There can be no assurance that the Panel will grant the Company’s request for continued listing. Under Nasdaq rules, the delisting of the Company’s common stock will be stayed during the pendency of the appeal and during such time, the Company’s common stock will continue to be listed on Nasdaq. There can be no assurance that the Company will be successful in maintaining its listing of the Common Stock on Nasdaq.
Delisting from Nasdaq may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence, the loss of institutional investor interest business development opportunities.
If we are delisted from Nasdaq, the trading of our common stock would most likely take place on an over-the-counter market established for unlisted securities, such as the OTCQX or the Pink Market maintained by OTC Markets Group Inc. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-

counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock would be subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. For these reasons and others, delisting could adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees, to raise capital, and execute on a strategic alternative.
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

10.1	Seventh Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated May 13, 2019.

10.2	Fifth Amendment to Second Amended and Restated Term Loan and Security Agreement dated May 13, 2019.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversicare Healthcare Services, Inc.

August 5, 2019

	By:	/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
President and Chief Executive Officer, Principal Executive Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ Kerry D. Massey
Kerry D. Massey
Executive Vice President and Chief Financial Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant