Form 10-Q
period 2019-09-30
Diversicare Healthcare Services, Inc.
filed 2019-10-31
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2019
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
(615) 771-7575
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value per share	DVCR	OTCQX
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,675,161
(Outstanding shares of the issuer’s common stock as of October 28, 2019)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
CURRENT ASSETS:
Cash and cash equivalents	$3,940	$2,685
Receivables	62,036	66,257
Self-insurance receivables, current portion	1,672	4,475
Other receivables	1,849	1,191
Prepaid expenses and other current assets	4,278	4,659
Income tax refundable	778	1,115
Current assets of discontinued operations	—	155
Total current assets	74,553	80,537
PROPERTY AND EQUIPMENT, at cost	131,326	127,644
Less accumulated depreciation and amortization	(82,878)	(76,801)
Property and equipment, net	48,448	50,843
OTHER ASSETS:
Deferred income taxes, net	—	15,851
Deferred leasehold costs	—	206
Operating lease right-of-use assets	316,626	—
Acquired leasehold interest, net	5,869	6,307
Other noncurrent assets	3,644	3,244
Noncurrent assets of discontinued operations	—	2,256
Total other assets	326,139	27,864
	$449,140	$159,244
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(continued)

	September 30, 2019	December 31, 2018
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and finance lease obligations, net	$12,333	$12,449
Trade accounts payable	14,401	15,659
Current liabilities of discontinued operations	—	86
Current portion of operating lease liabilities	22,986	—
Accrued expenses:
Payroll and employee benefits	16,969	19,471
Self-insurance reserves, current portion	12,235	13,158
Other current liabilities	11,468	9,522
Total current liabilities	90,392	70,345
NONCURRENT LIABILITIES:
Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	63,167	60,984
Operating lease liabilities, less current portion	301,905	—
Self-insurance reserves, noncurrent portion	17,007	16,057
Litigation contingency, less current portion	9,000	6,400
Other noncurrent liabilities	1,497	6,656
Total noncurrent liabilities	392,576	90,097
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT:
Common stock, authorized 20,000 shares, $.01 par value, 6,907 and 6,751 shares issued, and 6,675 and 6,519 shares outstanding, respectively	69	68
Treasury stock at cost, 232 shares of common stock	(2,500)	(2,500)
Paid-in capital	23,883	23,413
Accumulated deficit	(55,832)	(23,016)
Accumulated other comprehensive income	552	837
Total shareholders’ deficit	(33,828)	(1,198)
	$449,140	$159,244
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,
	2019	2018
PATIENT REVENUES, net	$118,630	$119,035
EXPENSES:
Operating	95,591	95,768
Lease and rent expense	13,251	12,060
Professional liability	1,737	1,604
Litigation contingency expense (Note 7)	—	6,400
General and administrative	6,902	6,873
Depreciation and amortization	2,279	2,662
Total expenses	119,760	125,367
OPERATING LOSS	(1,130)	(6,332)
OTHER INCOME (EXPENSE):
Other income	25	—
Interest expense, net	(1,554)	(1,382)
Total other expense	(1,529)	(1,382)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,659)	(7,714)
BENEFIT FOR INCOME TAXES	741	252
LOSS FROM CONTINUING OPERATIONS	(1,918)	(7,462)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of tax provision of $459 and $45, respectively	(3,689)	65
Gain on lease modification, net of tax	733	—
Income (loss) from discontinued operations	(2,956)	65
NET LOSS	$(4,874)	$(7,397)
NET LOSS PER COMMON SHARE:
Per common share – basic
Continuing operations	$(0.30)	$(1.17)
Discontinued operations	(0.45)	0.01
	$(0.75)	$(1.16)
Per common share – diluted
Continuing operations	$(0.30)	$(1.17)
Discontinued operations	(0.45)	0.01
	$(0.75)	$(1.16)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$—	$0.055
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,470	6,400
Diluted	6,470	6,400

The accompanying notes are an integral part of these interim consolidated financial statements.
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended September 30,
	2019	2018
NET LOSS	$(4,874)	$(7,397)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge, net of tax	(37)	46
Total other comprehensive income (loss)	(37)	46
COMPREHENSIVE LOSS	$(4,911)	$(7,351)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Nine Months Ended September 30,
	2019	2018
PATIENT REVENUES, net	$354,145	$357,406
EXPENSES:
Operating	284,643	284,823
Lease and rent expense	39,480	36,105
Professional liability	5,182	4,898
Litigation contingency expense (Note 7)	3,100	6,400
General and administrative	21,267	23,046
Depreciation and amortization	6,812	7,686
Total expenses	360,484	362,958
OPERATING LOSS	(6,339)	(5,552)
OTHER INCOME (EXPENSE):
Gain on sale of investment in unconsolidated affiliate	—	308
Other income	207	113
Interest expense, net	(4,424)	(4,147)
Total other expense	(4,217)	(3,726)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,556)	(9,278)
BENEFIT (PROVISION) FOR INCOME TAXES	(15,544)	903
LOSS FROM CONTINUING OPERATIONS	(26,100)	(8,375)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of tax provision of $570 and $222, respectively	(7,449)	564
Gain on lease modification, net of tax	733	—
Income (loss) from discontinued operations	(6,716)	564
NET LOSS	$(32,816)	$(7,811)
NET LOSS PER COMMON SHARE:
Per common share – basic
Continuing operations	$(4.04)	$(1.32)
Discontinued operations	(1.04)	0.09
	$(5.08)	$(1.23)
Per common share – diluted
Continuing operations	$(4.04)	$(1.32)
Discontinued operations	(1.04)	0.09
	$(5.08)	$(1.23)
COMMON STOCK DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$—	$0.17
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,455	6,362
Diluted	6,455	6,362

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Nine Months Ended September 30,
	2019	2018
NET LOSS	$(32,816)	$(7,811)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge, net of tax	(285)	501
Less: reclassification adjustment for amounts recognized in net income	—	(151)
Total other comprehensive income (loss)	(285)	350
COMPREHENSIVE LOSS	$(33,101)	$(7,461)

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

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands and unaudited)
(continued)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity(Deficit)
	Shares Issued	Amount	Shares	Amount

BALANCE, MARCH 31, 2019	6,914	$69	232	$(2,500)	$23,594	$(26,362)	$774	$(4,425)
Net loss	—	—	—	—	—	(24,596)	—	(24,596)
Issuance/redemption of equity grants, net	(3)	—	—	—	—	—	—	—
Interest rate cash flow hedge	—	—	—	—	—	—	(185)	(185)
Stock-based compensation	—	—	—	—	144	—	—	144
BALANCE, JUNE 30, 2019	6,911	$69	232	$(2,500)	$23,738	$(50,958)	$589	$(29,062)
Net loss	—	—	—	—	—	(4,874)	—	(4,874)
Issuance/redemption of equity grants, net	(4)	—	—	—	—	—	—	—
Interest rate cash flow hedge	—	—	—	—	—	—	(37)	(37)
Stock-based compensation	—	—	—	—	145	—	—	145
BALANCE, SEPTEMBER 30, 2019	6,907	$69	232	$(2,500)	$23,883	$(55,832)	$552	$(33,828)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,816)	$(7,811)
Discontinued operations	(6,716)	564
Loss from continuing operations	(26,100)	(8,375)
Adjustments to reconcile loss from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	6,812	7,686
Deferred income tax provision (benefit)	15,851	(829)
Provision for self-insured professional liability, net of cash payments	4,682	2,224
Litigation contingency expense	3,100	6,400
Stock-based and deferred compensation	429	947
Gain on sale of unconsolidated affiliate	—	(308)
Provision (benefit) for leases in excess of cash payments	3,768	(1,363)
Other	643	251
Changes in assets and liabilities affecting operating activities:
Receivables, net	7,024	(2,134)
Prepaid expenses and other assets	(4,071)	(2,379)
Trade accounts payable and accrued expenses	(3,451)	2,391
Net cash provided by continuing operations	8,687	4,511
Discontinued operations	(5,130)	1,153
Net cash provided by operating activities	3,557	5,664
NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,745)	(4,689)
Proceeds from sale of unconsolidated affiliate	—	308
Net cash used in continuing operations	(3,745)	(4,381)
Discontinued operations	6	(1,275)
Net cash used in investing activities	(3,739)	(5,656)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt and finance lease obligations	(6,867)	(15,330)
Proceeds from issuance of debt	8,477	17,203
Financing costs	(215)	(137)
Issuance and redemption of employee equity awards, net	42	(219)
Payment of common stock dividends	—	(1,053)
Payment for preferred stock restructuring	—	(508)
Net cash provided by (used in) continuing operations	1,437	(44)
Discontinued operations	—	—
Net cash provided by (used in) financing activities	$1,437	$(44)
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Nine Months Ended September 30,
	2019	2018
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	$1,255	$(36)
CASH AND CASH EQUIVALENTS, beginning of period	2,685	3,524
CASH AND CASH EQUIVALENTS, end of period	$3,940	$3,488
SUPPLEMENTAL INFORMATION:
Cash payments of interest	$4,100	$4,511
Cash payments of income taxes	$241	$474
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Acquisition of equipment through finance leases	$234	$203
Acquisition of operating leases though adoption of ASC 842	$389,403	$—
Lease modification	$(48,877)	$—
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2019 AND 2018
(Dollars and shares in thousands, except per share data)
(Unaudited)

1.	BUSINESS
Diversicare Healthcare Services, Inc. (together with its subsidiaries, “Diversicare” or the “Company”) provides long-term care services to nursing center patients in nine states, primarily in the Southeast, Midwest, and Southwest. The Company’s centers provide a range of health care services to their patients and residents that include nursing, personal care, and social services. Additionally, the Company’s nursing centers also offer a variety of comprehensive rehabilitation services, as well as nutritional support services. The Company's continuing operations include centers in Alabama, Florida, Indiana, Kansas, Mississippi, Missouri, Ohio, Tennessee, and Texas.
As of September 30, 2019, the Company’s continuing operations consist of 62 nursing centers with 7,329 licensed nursing beds. The Company owns 15 and leases 47 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted and residential living beds. On August 30, 2019, the Company terminated operations of ten centers in Kentucky, which included 885 licensed nursing beds.

2.	CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and nine month periods ended September 30, 2019 and 2018, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2019, and the results of operations, and changes in shareholders' deficit for the three and nine month periods ended September 30, 2019 and 2018, and cash flows for the nine month period ended September 30, 2019 and 2018. The Company’s balance sheet information at December 31, 2018, was derived from its audited consolidated financial statements as of December 31, 2018.
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
The results of operations for the periods ended September 30, 2019 and 2018 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Discontinued Operations
On December 1, 2018, the Company sold three Kentucky properties for a purchase price of $18.7 million, which are collectively referred to as the "Kentucky Properties." On August 30, 2019, the Company terminated operations of ten centers in Kentucky and concurrently transferred operations to a new operator. These ten centers are collectively referred to as the "Kentucky Centers." The sale of the Kentucky Properties and the termination of operations at the Kentucky Centers are referred to collectively as the "Kentucky Exit." As a result of the Kentucky Exit, the Company no longer operates any skilled nursing centers in the State of Kentucky. The Company's exit from the state represents a strategic shift that has (or will have) a major effect on the Company's financial position, results of operations and cash flows. In accordance with ASC 205, the Company's discontinued operating results have been reclassified on the face of the financial statements and footnotes for all periods presented to reflect the discontinued status of these operations. Refer to Note 12, "Discontinued Operations" for more information.

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
Disaggregation of Revenue and Accounts Receivable
The following table summarizes revenue from contracts with customers by payor source from continuing operations for the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,
	2019		2018
Medicaid	$57,191	48.2%	$55,910	47.0%
Medicare	19,274	16.2%	20,318	17.1%
Managed Care	11,794	9.9%	11,248	9.4%
Private Pay and other	30,371	25.7%	31,559	26.5%
Total	$118,630	100.0%	$119,035	100.0%

	Nine Months Ended September 30,
	2019		2018
Medicaid	$164,815	46.5%	$159,706	44.7%
Medicare	59,211	16.7%	64,713	18.1%
Managed Care	37,911	10.7%	36,748	10.3%
Private Pay and other	92,208	26.1%	96,239	26.9%
Total	$354,145	100.0%	$357,406	100.0%

Accounts receivable from continuing operations as of September 30, 2019 and December 31, 2018 are summarized in the following table:

	September 30	December 31,
	2019	2018
Medicaid	$25,366	$27,532
Medicare	10,686	15,706
Managed Care	8,376	8,126
Private Pay and other	17,608	14,893
Total accounts receivable	$62,036	$66,257

5.	LONG-TERM DEBT AND INTEREST RATE SWAP
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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original principal balance of $72,500 with a five-year maturity through February 26, 2021, and a $27,500 Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30,000. The Amended Mortgage Loan balance was $59,645 as of September 30, 2019, consisting of $50,245 on the term loan facility with an interest rate of 6.00% and $9,400 on the acquisition loan facility with an interest rate of 6.75%. The Amended Mortgage Loan is secured by fifteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
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
Effective December 1, 2018, the Company entered into the Sixth Amendment ("Sixth Revolver Amendment") to amend the Amended Revolver. The Sixth Amendment decreased the Amended Revolver capacity from $52,250 to $42,250. The Company also applied $4,947 of net proceeds from the sale of the Kentucky Properties to the outstanding borrowings under the Amended Revolver.
Effective December 1, 2018, the Company executed a Fourth Amendment (the "Fourth Term Amendment") to amend the Amended Mortgage Loan. The Company applied $11,100 and $2,100 of net proceeds from the sale of the Kentucky Properties to the Term Loan and Acquisition Loan, respectively. Additionally, we amended the Acquisition Loan availability to include a reserve of

$2,100, and therefore, our borrowing capacity is $10,400. For further discussion of the sale of the Kentucky Properties, refer to Note 12, "Discontinued Operations."
On August 30, 2019, the Company completed a transaction to exit Kentucky and no longer operates any skilled nursing centers in the state. The Company entered into a consent under the Amended Revolver to remove the Kentucky Properties as borrowers. Refer to Note 12, "Discontinued Operations" for more information.
The Company is participating in the Texas Quality Incentive Payment Program ("QIPP"). Effective May 13, 2019, the Company entered into a Fifth Amendment (the “Fifth Term Amendment”) to amend the Amended Mortgage Loan to release the operators of three of the QIPP centers in Texas from the Amended Mortgage Loan and a Seventh Amendment (the “Seventh Revolver Amendment”) to amend the Amended Revolver to remove the operators of all four of the QIPP centers in Texas from the Amended Revolver and to permanently reduce the amount available under the Amended Revolver by $2,000. At the same time, the operators of these four facilities entered into a separate revolving loan (the "affiliated revolver") with the same syndicate of banks to provide for the temporary working capital requirements of the four QIPP centers. The affiliated revolver, which is guaranteed by the Company, has an initial capacity of $5,000, which amount is reduced by $1,000 on each of January 1, 2020, April 1, 2020 and July 1, 2020. The affiliated revolver has the same maturity date as the Amended Revolver and the Amended Mortgage Loan of February 26, 2021. The affiliated revolver is cross-defaulted with the Amended Revolver and the Amended Mortgage Loan. For further discussion of the QIPP centers in Texas, refer to Note 11, "Business Development and Other Significant Transactions." As of September 30, 2019, the Company had $2,000 borrowings outstanding under the affiliated revolver. The interest rate related to the affiliated revolver was 6.00% as of September 30, 2019.
As of September 30, 2019, the Company had $14,000 borrowings outstanding under the Amended Revolver compared to $15,000 outstanding as of December 31, 2018. The interest rate related to the Amended Revolver was 6.00% as of September 30, 2019. The outstanding borrowings on the revolver were used primarily for temporary working capital requirements. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has four letters of credit with a total value of $12,017 outstanding as of September 30, 2019. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $32,284 the balance available for borrowing under the Amended Revolver and affiliated revolver was $4,267 at September 30, 2019.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. The Company is in compliance with all such covenants at September 30, 2019.
Interest Rate Swap Transaction
Pursuant to the Company's debt agreements, the Company has an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company's interest rate swap is designated as a cash flow hedge, and the earnings component of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and has an amortizing notional amount that was $27,015 as of September 30, 2019. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amount.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at September 30, 2019, the Company determined that the interest rate swap was highly effective. The interest rate swap valuation model indicated a net liability of $77 at September 30, 2019. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company’s interim consolidated balance sheet. The change in the interest rate swap liability is included in accumulated other comprehensive income at September 30, 2019 is $60 net of the income tax provision of $17. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

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

Leases

	Classification	September 30, 2019
Assets
Operating lease assets	Operating lease assets	$316,626
Finance lease assets	Property and equipment, net (a)	972
Total leased assets		$317,598

Liabilities
Current
Operating	Current portion of operating lease liabilities	$22,986
Finance	Current portion of long-term debt and finance lease obligations, net	273
Noncurrent
Operating	Operating lease liabilities	301,905
Finance	Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	508
Total lease liabilities		$325,672

(a) Finance lease assets are recorded net of accumulated amortization of $1,456 as of September 30, 2019.

Lease Cost

		Three Months Ended	Nine Months Ended
	Classification	September 30, 2019	September 30, 2019
Operating lease cost (a)	Lease and rent expense	$13,251	$39,480
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	54	196
Interest on finance lease liabilities	Interest expense, net	11	37
Short term lease cost	Operating expense	169	472
Net lease cost		$13,485	$40,185

(a) Includes variable lease costs, which are immaterial

Maturity of Lease Liabilities

As of September 30, 2019
	Operating Leases (a)	Finance Leases (a)	Total

2019	$50,592	$313	$50,905
2020	51,533	243	51,776
2021	52,553	206	52,759
2022	53,593	65	53,658
2023	53,897	27	53,924
After 2023	214,168	—	214,168
Total lease payments	$476,336	$854	$477,190
Less: Interest	(151,445)	(73)	(151,518)
Present value of lease liabilities	$324,891	$781	$325,672

(a) Operating and Finance lease payments exclude option to extend lease terms that are not reasonably certain of being exercised.

The Company's future minimum lease commitments for continuing operations as of December 31, 2018, under Accounting Standards Codification Topic 840, predecessor to Topic 842, are as follows:

As of December 31, 2018
	Operating Leases (a)	Finance Leases (a)	Total

2018	$48,701	$454	$49,155
2019	49,595	174	49,769
2020	50,570	173	50,743
2021	51,587	127	51,714
2022	52,624	—	52,624
After 2022	245,225	—	245,225
Total lease payments	$498,302	$928	$499,230

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

Lease Term and Discount Rate

September 30, 2019

Weighted-average remaining lease term (years)
Operating leases	9.04
Finance leases	2.02
Weighted-average discount rate
Operating leases	8.9%
Finance leases	5.5%

Other Information

Nine Months Ended
September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$42,816
Operating cash flows for finance leases	$37
Financing cash flows for finance leases	$373
Acquisition of operating leases though adoption of ASC 842	$389,403
Lease modification	$(48,877)

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
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $26,680 and $27,201 as of September 30, 2019 and December 31, 2018, respectively. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
As of September 30, 2019, the Company is engaged in 91 professional liability lawsuits. Thirty-one lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs were $5,398 and $5,088 for the nine months ended September 30, 2019 and 2018, respectively.
The Company follows the accounting guidance in ASC Topic 954 that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the estimated insurance recovery receivables are included within "Self-insurance receivables" on the Consolidated Balance Sheet. As of September 30, 2019 and December 31, 2018 there are estimated insurance recovery receivables of $2,305 and $5,475, respectively.
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
In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two centers that were subject of the original civil investigative demand ("CID"). In connection with this matter, between July 2013 and early February 2016, the Company received three civil investigative demands (a form of subpoena) for documents. The Company responded to those demands and also provided voluntarily additional information requested by the DOJ. The DOJ also obtained testimony from current and former employees of the Company. In May 2018, the Company learned that a second FCA complaint had been filed in late 2016 relating to the Company’s practices and policies for rehabilitation therapy at some of its facilities. The government’s investigation relates to the Company’s practices and policies for rehabilitation and other services at all of its facilities, for preadmission evaluation forms ("PAEs") required by TennCare and for Pre-Admission Screening and Resident Reviews ("PASRRs") required by the Medicare program.

In June, 2019, the Company and the DOJ reached an agreement in principle on the financial terms of a settlement regarding this investigation. The Company has agreed to the settlement in principle in order to avoid the uncertainty and expense of litigation.
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
The agreement in principle is subject to negotiation, completion and execution of appropriate implementing agreements, including a settlement agreement and a corporate integrity agreement, which are expected to be finalized prior to the end of 2019, and the final approval of the respective parties. There can be no assurance that the Company will enter into a final settlement agreement with the DOJ. The Company denies any wrong doing and is prepared to vigorously defend its actions if a settlement is not reached.

Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either a prefunded deductible policy or state-sponsored programs. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. From the period from July 1, 2008 through September 30, 2019, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500 per claim, subject to an aggregate maximum of $3,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $806 and $618 at September 30, 2019 and December 31, 2018, respectively. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,538 and $1,258 as of September 30, 2019 and December 31, 2018, respectively. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of September 30, 2019, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $200 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,756 at September 30, 2019. The differences between actual settlements and reserves are included in expense in the period finalized.

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

Equity Grants and Valuations
During the nine months ended September 30, 2019 and 2018, the Compensation Committee of the Board of Directors approved grants totaling approximately 151 and 90 shares of restricted common stock to certain employees and members of the Board of Directors, respectively. The fair value of restricted shares is determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares.
In computing the fair value estimates for options and stock-only stock appreciation rights ("SOSARs") using the Black-Scholes-Merton valuation method, the Company took into consideration the exercise price of the equity grants and the market price of the Company's stock on the date of grant. The Company used an expected volatility that equals the historical volatility over the most recent period equal to the expected life of the equity grants. The risk free interest rate is based on the U.S. treasury yield curve in effect at the time of grant. The Company used the expected dividend yield at the date of grant, reflecting the level of annual cash dividends currently being paid on its common stock.
Upon vesting of equity awards, all restrictions are removed. Our policy is to account for forfeitures of share-based compensation awards as they occur.
Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2018	122	$7.29
Granted	—	—
Exercised	(2)	2.37
Expired or cancelled	(22)	8.33
Outstanding, September 30, 2019	98	$7.17

Exercisable, September 30, 2019	89	$7.05

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2018	120	$8.77
Granted	151	3.93
Vested	(58)	8.91
Cancelled	(7)	5.97
Outstanding, September 30, 2019	206	$5.28

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2018	43	$9.26
Granted	36	3.93
Vested	(30)	9.76
Outstanding, September 30, 2019	49	$5.05

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

The following table summarizes information regarding stock options and SOSAR grants outstanding as of September 30, 2019:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$8.14 to $10.21	$8.83	45	$—	35	$—
$5.45 to $5.86	$5.76	54	$—	54	$—
		99		89
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $429 and $947 in the nine month periods ended September 30, 2019 and 2018, respectively.
9. INCOME TAXES
The Company recorded an income tax provision of $15,544 during the nine months ended September 30, 2019 and a benefit of $903 during the nine months ended September 30, 2018.
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
When assessing all available evidence, the Company recognized that governmental and regulatory changes have put downward revenue pressure on the long-term care industry as a piece of negative evidence in its analysis. In 2019 and 2018 combined, the Company recognized a total expense of $9.5 million related to the CID settlement in principle. Additionally, in 2017 it recorded an additional $5.5 million of income tax expense related to the revaluation of deferred tax assets in accordance with the Tax Cuts and Jobs Act. Because of these items and other financial results, the Company entered a cumulative loss for the 36 preceding months ended June 30, 2019 and performed a thorough assessment of the available positive and negative evidence in order to ascertain whether it is more likely than not that in future periods the Company will generate sufficient pre-tax income to utilize all of its federal deferred tax assets and its net operating loss and other carryforwards and credits.
The Company also identified several pieces of positive evidence that were considered and weighed in the analysis performed regarding the valuation of deferred tax assets. The evidence included the termination of operations for 10 nursing facilities in Kentucky completed in the third quarter of 2019, the related corporate and regional restructuring and other cost saving initiatives already in process. The evidence also included consideration of participation in revenue incentive programs that are expected to generate additional revenue, the long-term expiration dates of a majority of the net operating losses and credits, and the Company’s history of not having carryforwards or credits expire unutilized.
In performing the analysis, the Company contemplated utilization of the recorded deferred tax assets under multiple scenarios. After consideration of these factors, the Company determined that a full valuation allowance of $20.0 million was necessary as of June 30, 2019. As of September 30, 2019, the Company has a valuation allowance in the amount of $21.1 million.  The Company will continue to periodically assess the realizability of its future deferred tax assets.
The Company is not currently under examination by any major income tax jurisdiction. During 2019, the statutes of limitations will lapse on the Company's 2015 Federal tax year and certain 2014 and 2015 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the nine months ended September 30, 2019 and 2018.

10.	EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net loss per common share is presented below in thousands, except per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss
Loss from continuing operations	$(1,918)	$(7,462)	$(26,100)	$(8,375)
Income (loss) from discontinued operations, net of income taxes	(2,956)	65	(6,716)	564
Net loss	$(4,874)	$(7,397)	$(32,816)	$(7,811)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net loss per common share:
Per common share – basic
Loss from continuing operations	$(0.30)	$(1.17)	$(4.04)	$(1.32)
Income (loss) from discontinued operations	(0.45)	0.01	(1.04)	0.09
Net loss per common share – basic	$(0.75)	$(1.16)	$(5.08)	$(1.23)
Per common share – diluted
Loss from continuing operations	$(0.30)	$(1.17)	$(4.04)	$(1.32)
Income (loss) from discontinued operations	(0.45)	0.01	(1.04)	0.09
Net loss per common share – diluted	$(0.75)	$(1.16)	$(5.08)	$(1.23)
Weighted Average Common Shares Outstanding:
Basic	6,470	6,400	6,455	6,362
Diluted	6,470	6,400	6,455	6,362
The effects of 98 and 226 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the nine months ended September 30, 2019 and 2018, respectively, because these securities would have been anti-dilutive.

11.	BUSINESS DEVELOPMENTS AND OTHER SIGNIFICANT TRANSACTIONS
2018 New Master Lease Agreement
On October 1, 2018, the Company entered into a New Master Lease Agreement (the "Lease") with Omega Healthcare Investors (the "Lessor") to lease 34 centers currently owned by the Lessor and operated by Diversicare. The old Master Lease with the Lessor provided for its operation of 23 skilled nursing centers in Texas, Kentucky, Alabama, Tennessee, Florida, and Ohio. Additionally, Diversicare operated 11 centers owned by the Lessor under separate leases in Missouri, Kentucky, Indiana, and Ohio. The Lease entered into by Diversicare and the Lessor consolidated the leases for all 34 centers under one New Master Lease. The Lease has an initial term of twelve years with two optional 10-year extensions. The Lease has a common date of annual lease fixed escalators of 2.15% beginning on October 1, 2019.
On August 30, 2019, the Company terminated operations of ten centers in Kentucky and concurrently transferred operations to a new operator. The agreement effectively amended the Master Lease Agreement with Omega Healthcare Investors to remove the ten Kentucky facilities, reduce the annual rent expense, and release the Company from any further obligations arising under the Master Lease Agreement with respect to the Kentucky facilities. The remaining Lease terms remain unchanged with an initial term of twelve years and two optional 10-year extensions. The annual lease fixed escalator remains at 2.15% beginning on October 1, 2019.

Quality Incentive Payment Program
The Company recently expanded its participation in QIPP as administered by the Texas Health and Human Services Commission. QIPP provides supplemental Medicaid payments for skilled nursing centers that achieve certain quality measures. The Company previously had one of its Texas skilled nursing centers participating in the QIPP. During April 2019, the Company enrolled an additional eleven of its Texas skilled nursing centers in the program, such that twelve of the Company’s centers participate in the QIPP effective September 1, 2019. To allow four of these centers to meet the QIPP participation requirements, the Company entered into a transaction with a Texas medical district already participating in the QIPP, providing for the transfer of the provider license from the Company to the medical district. The Company’s operating subsidiary retained the management of the centers on behalf of the medical district.

12.	DISCONTINUED OPERATIONS
Kentucky Disposition
On October 30, 2018 the Company entered into an Asset Purchase Agreement (the "Agreement") with Fulton Nursing and Rehabilitation, LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC, Westwood Nursing and Rehabilitation LLC, and Westwood Glasgow Propco (the "Buyers") to sell the assets and transfer the operations of Diversicare of Fulton, LLC, Diversicare of Clinton, LLC and Diversicare of Glasgow, LLC (the "Kentucky Properties"). On December 1, 2018, the Company completed the sale of the Kentucky Properties with the Buyers for a purchase price of $18,700. This transaction did not meet the accounting criteria to be reported as a discontinued operation. The carrying value of these centers' assets was $13,331, resulting in a gain of $4,825, with remaining proceeds for miscellaneous closing costs. The proceeds were used to relieve debt, which is required under the terms of the Company's Amended Mortgage Loan and Amended Revolver. Refer to Note 5, "Long-term Debt and Interest Rate Swap" for more information on this transaction.
On May 22, 2019, the Company announced that it entered into an agreement with Omega to amend its master lease to terminate operations of ten nursing facilities, totaling approximately 885 skilled nursing beds, located in Kentucky and to concurrently transfer operations to an operator selected by Omega. These ten centers are collectively referred to as the "Kentucky Centers." The sale of the Kentucky Properties and the termination of operations at the Kentucky Centers are referred to collectively as the "Kentucky Exit." On August 30, 2019, the Company completed the transaction and no longer operates any skilled nursing centers in the State of Kentucky. The sale of the Kentucky Properties and the termination of operations at the Kentucky Centers are referred to collectively as the "Kentucky Exit." The Company's exit from the state represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results. In accordance with ASC 205, the Company's discontinued financial position, results of operations and cash flows have been reclassified on the face of the financial statements and footnotes for all periods presented to reflect the discontinued status of these operations.
The transaction resulted in a gain on the modification of the Omega lease, which is presented within Discontinued Operations on the Consolidated Statements of Operations. The pretax gain on the transaction was $733.
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
The discontinued assets and liabilities of the disposed skilled nursing centers have been reclassified and are segregated in the interim consolidated balance sheets as assets and liabilities of discontinued operations.The Company did not transfer the accounts receivable or liabilities, inclusive of the reserves for professional liability and workers' compensation, to the new operator. The Company expects to collect the balance of the accounts receivable and pay the remaining liabilities in the ordinary course of business through its future operating cash flows.

A summary of the Kentucky Exit discontinued operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
PATIENT REVENUES, net	$11,812	$22,396	$46,019	$66,392
EXPENSES:
Operating	9,229	18,031	36,947	52,694
Lease and rent expense	1,792	1,704	7,169	5,097
Professional liability	2,468	1,329	5,401	3,992
General and administrative	259	664	985	1,925
Depreciation and amortization	1,287	302	2,250	1,006
Operating income (loss)	(3,223)	366	(6,733)	1,678
Other income	728	36	736	2
Interest expense, net	(2)	(284)	(149)	(849)
Income (loss) from discontinued operations before taxes	(2,497)	118	(6,146)	831
Income tax (expense) benefit	(459)	(45)	(570)	(233)
Income (loss) from discontinued operations, net of tax	$(2,956)	$73	$(6,716)	$598

A summary of other discontinued operations follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Loss from discontinued operations before taxes	—	(8)	—	(45)
Income tax benefit	—	—	—	11
Loss from discontinued operations, net of tax	$—	$(8)	$—	$(34)

A summary of cash inflows and outflows related to the the Kentucky Exit discontinued operations follows:

	Nine Months Ended September 30,
	2019	2018
Net cash provided by (used in) operating activities	(5,130)	1,153
Net cash provided by (used in) investing activities	6	(1,275)

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Diversicare Healthcare Services, Inc. (together with its subsidiaries, “Diversicare” or the “Company”) provides long-term care services to nursing center patients in nine states, primarily in the Southeast, Midwest, and Southwest. The Company’s centers provide a range of health care services to their patients and residents that include nursing, personal care, and social services. Additionally, the Company’s nursing centers also offer a variety of comprehensive rehabilitation services, as well as nutritional support services. The Company's continuing operations include centers in Alabama, Florida, Indiana, Kansas, Mississippi, Missouri, Ohio, Tennessee, and Texas. The Company's operating results also include the results of discontinued operations in the state of Kentucky that have been reclassified on the face of the financial statements to reflect the discontinued status of these operations.
As of September 30, 2019, the Company’s continuing operations consist of 62 nursing centers with 7,329 licensed nursing beds. The Company owns 15 and leases 47 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted living and residential beds.
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
Improving skilled mix and average Medicare rate:
One of our key performance indicators is skilled mix. Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the three months ended September 30, 2019 and 2018 was 13.3% and 14.0%, respectively. The Company's skilled mix for the nine months ended September 30, 2019 and 2018 was 14.2% and 15.1%, respectively.
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
Completing strategic transactions and other business developments:
Our strategic operating initiatives include a focus on completing strategic acquisitions and divestitures. We continue to pursue and investigate opportunities to acquire or lease new centers, focusing primarily on opportunities within our existing geographic areas of operation. As part of our strategic efforts, we routinely perform thorough analyses on our existing centers in order to determine whether continuing operations within certain markets or regions is in line with the short-term and long-term strategy of the business.
On December 1, 2018, the Company sold three Kentucky properties for a purchase price of $18.7 million, which are collectively referred to as the "Kentucky Properties." On August 30, 2019, the Company terminated operations of ten centers in Kentucky and concurrently transferred operations to a new operator. These ten centers are collectively referred to as the "Kentucky Centers." The sale of the Kentucky Properties and the termination of operations at the Kentucky Centers are referred to collectively as the "Kentucky Exit." As a result of the Kentucky Exit, the Company no longer operates any skilled nursing centers in the State of Kentucky. The Kentucky Exit represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results. In accordance with ASC 205, the Company's discontinued operating results have been reclassified on the face of the financial statements and footnotes to reflect the discontinued status of these operations. Refer to Note 12, "Discontinued Operations" to the interim consolidated financial statements.

The Company recently expanded its participation in The Texas Quality Incentive Program ("QIPP") as administered by the Texas Health and Human Services Commission. QIPP provides supplemental Medicaid payments for skilled nursing centers that achieve certain quality measures. The Company previously had one of its Texas skilled nursing centers participating in the QIPP. During April 2019, the Company enrolled an additional eleven of its Texas skilled nursing centers in the program, such that twelve of the Company’s centers participate in the QIPP effective September 1, 2019. To allow four of these centers to meet the QIPP participation requirements, the Company entered into a transaction with a Texas medical district already participating in the QIPP, providing for the transfer of the related provider licenses from the Company to the medical district. The Company’s operating subsidiary retained the management of the centers on behalf of the medical district.
On October 1, 2018, the Company entered into a New Master Lease Agreement (the "Lease") with Omega Healthcare Investors (the "Lessor") to lease 34 centers currently owned by the Lessor and operated by Diversicare. The old Master Lease with the Lessor provided for its operation of 23 skilled nursing centers in Texas, Kentucky, Alabama, Tennessee, Florida, and Ohio. Additionally, Diversicare operated 11 centers owned by the Lessor under separate leases in Missouri, Kentucky, Indiana, and Ohio. The Lease entered into by Diversicare and the Lessor consolidates the leases for all 34 centers under one New Master Lease. The Lease has an initial term of twelve years with two optional 10 year extensions. The Lease has a common date of annual lease fixed escalators of 2.15% beginning on October 1, 2019. The Lease was subsequently amended on August 30, 2019 when the Company terminated operations of ten centers in Kentucky and concurrently transferred operations to a new operator. The agreement effectively amended the Master Lease Agreement with Omega Healthcare Investors to remove the ten Kentucky facilities, reduce the annual rent expense, and release the Company from any further obligations arising under the Master Lease Agreement with respect to the Kentucky facilities. The remaining Lease terms remain unchanged with an initial term of twelve years and two optional 10-year extensions. The annual lease fixed escalator remains at 2.15% beginning on October 1, 2019.
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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Medicaid	$57,191	48.2%	$55,910	47.0%	$164,815	46.5%	$159,706	44.7%
Medicare	19,274	16.2%	20,318	17.1%	59,211	16.7%	64,713	18.1%
Managed Care	11,794	9.9%	11,248	9.4%	37,911	10.7%	36,748	10.3%
Private Pay and other	30,371	25.7%	31,559	26.5%	92,208	26.1%	96,239	26.9%
Total	$118,630	100.0%	$119,035	100.0%	$354,145	100.0%	$357,406	100.0%

The following table sets forth average daily skilled nursing census by primary payor source for our continuing operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Medicaid	3,971	69.9%	3,958	69.3%	3,913	68.8%	3,901	68.0%
Medicare	504	8.9%	570	10.0%	539	9.5%	611	10.6%
Managed Care	248	4.4%	231	4.0%	269	4.7%	258	4.5%
Private Pay and other	962	16.8%	956	16.7%	965	17.0%	969	16.9%
Total	5,685	100.0%	5,715	100.0%	5,686	100.0%	5,739	100.0%
Consistent with the nursing home industry in general, changes in the mix of a facility’s patient population among Medicaid, Medicare, Managed Care, and Private Pay and other can significantly affect the profitability of the facility’s operations.

Health Care Industry
The health care industry is subject to regulation by numerous federal, state, and local governments. These laws and regulations include, but are not limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of patient care and Medicare and Medicaid fraud and abuse. Over the last several years, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of a number of statutes and regulations, including those regulating fraud and abuse, false claims, patient privacy and quality of care issues. Violations of these laws and regulations could result in exclusion from government health care programs, significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation. The Company is involved in regulatory actions from time to time.
In recent years, the U.S. Congress and some state legislatures have considered and enacted significant reforms affecting the availability, payment and reimbursement of healthcare services in the United States. Reforms that we believe may have a material impact on the long-term care industry and on our business include, among others, possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The most prominent of the federal legislative reform efforts, the Affordable Care Act, affects how health care services are covered, delivered and reimbursed. As currently structured, the Affordable Care Act expands coverage through a combination of public program expansion and private sector reforms, provides for reduced growth in Medicare program spending, and promotes initiatives that tie reimbursement to quality and care coordination. Some of the provisions, such as the requirement that large employers provide health insurance benefits to full-time employees, have increased our operating expenses. The Affordable Care Act expands the role of home-based and community services, which may place downward pressure on our sustaining population of Medicaid patients. However, there is considerable uncertainty regarding the future of the Affordable Care Act. The Presidential administration and certain members of Congress have made and expressed their intent to repeal or make additional significant changes to the law, its implementation or its interpretation. For example, effective January 1, 2019, Congress eliminated the financial penalty associated with the individual mandate. Because the penalty associated with the individual mandate was eliminated, a federal judge in Texas ruled in December 2018 that the entire law was unconstitutional. However, the law remains in place pending appeal.
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
On August 7, 2019, CMS issued a final rule outlining Medicare payment rates for skilled nursing facilities that became effective October 1, 2019. CMS projects that aggregate payments to skilled nursing facilities ("SNFs") will increase by 2.4%, reflecting a SNF market basket percentage update of 2.8% with a 0.4 percentage point reduction for the multifactor productivity adjustment. In addition, the Patient-Driven Payment Model ("PDPM") took effect October 1, 2019. The PDPM is a payment system for patients in a covered Medicare Part A SNF stay that replaces the Resource Utilization Group ("RUG-IV") model, which primarily used volume of services as the basis for payment classification. The PDPM model instead classifies patients into payment groups based on specific patient characteristics and shifts the focus away from paying for the volume of services provided. CMS will use a budget neutrality factor to satisfy the requirement that PDPM be budget neutral relative to RUG-IV. CMS stated that it intends for the new model not to change the aggregate amount of Medicare payments to SNFs, but to more accurately reflect resource utilization.
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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of September 30, 2019, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$88,480	$21,895	$66,493	$92	$—
Settlement obligations (2)	2,589	2,589	—	—	—
Operating leases (3)	476,336	50,592	104,086	107,490	214,168
Required capital expenditures under operating leases (4)	19,388	2,113	4,226	4,226	8,823
Total	$586,793	$77,189	$174,805	$111,808	$222,991

(1)
Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our finance lease obligations. Our long-term debt obligations decreased $3.6 million between December 31, 2018 and September 30, 2019. See Note 5, "Long-Term Debt and Interest Rate Swap," to the interim consolidated financial statements included in this report for additional information.

(2)
Settlement obligations relate to professional liability cases that are expected to be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.

(3)
Represents minimum annual lease payments (exclusive of taxes, insurance, and maintenance costs) under our operating lease agreements, which does not include renewals. Our operating lease obligations decreased $148.6 million between December 31, 2018 and September 30, 2019, which was due to scheduled rent payments, as well as the exit from the State of Kentucky. See Note 6, "Leases," to the interim consolidated financial statements included in this report for additional information.

(4)
Includes annual expenditure requirements under operating leases. Our required capital expenditures decreased $7.2 million between December 31, 2018 and September 30, 2019, which was due to the exit from the State of Kentucky.

Employment Agreements
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1.7 million as of September 30, 2019. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee.
Civil Investigative Demand
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee ("DOJ") had commenced a civil investigation of potential violations of the False Claims Act ("FCA").
In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two centers that were subject of the original civil investigative demand ("CID"). In connection with this matter, between July 2013 and early February 2016, the Company received three civil investigative demands (a form of subpoena) for documents. The Company responded to those demands and also provided voluntarily additional information requested by the DOJ. The DOJ also obtained testimony from current and former employees of the Company. In May 2018, the Company learned that a second FCA complaint had been filed in late 2016 relating to the Company’s practices and policies for rehabilitation therapy at some of its facilities. The government’s investigation relates to the Company’s practices and policies for rehabilitation and other services at all of its facilities, for preadmission evaluation forms ("PAEs") required by TennCare and for Pre-Admission Screening and Resident Reviews ("PASRRs") required by the Medicare program.
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

Results of Continuing Operations
The following tables present the unaudited interim consolidated statements of operations and related data for the three and nine month periods ended September 30, 2019 and 2018:

(in thousands)	Three Months Ended September 30,
	2019	2018	Change	%
PATIENT REVENUES, net	$118,630	$119,035	$(405)	(0.3)%
EXPENSES:
Operating	95,591	95,768	(177)	(0.2)%
Lease and rent expense	13,251	12,060	1,191	9.9%
Professional liability	1,737	1,604	133	8.3%
Litigation contingency expense	—	6,400	(6,400)	100.0%
General and administrative	6,902	6,873	29	0.4%
Depreciation and amortization	2,279	2,662	(383)	(14.4)%
Total expenses	119,760	125,367	(5,607)	(4.5)%
OPERATING LOSS	(1,130)	(6,332)	5,202	N/M
OTHER INCOME (EXPENSE):
Other income	25	—	25	—%
Interest expense, net	(1,554)	(1,382)	(172)	(12.4)%
Total other expenses	(1,529)	(1,382)	(147)	(10.6)%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2,659)	(7,714)	5,055	N/M
BENEFIT FOR INCOME TAXES	741	252	489	N/M
LOSS FROM CONTINUING OPERATIONS	$(1,918)	$(7,462)	$5,544	N/M

(in thousands)	Nine Months Ended September 30,
	2019	2018	Change	%
PATIENT REVENUES, net	$354,145	$357,406	$(3,261)	(0.9)%
EXPENSES:
Operating	284,643	284,823	(180)	(0.1)%
Lease and rent expense	39,480	36,105	3,375	9.3%
Professional liability	5,182	4,898	284	5.8%
Litigation contingency expense	3,100	6,400	(3,300)	(51.6)%
General and administrative	21,267	23,046	(1,779)	(7.7)%
Depreciation and amortization	6,812	7,686	(874)	(11.4)%
Total expenses	360,484	362,958	(2,474)	(0.7)%
OPERATING LOSS	(6,339)	(5,552)	(787)	N/M
OTHER INCOME (EXPENSE):
Gain on sale of investment in unconsolidated affiliate	—	308	(308)	(100.0)%
Other income	207	113	94	83.2%
Interest expense, net	(4,424)	(4,147)	(277)	(6.7)%
Total other expenses	(4,217)	(3,726)	(491)	(13.2)%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(10,556)	(9,278)	(1,278)	N/M
BENEFIT (PROVISION) FOR INCOME TAXES	(15,544)	903	(16,447)	N/M
LOSS FROM CONTINUING OPERATIONS	$(26,100)	$(8,375)	$(17,725)	N/M
N/M = Not Meaningful

Percentage of Net Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
PATIENT REVENUES, net	100.0%	100.0%	100.0%	100.0%
EXPENSES:
Operating	80.6	80.5	80.4	79.7
Lease and rent expense	11.2	10.1	11.1	10.1
Professional liability	1.5	1.3	1.5	1.4
Litigation contingency expense	—	5.4	0.9	1.8
General and administrative	5.8	5.8	6.0	6.4
Depreciation and amortization	1.9	2.2	1.9	2.2
Total expenses	101.0	105.3	101.8	101.6
OPERATING LOSS	(1.0)	(5.3)	(1.8)	(1.6)
OTHER INCOME (EXPENSE):
Gain on sale of investment in unconsolidated affiliate	—	—	—	0.1
Other income	—	—	0.1	—
Interest expense, net	(1.2)	(1.1)	(1.2)	(1.2)
Total other expenses	(1.2)	(1.1)	(1.1)	(1.1)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2.2)	(6.4)	(3.0)	(2.7)
BENEFIT (PROVISION) FOR INCOME TAXES	0.6	0.2	(4.4)	0.3
LOSS FROM CONTINUING OPERATIONS	(1.6)%	(6.2)%	(7.4)%	(2.4)%

Three Months Ended September 30, 2019 Compared To Three Months Ended September 30, 2018
Patient Revenues
Patient revenues were $118.6 million and $119.0 million for the three months ended September 30, 2019 and 2018, respectively, a decrease of $0.4 million.
Our Private and Medicare rates for the third quarter of 2019 increased 4.3% and 1.5%, respectively, resulting in revenue increases of $0.4 million and $0.3 million, respectively. Our Hospice, Managed Care, and Medicaid average daily census for the third quarter of 2019 increased 15.1%, 7.9%, and 0.3% respectively, resulting in $1.1 million, $0.6 million, and $0.2 million in additional revenue, respectively. Conversely, our Medicare and Private average daily census for the third quarter of 2019 decreased 11.6% and 12.5%, respectively, resulting in revenue losses of $2.7 million and $1.1 million, respectively. The QIPP resulted in $0.3 million in additional revenues for the third quarter of 2019 compared to the third quarter of 2018.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended September 30,
	2019	2018
Skilled nursing occupancy	77.6%	78.0%
As a percent of total census:
Medicare census	8.9%	10.0%
Medicaid census	69.9%	69.3%
Managed Care census	4.4%	4.0%
As a percent of total revenues:
Medicare revenues	16.2%	17.1%
Medicaid revenues	48.2%	47.0%
Managed Care revenues	9.9%	9.4%
Average rate per day:
Medicare	$454.52	$447.91
Medicaid	$178.35	$178.89
Managed Care	$389.69	$383.87

Operating Expense
Operating expense decreased in the third quarter of 2019 to $95.6 million from $95.8 million in the third quarter of 2018, a decrease of $0.2 million. Operating expense increased as a percentage of revenue at 80.6% for the third quarter of 2019 as compared to 80.5% for the third quarter of 2018.
The decrease is mostly attributable to decreases in nursing and ancillary expenses and workers compensation costs of $0.8 million and $0.5 million, respectively, in the third quarter of 2019 compared to the third quarter of 2018. This was partially offset by increases in health insurance costs and general insurance costs of $0.7 million and $0.2 million, respectively, in the third quarter of 2019 compared to the third quarter of 2018.
One of the largest components of operating expenses is wages, which remained consistent at $58.2 million in the third quarter of 2018 and 2019.
Lease Expense
Lease expense in the third quarter of 2019 increased to $13.3 million as compared to $12.1 million in the third quarter of 2018. The increase in lease expense was due to rent increases resulting from the new master lease agreement with Omega Healthcare Investors and the $1.1 million impact of non-cash straight-line rent expense.
Professional Liability
Professional liability expense was $1.7 million and $1.6 million in the third quarters of 2019 and 2018, respectively. Our cash expenditures for professional liability costs were $1.5 million for the third quarters of 2019 and 2018. Professional liability expense fluctuates based on the results of our third-party professional liability actuarial studies, premiums and cash expenditures are incurred to defend and settle existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
Litigation contingency expense
In the third quarter of 2018, the Company recorded $6.4 million in litigation contingency expense. In June, 2019, the Company and the U.S. Department of Justice reached an agreement in principle on the financial terms of a settlement regarding a civil investigative demand in the amount of $9.5 million, and recorded an additional $3.1 million in litigation contingency expense. Refer to Note 7 "Commitments and Contingencies" to the interim consolidated financial statements for further discussion.
General and Administrative Expense
General and administrative expense was $6.9 million for both the third quarters of 2019 and 2018. General and administrative expense remained consistent as a percentage of revenue at 5.8% in the third quarter of 2019 and 2018.
Depreciation and Amortization
Depreciation and amortization expense was $2.3 million in the third quarter of 2019 as compared to $2.7 million in the third quarter of 2018. The decrease in depreciation expense relates to the decrease in capital expenditures.
Interest Expense, Net
Interest expense was $1.6 million in the third quarter of 2019 and $1.4 million in the third quarter of 2018. The increase of $0.2 million is due to an increase in the outstanding borrowings on our loan facilities.
Income Tax Benefit (Provision)
The Company recorded an income tax benefit of $0.7 million during the third quarter of 2019 and an income tax benefit of $0.3 million during the third quarter of 2018.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss of $2.7 million before income taxes for the third quarter of 2019 as compared to a loss of $7.7 million for the third quarter of 2018. Both basic and diluted loss per common share from continuing operations were $0.30 for the third quarter of 2019 as compared to both basic and diluted loss per common share from continuing operations of $1.17 in the third quarter of 2018.

Nine Months Ended September 30, 2019 Compared To Nine Months Ended September 30, 2018
Patient Revenues
Patient revenues were $354.1 million and $357.4 million for the nine months ended September 30, 2019 and 2018, respectively, a decrease of $3.3 million.
Our average Medicaid, Private and Medicare rates per patient day for the for the nine months ended September 30, 2019 increased compared to the nine months ended September 30, 2018, by 1.4%, 3.3%, and 0.6%, respectively, resulting in increases in revenue of $2.7 million, $0.9 million, and $0.4 million, respectively. Our Hospice and Managed Care average daily census for the nine months ended September 30, 2019 increased 14.3% and 4.5%, respectively, resulting in $2.9 million and $1.2 million in additional revenue, respectively. Conversely, our Medicare and Private average daily census for the nine months ended September 30, 2019 decreased 11.6% and 12.1%, respectively, resulting in revenue losses of $8.8 million and $3.3 million, respectively. The QIPP resulted in $0.7 million in additional revenues for the nine months ended September 30, 2019.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Nine Months Ended September 30,
	2019	2018
Skilled nursing occupancy	77.6%	78.3%
As a percent of total census:
Medicare census	9.5%	10.6%
Medicaid census	68.8%	68.0%
Managed Care census	4.7%	4.5%
As a percent of total revenues:
Medicare revenues	16.7%	18.1%
Medicaid revenues	46.5%	44.7%
Managed Care revenues	10.7%	10.3%
Average rate per day:
Medicare	$454.18	$451.18
Medicaid	$178.91	$176.37
Managed Care	$390.83	$389.63

Operating Expense
Operating expense decreased for the nine months ended September 30, 2019 to $284.6 million from $284.8 million for the nine months ended September 30, 2018, a decrease of $0.2 million. Operating expense increased as a percentage of revenue at 80.4% for the nine months ended September 30, 2019 as compared to 79.7% for the nine months ended September 30, 2018.
The decrease in operating expenses is mostly attributable to decreases in nursing and ancillary costs and fines and penalties of $2.1 million and $0.6 million, respectively, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. This was offset by increases in health insurance costs of $2.4 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018.
One of the largest components of operating expenses is wages, which remained consistent at $171.4 million for the nine months ended September 30, 2018.
Lease Expense
Lease expense for the nine months ended September 30, 2019 increased to $39.5 million as compared to $36.1 million for the nine months ended September 30, 2018. The increase in lease expense was due to rent increases resulting from the new master lease agreement with Omega Healthcare Investors and the impact of non-cash straight-line rent expense.
Professional Liability
Professional liability expense was $5.2 million and $4.9 million for the nine months ended September 30, 2019 and 2018, respectively. Our cash expenditures for professional liability costs were $5.4 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively. Professional liability expense fluctuates based on the results of our third-party professional liability actuarial studies, and cash expenditures are incurred to defend and settle existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
Litigation contingency expense
In June, 2019, the Company and the U.S. Department of Justice reached an agreement in principle on the financial terms of a settlement regarding a civil investigative demand. In anticipation of the execution of final agreements and payment of a settlement amount of $9.5 million, the Company recorded a contingent liability related to the DOJ investigation of $3.1 million during the nine months ended September 30, 2019 to increase our previously estimated and recorded liability related to this investigation. Refer to Note 7 to the interim consolidated financial statements for further discussion.
General and Administrative Expense
General and administrative expense was $21.3 million for the nine months ended September 30, 2019 as compared to $23.0 million for the nine months ended September 30, 2018. General and administrative expense decreased as a percentage of revenue to 6.0% for the nine months ended September 30, 2019 from 6.4% for the nine months ended September 30, 2018. The decrease in general and administrative expense is mainly attributable $1.2 million of executive severance expense for the nine months ended September 30, 2018. The remaining change is due to a decrease in salaries and related taxes of $0.4 million for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018.
Depreciation and Amortization
Depreciation and amortization expense was $6.8 million for the nine months ended September 30, 2019 as compared to $7.7 million for the nine months ended September 30, 2018. The decrease in depreciation expense relates to the decrease in capital expenditures.
Interest Expense, Net
Interest expense was $4.4 million for the nine months ended September 30, 2019 and $4.1 million for the nine months ended September 30, 2018. The decrease of $0.3 million is due to a decrease in the outstanding borrowings on our loan facilities.
Income Tax Benefit (Provision)
The Company recorded an income tax provision of $15.5 million during the nine months ended September 30, 2019 and an income tax benefit of $0.9 million during the nine months ended September 30, 2018. The increase in income tax expense is attributable to a non-cash valuation allowance recognized against our deferred tax assets in the amount of $21.1 million during the nine months ended September 30, 2019.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss of $10.6 million before income taxes for the nine months ended September 30, 2019 as compared to a loss of $9.3 million for the nine months ended September 30, 2018. Both basic and diluted loss per common share from continuing operations were $4.04 for the nine months ended September 30, 2019 as compared to both basic and diluted loss per common share from continuing operations of $1.32 for the nine months ended September 30, 2018.
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
Net cash provided by operating activities of continuing operations totaled $8.7 million for the nine months ended September 30, 2019, compared to net cash provided by operating activities of continuing operations of $4.5 million in the same period of 2018. The primary driver of the decrease in cash provided by operating activities from continuing operations is due to our net loss of $26.1 million for the nine months ended September 30, 2019, compared to net loss of $8.4 million in the same period of 2018. The net loss includes a $17.3 million non-cash charge to record a valuation allowance against our deferred tax assets, a decrease of $3.3 million in loss contingency expense period over period and an increase in straight line rent expense of $4.2 million from the straight-line impact of the new Omega master lease, which commenced in the fourth quarter 2018.
Our cash expenditures related to professional liability claims of continuing operations were $5.4 million and $5.1 million for the nine months ended September 30, 2019 and 2018, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our inability to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $3.7 million and $4.4 million for the nine months ended in 2019 and 2018, respectively. The decrease in cash used for investing activities relates to a reduction of capital expenditures.
Financing activities of continuing operations provided cash of $1.4 million and used cash of less than $0.1 million for the nine months ended September 30, 2019 and 2018, respectively. The increase is primarily due to the dividend and preferred stock payments in 2018.
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
As of September 30, 2019, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $26.7 million. Our calculation of this estimated liability is based on the Company's best estimate of the likelihood of adverse judgments with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of September 30, 2019, we had $74.4 million of outstanding long-term debt and finance lease obligations. The $74.4 million total includes $0.8 million in finance lease obligations and $14.0 million currently outstanding on the revolving credit facility. The balance of the long-term debt is comprised of $59.6 million owed on our mortgage loan, which includes $50.2 million on the term loan facility and $9.4 million on the acquisition loan facility.
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
Under the terms of the amended agreements, the syndicate of banks provided the Amended Mortgage Loan with an original balance of $72.5 million with a five-year maturity through February 26, 2021, and a $27.5 million Amended Revolver through February 26, 2021. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30.0 million. As of September 30, 2019, the interest rate related to the Amended Mortgage Loan was 6.00%. The Amended Mortgage Loan is secured by fifteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
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
Effective December 1, 2018, the Company entered into the Sixth Amendment ("Sixth Revolver Amendment") to amend the Amended Revolver. The Sixth Amendment decreased the Amended Revolver capacity from $52.3 million to $42.3 million. The Company also applied $4.9 million of net proceeds from the sale of the Kentucky Properties to the outstanding borrowing under the Amended Revolver.
Effective December 1, 2018, the Company executed a Fourth Amendment (the "Fourth Term Amendment") to amend the Amended Mortgage Loan. The Company applied $11.1 million and $2.1 million of net proceeds from the sale of the Kentucky Properties to the Term Loan and Acquisition Loan, respectively. Additionally, we amended the Acquisition Loan availability to include a reserve of $2.1 million, and therefore, our borrowing capacity is $10.4 million. For further discussion of the sale of the Kentucky Properties, refer to Note 10, "Business Development and Other Significant Transactions."
Effective May 13, 2019, the Company entered into a Fifth Amendment (the “Fifth Term Amendment”) to amend the Amended Mortgage Loan to release the operators of three of the QIPP centers in Texas from the Amended Mortgage Loan and a Seventh Amendment (the “Seventh Revolver Amendment”) to amend the Amended Revolver to remove the operators of all four of the QIPP centers in Texas from the Amended Revolver and to permanently reduce the amount available under the Amended Revolver by $2.0 million. At the same time, the operators of these four facilities entered into a separate revolving loan with the same syndicate of banks to provide for the temporary working capital requirements of the four QIPP centers. The affiliated revolver, which is guaranteed by the Company, has an initial capacity of $5.0 million, which amount is reduced by $1.0 million on each of January 1, 2020, April 1, 2020 and July 1, 2020. The affiliated revolver has the same maturity date as the Amended Revolver and the Amended Mortgage Loan of February 26, 2021. The affiliated revolver is cross-defaulted with the Amended Revolver and the Amended Mortgage Loan. For further discussion of the QIPP centers in Texas, refer to Note 10, "Business Development and Other Significant Transactions." As of September 30, 2019, the Company had $2.0 million borrowings outstanding under the affiliated revolver.
As of September 30, 2019, the Company had $14.0 million borrowings outstanding under the Amended Revolver compared to $15.0 million outstanding as of December 31, 2018. The interest rate related to the Amended Revolver was 6.00% as of September 30, 2019. The outstanding borrowings on the revolver were used primarily for temporary working capital requirements. Annual fees for letters of credit issued under the Amended Revolver are 3.00% of the amount outstanding. The Company has four letters of credit with a total value of $12.0 million outstanding as of September 30, 2019. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $32.3 million, the balance available for borrowing under the Amended Revolver and affiliated revolver was $4.3 million at September 30, 2019.
Our lending agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. We are in compliance with all such covenants at September 30, 2019.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at September 30, 2019
Credit Facility:
Minimum fixed charge coverage ratio	1.01:1.00	1.03:1.00
Minimum adjusted EBITDA	$13.0 million	$14.7 million
Current ratio (as defined in agreement)	1.00:1.00	1.19:1.00
Affiliated Revolver:
Minimum fixed charge coverage ratio	1.00:1.00	1.30:1.00
Minimum adjusted EBITDA	$0.825 million	$0.945 million
Mortgaged Centers:
EBITDAR	$10.0 million	$14.5 million
As part of our debt agreements, we have an interest rate swap agreement with a member of the bank syndicate as the counterparty. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and carries an initial notional amount of $30.0 million. The interest rate swap agreement requires us to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to us based on LIBOR on the same notional amounts. We entered into the interest rate swap agreement to mitigate the variable interest rate risk on our outstanding mortgage borrowings.
Off-Balance Sheet Arrangements
We have four letters of credit outstanding with an aggregate value of approximately $12.0 million as of September 30, 2019. The letters of credit serve as a security deposits for certain center leases. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.
Exchange Listing
As previously disclosed, on June 19, 2019, the Company received written notification  from Nasdaq stating that the Company’s Common Stock was subject to delisting from Nasdaq, pending the Company’s opportunity to request a hearing before the Nasdaq Hearings Panel. The Company appealed the Notification on August 22, 2019.  On August 27, 2019, the Company was notified by the Panel that it denied the Company’s appeal and determined to delist the Company’s Common Stock from the Nasdaq Capital Market.  Accordingly, the trading of the Company’s Common Stock was suspended on the Nasdaq Capital Market at the opening of business on August 29, 2019 and the Company's Common stock began trading on the OTCQX under the trading symbol "DVCR."  On October 11, 2019 Nasdaq filed a Form 25 with the Securities & Exchange Commission to effect the formal delisting of the Company’s common stock from the Nasdaq Capital Market, which became effective October 21, 2019. The Form 25 filing did not cause the removal of any shares of the Company’s common stock from registration under the Exchange Act. The Company remains subject to the periodic reporting requirements of the Exchange Act.  Delisting from Nasdaq may adversely affect our ability to raise additional financing through the public or private sale of equity securities.

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

•	our ability to successfully integrate the operations of new nursing centers, as well as successfully operate all of our centers,

•	our ability to increase census at our centers and occupancy rates at our centers,

•	changes in governmental reimbursement, including the new Patient-Driven Payment Model to be implemented in October of 2019

•	government regulation,

•	the impact of the Affordable Care Act, efforts to repeal or further modify the Affordable Care Act, and other health care reform initiatives,

•	any increases in the cost of borrowing under our credit agreements,

•	our ability to comply with covenants contained in those credit agreements,

•	our ability to comply with the terms of our master lease agreements,

•	our ability to renew or extend our leases at or prior to the end of the existing lease terms,

•	the outcome of professional liability lawsuits and claims,

•	our ability to control ultimate professional liability costs,

•	the accuracy of our estimate of our anticipated professional liability expense,

•	the impact of future licensing surveys,

•	the outcome of proceedings alleging violations of state or Federal False Claims Acts,

•	laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors,

•	the costs of investing in our business initiatives and development,

•	our ability to control costs,

•	our ability to attract and retain qualified healthcare professionals,

•	changes to our valuation of deferred tax assets,

•	changing economic and competitive conditions,

•	changes in anticipated revenue and cost growth,

•	changes in the anticipated results of operations,

•	the effect of changes in accounting policies as well as others.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of September 30, 2019, we had outstanding borrowings of approximately $73.6 million, $46.6 million of which was subject to variable interest rates. In connection with our February 2016 financing agreement, we entered into an interest rate swap with an initial notional amount of $30.0 million to mitigate the floating interest rate risk of a portion of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.5 million annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2019. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting
We completed certain changes to our accounting processes related to our implementation of Topic 842, which was adopted on January 1, 2019. We updated our control activities for the adoption of the new accounting standard and the new accounting processes and methodologies established to evaluate leases and service agreements under Topic 842.
Other than the items described above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2019, we are engaged in 91 professional liability lawsuits. Thirty-one lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In July 2013, the Company learned that the United States Attorney for the Middle District of Tennessee had commenced a civil investigation of potential violations of the FCA.
In October 2014, the Company learned that the investigation was started by the filing under seal of a false claims action against the two centers that were subject of the original CID. In connection with this matter, between July 2013 and early February 2016, the Company received three civil investigative demands (a form of subpoena) for documents. The Company responded to those demands and also provided voluntarily additional information requested by the DOJ. The DOJ also obtained testimony from current and former employees of the Company. In May 2018, the Company learned that a second FCA complaint had been filed in late 2016 relating to the Company’s practices and policies for rehabilitation therapy at some of its facilities. The government’s investigation relates to the Company’s practices and policies for rehabilitation and other services at all of its facilities, for PAEs required by TennCare and for PASRRs required by the Medicare program.
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
The agreement in principle is subject to negotiation, completion and execution of appropriate implementing agreements, including a settlement agreement and a corporate integrity agreement, which are expected to be finalized prior to the end of 2019, and the final approval of the respective parties. There can be no assurance that the Company will enter into a final settlement agreement with the DOJ. The Company denies any wrong doing and is prepared to vigorously defend its actions if a settlement is not reached.
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
Accounting guidance requires that deferred tax assets be reduced by a valuation allowance, when it is more likely than not that a tax benefit will not be realized. As of September 30, 2019, we had net deferred tax assets of approximately $20.0 million, against which we have applied a full valuation allowance. We continually assess the realizability of our deferred tax assets. Any such change in valuation could have a material impact on our income tax expense and net deferred tax assets.
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
Our common stock was delisted from the Nasdaq Capital Market, which may make it more difficult for you to sell your shares.
As previously disclosed, on June 19, 2019, the Company received written notification (the “Notification”) from Nasdaq stating that the Company’s Common Stock was subject to delisting from Nasdaq, pending the Company’s opportunity to request a hearing before the Nasdaq Hearings Panel (the “Panel”). The Company appealed the Notification on August 22, 2019.
On August 27, 2019, the Company was notified by the Panel that it denied the Company’s appeal and determined to delist the Company’s Common Stock from the Nasdaq Capital Market.  Accordingly, the trading of the Company’s Common Stock was suspended on the Nasdaq Capital Market at the opening of business on August 29, 2019.
On October 11, 2019 Nasdaq filed a Form 25 with the Securities & Exchange Commission to effect the formal delisting of the Company’s common stock from the Nasdaq Capital Market, which became effective October 21, 2019. The Form 25 filing did not cause the removal of any shares of the Company’s common stock from registration under the Exchange Act and the Company remains subject to the periodic reporting requirements of the Exchange Act.  The Company believes that the delisting of its common stock from the Nasdaq Capital Market, as well as the related process leading up to delisting, has had a negative impact on the Company’s common stock market price as well as on the liquidity of its common stock.
Delisting from Nasdaq may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence and the loss of institutional investor interest business development opportunities.
Since the suspension of trading on Nasdaq on August 29, 2019 the Company's Common stock began trading on the OTCQX under the trading symbol "DVCR." However, there is no assurance that an active market will be maintained for the Company’s Common Stock. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock is subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. For these reasons and others, delisting could adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees, to raise capital, and execute on a strategic alternative.
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

10.1	First Amendment to Omega Master Lease Agreement dated August 20, 2019.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversicare Healthcare Services, Inc.

October 31, 2019

	By:	/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
President and Chief Executive Officer, Principal Executive Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ Kerry D. Massey
Kerry D. Massey
Executive Vice President and Chief Financial Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant