Form 10-K
period 2019-12-31
Diversicare Healthcare Services, Inc.
filed 2020-03-05
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
CHECK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .

Commission file No.: 1-12996
________________________________
Diversicare Healthcare Services, Inc.
(exact name of registrant as specified in its charter)
 ________________________________

Delaware	62-1559667
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1621 Galleria Boulevard, Brentwood, TN	37027
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (615) 771-7575

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $0.01 par value per share	OTCQX

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
☐

The aggregate market value of Common Stock held by non-affiliates on June 30, 2019 (based on the closing price of such shares on the Nasdaq Capital Market) was approximately $16,647,000. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the registrant to be holders of 5% or more of the registrant's Common Stock have been deemed affiliates of the registrant.

On February 28, 2020, 6,676,054 shares of the registrant's $0.01 par value Common Stock were outstanding.

Documents Incorporated by Reference

Registrant's definitive proxy materials for its 2020 annual meeting of shareholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART 1

ITEM 1. BUSINESS

Introductory Summary.
Diversicare Healthcare Services, Inc. provides post-acute care services to skilled nursing facilities, referred to as "skilled nursing centers," "nursing centers," or "centers," patients and residents in nine states, primarily in the Southeast, Midwest, and Southwest United States. Unless the context indicates otherwise, references herein to “Diversicare,” “the Company,” “we,” “us” and “our” include Diversicare Healthcare Services, Inc. and all of our consolidated subsidiaries. Diversicare Healthcare Services, Inc. was incorporated as a Delaware corporation in 1994.
The post-acute care profession encompasses a broad range of non-institutional and institutional services. For those among the aging, infirmed, or disabled requiring temporary or limited special services, a variety of home care options exist. As the need for assistance with activities of daily living develop, assisted living centers become the most viable and cost effective option. For those amongst the aging, disabled, or infirmed requiring more extensive assistance and intensive care, skilled nursing center care may become the only viable option. We have chosen to focus our business primarily on the skilled nursing centers sector and to specialize in this aspect of the post-acute care continuum.

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

Nursing Centers and Services.
Diversicare provides a broad range of post-acute care services to patients and residents including skilled nursing, ancillary health care services and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2019, our continuing operations consist of 62 nursing centers with 7,329 licensed skilled nursing beds. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted living beds. Our continuing operations include centers in Alabama, Florida, Indiana, Kansas, Mississippi, Missouri, Ohio, Tennessee, and Texas.

The following table summarizes certain information with respect to the nursing centers we own or lease as of December 31, 2019:

	Number of Centers	Licensed Nursing Beds (1)	Available Nursing Beds (1)
Operating Locations:
Alabama	20	2,385	2,318
Florida	1	79	79
Indiana	1	158	158
Kansas	6	464	464
Mississippi	9	1,039	1,004
Missouri	3	339	339
Ohio	4	403	393
Tennessee	5	617	551
Texas	13	1,845	1,662
	62	7,329	6,968
Classification:
Owned	15	1,365	1,250
Leased	47	5,964	5,718
Total	62	7,329	6,968
____________

(1)
The number of Licensed Nursing Beds is based on the regulatory licenses for the nursing center. The Company reports its occupancy based on licensed nursing beds. The number of Available Nursing Beds represents Licensed Nursing Beds reduced by beds removed from service. Available Nursing Beds is subject to change based upon the needs of the centers, including configuration of patient rooms, common usage areas and offices, status of beds (private, semi-private, ward, etc.) and renovations. The number of Licensed and Available Nursing Beds does not include 397 Licensed Assisted Living/Residential Beds, all of which are also available. These beds are excluded from the bed counts as our operating statistics such as occupancy are calculated using Nursing Beds only.

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
Memory Care Unit. Like our transitional care units, many of our nursing centers have memory care units, our designation for advanced care for dementia-related disorders including Alzheimer's disease. The goal of the units is to provide a safe, homelike and supportive environment for cognitively impaired patients, utilizing an interdisciplinary team approach. Family and community involvement complement structured programming in the secure environment, which is instrumental in fostering as much resident independence and purposeful quality of life as long as possible despite diminished capacity.
Enhanced Therapy Services. We have complemented our traditional therapy services with programs that provide electrotherapy, vital stimulation, ultrasound and shortwave diathermy therapy treatments that promote pain management, wound healing, muscle strengthening, and/or contractures management, improving outcomes for our patients and residents receiving therapy treatments.
Other Specialty Programming. We implement other specialty programming based on a center's specific needs. We have developed specialty programming for bariatric patients (generally, patients weighing more than 350 pounds) as these individuals have unique psychosocial and equipment needs.
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
Organization. Our nursing centers are currently organized into seven regions, each of which is supervised by a regional vice president. The regional vice president is generally supported by specialists in several functions, including clinical, human resources, marketing, revenue cycle management and administration, all of whom are employed by us. The day-to-day operations of each of our nursing centers are led by an on-site, licensed administrator. The administrator of each nursing center is supported by other professional personnel, including a medical director, who assists in the medical management of the nursing center, and a director of nursing, who supervises a team of registered nurses, licensed practical nurses and nurse aides. Other personnel include those providing therapy, dietary, activities and social service, housekeeping, laundry, maintenance and office services. The majority of personnel at our nursing centers, including the administrators, are our employees.

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

Significant Transactions.
Disposals
On December 1, 2018, the Company completed the sale of the assets and transfer of the operations of Diversicare of Fulton, LLC, Diversicare of Clinton, LLC and Diversicare of Glasgow, LLC (the “Kentucky Properties”) to Fulton Nursing and Rehabilitation LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC, Westwood Nursing and Rehabilitation LLC, and Westwood Glasgow Propco for a purchase price of $18.7 million, On August 30, 2019, the Company terminated operations of ten centers in Kentucky and concurrently transferred operations to a new operator. These ten centers are collectively referred to as the "Kentucky Centers." The sale of the Kentucky Properties and the termination of operations at the Kentucky Centers are referred to collectively as the "Kentucky Exit." As a result of the Kentucky Exit, the Company no longer operates any skilled nursing centers in the State of Kentucky. The Kentucky Exit represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results. In accordance with Accounting Standards Codification ("ASC") 205-40, Presentation of Financial Statements- Discontinued Operations, the Company's discontinued operating results have been reclassified on the face of the financial statements and the footnotes to reflect the discontinued status of these operations. Refer to Note 3, "Discontinued Operations" to the consolidated financial statements.
Lease Agreements
On October 1, 2018, the Company entered into a new Master Lease Agreement (the "Lease") with Omega Healthcare Investors (the "Lessor") to lease 34 centers currently owned by Omega and operated by Diversicare. The old Master Lease with Omega provided for its operation of 23 skilled nursing centers in Texas, Kentucky, Alabama, Tennessee, Florida, and Ohio. Additionally, Diversicare operated 11 centers owned by Omega under separate leases in Missouri, Kentucky, Indiana, and Ohio. The Lease entered into by Diversicare and Omega consolidated the leases for all 34 centers under one new Maser Lease. The Lease was subsequently amended on August 30, 2019 when the Company terminated operations of the Kentucky Centers and concurrently transferred operations to a new operator. The agreement effectively amended the Lease with the Lessor to remove the ten Kentucky facilities, reduce the annual rent expense, and release the Company from any further obligations arising under the Master Lease Agreement with respect to the Kentucky facilities. The remaining Lease terms remain unchanged with an initial term of twelve years and two optional 10-year extensions. The annual lease fixed escalator remains at 2.15% which began on October 1, 2019.

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
Limited supply of centers. As the nation's population of seniors continues to grow and life expectancy continues to expand, there continues to be limitations on granting Certificates of Need (“CON”) in most states for new skilled nursing centers. We believe that there will be continued demand for skilled nursing beds in the markets in which we operate. CON laws generally require a state agency to determine public need for any construction or expansion of healthcare facilities. We believe that the CON process tends to restrict the supply and availability of licensed skilled nursing center beds. High construction costs, limitations on state and federal government reimbursement for the full costs of construction, and start-up expenses also act to restrict growth in the supply for such centers.
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

The following table set forth net patient revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands): The amounts as reported for revenue in 2019 and 2018 differ from the method of accounting in prior years due to the implementation of ASC 606, Revenues From Contracts with Customers, the new revenue recognition standard. Refer to Note 4, "Revenue Recognition and Receivables" to the consolidated financial statements.

	Year Ended December 31,
	2019		2018		2017
	As reported		As reported		As reported
Medicaid	$222,560	46.9%	$215,924	45.4%	$249,204	51.6%
Medicare	80,798	17.0%	84,959	17.8%	122,043	25.3%
Managed Care	50,323	10.6%	48,879	10.3%	39,162	8.1%
Private Pay and other	121,339	25.5%	126,360	26.5%	72,402	15.0%
Total	$475,020	100.0%	$476,122	100.0%	$482,811	100.0%
The following table sets forth average daily skilled nursing census, or average number of patients per day, by payor source for our continuing operations for the periods presented:

	Year Ended December 31,
	2019		2018		2017
Medicaid	3,912	68.9%	3,909	68.3%	3,954	68.4%
Medicare	529	9.3%	596	10.4%	630	10.9%
Managed Care	264	4.6%	257	4.5%	246	4.3%
Private Pay and other	973	17.2%	961	16.8%	954	16.4%
Total	5,678	100.0%	5,723	100.0%	5,784	100.0%
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
Medicare
Medicare is a federally-funded and administered health insurance program for the aged and for certain chronically disabled individuals. Part A of the Medicare program covers certain services furnished by skilled nursing centers and other institutional providers and inpatient hospital services. Part B covers physician services, durable medical equipment, various outpatient services and certain ancillary services. Under the Managed Medicare program, also known as Medicare Part C, or Medicare Advantage, the federal government contracts with private health insurers to provide members with Medicare benefits. The plans may choose to offer supplemental benefits and impose higher premiums and cost-sharing obligations. An executive order issued in October 2019 seeks to accelerate the shift away from traditional fee-for-service Medicare to Managed Medicare plans.
Skilled nursing facilities. Medicare generally covers skilled nursing center services for beneficiaries who require nursing care or rehabilitation services after a qualifying hospital stay. Medicare pays a per diem rate for each beneficiary, adjusted for patient acuity and additional factors such as geographic differences in wage rates. The payment rates are set forth under a prospective payment system that uses nursing and therapy indexes to assign a payment rate to each beneficiary. The Centers for Medicare & Medicaid Services (“CMS”) updates the rates annually. The payment rates cover all services to be provided to a beneficiary, including room and board, skilled nursing care, therapy, and medications.
In a final rule issued in July 2019, CMS set forth Medicare payment rates for skilled nursing facilities (“SNFs”) for federal fiscal year 2020, estimating 2.4% increase in overall payments. This is based on a SNF market basket percentage increase of 2.8% with a negative 0.4 percentage point productivity adjustment. Effective October 1, 2019, CMS replaced the Resource Utilization Group (“RUG-IV”) case-mix classification system with the Patient-Driven Payment Model (“PDPM”). The PDPM classifies residents in Medicare Part A-covered stays into payment groups based on clinically relevant factors using diagnosis codes, rather than by the volume of services. CMS has stated that it does not intend for the new model to change the aggregate amount of Medicare payments to SNFs. Rather, it intends the new model to more accurately reflect resource utilization.
The payment rates described above are reduced pursuant to ongoing sequestration. The Budget Control Act of 2011 (“BCA”) requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. CMS began imposing a 2% reduction on Medicare claims in April 2013, and these reductions have been extended through 2029.
CMS has implemented policies intended to shift Medicare to value-based payment methodologies, tying reimbursement to quality of care rather than quantity. For example, under the Quality Reporting Program, skilled nursing centers are required to report quality data to CMS or be subject to a 2% reduction to the annual market basket update. Beginning in federal fiscal year 2019, the Skilled Nursing Facility Value-Based Purchasing (“SNF VBP”) Program makes incentive payments available to skilled nursing centers based on their past performance on a specified quality measure related to hospital readmissions. CMS funds the SNF VPB Program incentive payment pool by withholding 2% of skilled nursing center payments and then redistributing some of the withheld payments. Data collected from each performance period will affect Medicare payments two years later.
CMS publishes rankings based on performance scores on the Nursing Home Compare website, which is intended to assist the public in finding and comparing skilled care providers. The Nursing Home Compare website also publishes for each nursing home a rating between 1 and 5 stars as part of CMS’s Five-Star Quality Rating System. An overall star rating is determined based on three components (information from the last three years of health inspections, staffing information, and quality measures), each of which also has its own five-star rating. The ratings are based, in part, on the quality data nursing centers are required to report. For example, nursing centers must report the rate of short-stay residents who are successfully discharged into the community and the percentage who had an outpatient emergency department visit. We remain diligent in continuing to provide outstanding patient care to achieve high rankings for our centers, as well as assuring that our rankings are correct and appropriately reflect our quality results.
Therapy Services. Reimbursement for physical therapy, occupational therapy, and speech-language pathology services covered under Medicare Part B is determined according to the Medicare Physician Fee Schedule (“MPFS”), which is updated annually. For 2020, CMS updated the conversion factor based on a budget neutrality adjustment of 0.14%. If a beneficiary receives multiple therapy treatments in one day, Medicare Part B pays the full rate for the therapy unit of service that has the highest Practice Expense (“PE”) component. A multiple procedure payment reduction is applied to the second and subsequent therapy units, reducing reimbursement to 50% of the applicable PE component. Targeted medical reviews are performed when expenses for a beneficiary exceed a threshold of $3,000 for physical and speech therapy services combined or $3,000 for occupational therapy services alone. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit. Claims above the threshold may be subject to post-payment review of medical necessity documentation by Supplemental Medical Review Contractors.
CMS has implemented value-based programs that affect Medicare payments for physician and other clinician services. Under the Quality Payment Program (“QPP”), a payment methodology intended to reward high-quality patient care, physicians and certain other clinicians, including therapists, are required to participate in one of two QPP tracks. Under both tracks, performance data collected in each performance year will affect Medicare payments two years later. The Advanced Alternative Payment Model (“Advanced APM”) track makes incentive payments available for participation in specific innovative payment models approved by CMS. A provider with sufficient participation in an Advanced APM is exempt from the reporting requirements and payment adjustments imposed under the second track, the Merit-Based Incentive Payment System (“MIPS”). Providers electing to participate in MIPS receive either payment incentives or are subject to payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. MIPS consolidates components of previously established incentive programs, including the Value-Based Payment Modifier program and the Physician Quality Reporting System.
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
The Affordable Care Act requires states to expand Medicaid coverage by adjusting eligibility requirements such as income thresholds. However, the Presidential administration and certain members of Congress continue to attempt to repeal or significantly modify the Affordable Care Act, which may result in changes to Medicaid. Further, states may opt out of the Medicaid expansion. Some states use or have applied to use waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have indicated that they intend to increase state flexibility in the administration of Medicaid programs.
Medicaid reimbursement is often less than a skilled nursing center’s cost of caring for patients. Some states make supplemental payments to Medicaid providers beyond the base payment for specific claims. Upper payment level (“UPL”) supplemental payments are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates. CMS has made and is considering making changes affecting supplemental payments. The Company receives supplemental payments, including through Indiana's UPL program, which provides supplemental Medicaid payments for skilled nursing centers that are licensed to non-state government entities such as county hospital districts. One skilled nursing center previously operated by the Company entered into a transaction with one such hospital district participating in the UPL program, providing for the transfer of the license from the Company to the hospital district. The Company’s operating subsidiary retained the management of the center on behalf of the hospital district. The agreement between the hospital district and the Company is terminable by either party.
We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in 2019 and 2018, along with increased Medicaid acuity in our acuity based states, were the primary contributor to our 1.4% increase in average rate per day for Medicaid patients in 2019 compared to 2018. Based on the rate changes received during the third quarter of 2019, we expect a favorable impact to our rate per day for Medicaid patients as we move into 2020 due to modest rate increases in many of the states in which we operate.
Several states in which we operate face budget shortfalls, which could result in reductions in Medicaid funding for nursing centers. Pressures on state budgets are expected to continue in the future. Certain of the states in which we operate are actively seeking ways to reduce Medicaid spending for nursing center care by such methods as capitated payments and substantial reductions in reimbursement rates. In addition, enrollment in managed Medicaid plans has increased in recent years as states seek to manage costs, utilization, and quality. Managed Medicaid programs enable states to contract with private entities for the delivery of Medicaid health benefits and to handle program responsibilities like care management and claims adjudication. Some states and managed care plans are promoting alternatives to nursing center care, such as community and home-based services.
Legislation and administrative actions at the federal and state levels may significantly alter the funding for, or structure of, Medicaid programs. CMS administrators have also signaled interest in changing Medicaid payment models, including through increased use of value-based care models. We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the year ended December 31, 2019, we derived 17.0% and 46.9% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively.  Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our financial position and profitability.

Employees.
As of February 18, 2020, we employed approximately 6,800 employees, referred to as "team members," in connection with our continuing operations, approximately 4,900 of which are considered full-time team members. Approximately 700 of our team members are represented by a labor union.
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
Supplies and Equipment.
We purchase drugs, solutions and other materials and lease certain equipment required in connection with our business from many suppliers. We have not experienced, and do not anticipate that we will experience, any significant difficulty in purchasing supplies or leasing equipment from current suppliers. In the event that such suppliers are unable or fail to sell us supplies or lease equipment, we believe that other suppliers are available to adequately meet our needs at comparable prices. National purchasing contracts are in place for all major supplies, such as food, linens and medical supplies. These contracts assist in maintaining quality, consistency and efficient pricing. Based on contract pricing for food and other supplies, we expect cost increases in 2020 to be relatively the same or slightly lower than the increases we experienced in 2019.

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
In 2016, CMS published a comprehensive update to the health and safety standards applicable to long-term care facilities participating in the Medicare or Medicaid programs. These revisions are aimed at improving quality of life, care and services in long-term care facilities, optimizing resident safety, and reflecting current professional standards. For example, CMS added requirements related to infection prevention and control, compliance and ethics programs, staff training, and QAPI. We believe we have achieved substantial compliance with the requirements now existing and will achieve substantial compliance prior to the deadline for certain aspects of the program. In April 2019, CMS announced a comprehensive overview of regulations, guidelines, and processes related to safety and quality in nursing homes, including plans to enhance enforcement efforts and increase transparency through the Nursing Home Compare website. It is unclear how related initiatives will affect our operations.
Each center is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If a survey concludes that there are deficiencies in compliance, the center will be subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a center receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. There can be no assurance that, in the future, we will be able to maintain such licenses and certifications for our centers or that we will not be required to expend significant sums in order to comply with regulatory requirements.
Health care and health insurance reform.
In recent years, the U.S. Congress and some state legislatures have considered and enacted significant legislation concerning health care and health insurance. The most prominent of these efforts, the Affordable Care Act, affects how health care services are covered, delivered and reimbursed. The Affordable Care Act expands coverage through a combination of public program expansion and private sector reforms, provides for reduced growth in Medicare program spending, and promotes initiatives that tie reimbursement to quality and care coordination. Some of the provisions, such as the requirement that large employers provide health insurance benefits to full-time employees, have increased our operating expenses. The Affordable Care Act expands the role of home-based and community services, which may place downward pressure on our sustaining population of Medicaid patients. Reforms that we believe may have a material impact on the long-term care industry and on our business include, among others, possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. However, there is considerable uncertainty regarding the future of the Affordable Care Act. The Presidential administration and certain members of Congress have made significant changes to the law, its implementation or its interpretation. For example, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. In addition, effective January 1, 2019, Congress eliminated the financial penalty associated with the individual mandate. As a result of this change, a federal judge in Texas ruled in December 2018 that the individual mandate was unconstitutional and determined that the rest of the Affordable Care Act was, therefore, invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. The law remains in place pending appeal.
Skilled nursing centers are required to bill Medicare on a consolidated basis for certain items and services that they furnish to patients, regardless of the cost to deliver these services. This consolidated billing requirement essentially makes the skilled nursing center responsible for billing Medicare for all care services delivered to the patient during the length of stay. CMS has instituted a number of test programs designed to extend the reimbursement and financial responsibilities under consolidated billing beyond the traditional discharge date to include a broader set of bundled services. Such examples may include, but are not exclusive to, home health, durable medical equipment, home and community based services, and the cost of re-hospitalizations during a specified bundled period. Currently, these test programs for bundled reimbursement are confined to a small set of clinical conditions, but CMS has indicated that it is developing additional bundled payment models. This bundled form of reimbursement could be extended to a broader range of diagnosis related conditions in the future. The potential impact on skilled nursing center utilization and reimbursement is currently unknown. The process for defining bundled services has not been fully determined by CMS and therefore is subject to change during the rule making process. CMS has indicated that it is working toward a unified payment system for post-acute care services, including those provided by skilled nursing centers.
Health Insurance Portability and Accountability Act of 1996 and Privacy and Security Requirements.
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
The HIPAA privacy regulations establish limits on the use and disclosure of protected health information, provide for patients' rights, including rights to access, to request amendment of, and to receive an accounting of certain disclosures of protected health information, and require certain safeguards for protected health information. In addition, each covered entity must contractually bind individuals and entities that furnish services to the covered entity or perform a function on its behalf, and to which the covered entity discloses protected health information, to restrictions on the use and disclosure of that protected health information. Covered entities must report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 calendar days from the discovery of the breach. Notification must also be made to the Department of Health and Human Services and, in certain cases involving large breaches, to the media.
There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. We are subject to any federal and state laws that are more stringent or grant greater privacy rights to individuals. These laws vary and could impose additional penalties. For example, the Federal Trade Commission uses its consumer protection authority to initiate enforcement actions in response to data breaches.
Although we believe that we are in material compliance with the HIPAA regulations and other federal and state laws and regulations related to privacy and security, inadvertent violations may occur in the course of our business. For this and other reasons, the HIPAA regulations and other federal and state laws are expected to continue to impact us operationally and financially and may pose increased regulatory risk.
Self-Referral and Anti-Kickback Legislation.
The health care industry is subject to state and federal laws that regulate the relationships of providers of health care services, physicians and other clinicians. These restrictions include self-referral laws that impose restrictions on physician referrals to any entity with which they have a financial relationship, which is a broadly defined term. We believe our relationships with physicians are in compliance with the self-referral laws. Failure to comply with self-referral laws could subject us to a range of sanctions, including civil monetary penalties and possible exclusion from government reimbursement programs. There are also federal and state laws making it illegal to offer anyone anything of value in return for referral of patients. These laws, generally known as “anti-kickback” laws, are broad and subject to interpretations that are highly fact dependent. Given the lack of clarity of these laws, there can be no absolute assurance that any health care provider, including us, will not be found in violation of the anti-kickback laws in any given factual situation. Strict sanctions, including fines and penalties, exclusion from the Medicare and Medicaid programs and criminal penalties, may be imposed for violation of the anti-kickback laws.

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

Available Information.
We file reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports on Form 8-K. The SEC maintains electronic versions of the Company's reports on its website at www.sec.gov. We also make available, free of charge through our website, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and other materials filed with the SEC as soon as reasonably practical after such material is electronically filed with or furnished to the SEC via a link to the SEC's EDGAR system. Our website address is www.dvcr.com. The information provided on our website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.
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
Each year, we record adjustments to our accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual result in changes to reported expenses and income, they are not directly related to changes in cash because the accrual is not funded. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Our actual professional liabilities may vary significantly from the accrual due to an increase in the number of claims asserted or claim costs in excess of estimates, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. For the years ended December 31, 2019, 2018 and 2017, we recorded professional liability expense from continuing operations of $7.0 million, $6.5 million and $8.0 million, respectively.
We continue to have significant potential professional liability exposure related to our discontinued operations.
Effective August 30, 2019, we terminated our operations in Kentucky. Even though we no longer have on-going operations in Kentucky, the Company is required to continue to defend, and make cash payments related to, professional liability claims asserted against our previously operated nursing centers for events occurring prior to August 30, 2019. The Company has approximately 46 pending law suits related to its operations in Kentucky as of December 31, 2019, and the Company expects additional claims to be filed. We also have one remaining action related to our former operations in Arkansas. Our professional liability insurance coverage for these claims is likely to be substantially less than the amount required to satisfy these claims, and the cash expenditures associated with these claims could have a material adverse effect on our on-going business, results of operations and financial condition. See “Item 3. Legal Proceedings” for further descriptions of pending claims and see “Item 7. Management's Discussion and Analysis of Financial Condition - Accounting Policies and Judgments - Professional Liability and Other Self-Insurance Reserves” for discussion of our reserve for self-insured claims and of our ability to meet our anticipated cash needs.
Our outstanding indebtedness is subject to various financial covenants and floating rates of interest which could be subject to fluctuations based on changing interest rates.
We have long-term indebtedness of $74.1 million at December 31, 2019. Certain of our debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and fixed charge coverage ratios. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of some or all of our debts. Such non-compliance could result in a material adverse impact to our financial position, results of operations and cash flows. We are in compliance with all such covenants, exclusive of the guarantor minimum fixed charge coverage ratio related to the Amended Mortgage Loan and Amended Revolver, which was due to the Kentucky Exit and the related impacts on the Company's financial results. We obtained a waiver of this covenant from our syndicate of banks for the period ending December 31, 2019 in connection with an amendment to the Company's credit facility effective February 25, 2020. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional discussion of our covenants.

In connection with the refinancing transaction in February 2016 discussed in “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources,” we entered into an interest rate swap with respect to a portion of the mortgage loan to mitigate the floating interest rate risk of such borrowing. The interest rate swap converted the variable rate on our mortgage indebtedness to a fixed interest rate for the five year term of this indebtedness, decreasing our exposure to risks of variable rates of interest. While limiting our risk to increases in interest rates by utilizing the interest rate swap, we forgo benefits that might result from downward fluctuations in interest rates. We also are exposed to the risk that our counterpart to the swap agreement will default on its obligations. The February 2020 amendment to our Credit Facility had no impact on our interest rate swap.
Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.
In 2017, the United Kingdom’s Financial Conduct Authority announced that after 2021 it would no longer compel banks to submit the rates required to calculate the London Interbank Offered Rate ("LIBOR"). This announcement indicates that the continuation of LIBOR on the current basis cannot and will not be guaranteed after 2021.  We have a significant number of debt instruments with attributes that are dependent on LIBOR. The transition from LIBOR to an alternative reference rate could have a material adverse effect on our liquidity, financial condition and results of operations.
Our accrual for professional liability claims is not funded, and if a material judgment is entered against us in any lawsuit, we may lack adequate cash to pay the judgment.
As of December 31, 2019, we are engaged in 95 professional liability lawsuits, including 46 of which related to centers we no longer operate. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
We have entered a settlement agreement with the U.S. Department of Justice that requires substantial future payments.
In February 2020, we entered into a settlement agreement with the U.S. Department of Justice and the State of Tennessee of actions alleging violations of the federal False Claims Act in connection with our provision of therapy and the completion of certain resident admission forms. This agreement requires material annual payments for a period of five years ending in February 2025 and also requires a contingent payment in the event the Company sells any of its owned facilities during the five year payment period. Failure to make timely any of these payments could result in rescission of the settlement and result in the government having a very large claim against us, including penalties, and/or make us ineligible to participate in certain government funded healthcare programs, any of which could in turn significantly harm our business and financial condition.  See Legal Proceedings for further information regarding this investigation and the terms of the settlement.
We are subject to the terms of a Corporate Integrity Agreement.
In February 2020, in conjunction with the settlement of the government investigation related to our therapy practices, we entered into a corporate integrity agreement ("CIA") with the Office of the Inspector General of CMS. This agreement has a term of five years and imposes material burdens on the Company, its officers and directors to take actions designed to insure compliance with applicable healthcare laws, including requirements to maintain specific compliance positions within the Company, to report any non-compliance with the terms of the agreement, to return any overpayments received, to submit annual reports and for an annual audit of submitted claims by an independent review organization. The CIA sets forth penalties for non-compliance by the Company with the terms of the agreement, including possible exclusion from federally funded healthcare programs for material violations of the agreement.
Our operational and strategic flexibility is limited due to the number of our centers that are leased from third parties.
A substantial majority of our centers are leased from third parties including 24 centers leased from Omega and 20 centers leased from Golden Living. The loss or deterioration of our relationship with either of these landlords may adversely affect our business. The terms of such leases generally require us to operate such centers as skilled nursing centers, and generally do not allow us to assign the lease to a third party without the applicable landlord’s consent. Therefore, our ability to divest such leased properties is limited, and we may be forced to continue operating such centers as skilled nursing centers even if doing so becomes unprofitable.
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
We are highly dependent on reimbursement by third-party payors, and we may be negatively impacted by changes to third-party payor programs and any delays in reimbursement.
Substantially all of our nursing center revenues are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs and private insurers. For the year ended December 31, 2019, our patient revenues from continuing operations derived from Medicaid, Medicare, Managed Care and private pay (including private insurers) sources were approximately 46.9%, 17.0%, 10.6%, and 25.5%, respectively. Changes in the mix of our patients among Medicare, Medicaid, Managed Care and private pay categories and among different types of private pay sources may affect our net revenues and profitability. For example, we may be adversely affected by increasing enrollment in Managed Medicare and Managed Medicaid programs. Our net revenues and profitability are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.
The federal government makes frequent changes to the reimbursement provided under the Medicare program. Effective October 2019, CMS changed the case-mix model used under the SNF prospective payment system. The new model, known as the Patient-Driven Payment Model, shifts the focus to the patient’s condition and resulting care needs rather than the amount of care provided in order to determine Medicare reimbursement. Future changes to payment rates or methodology could significantly reduce the reimbursement we receive. For example, CMS has indicated that it is working toward a unified payment system for post-acute care services, including those provided by SNFs, home health agencies, and other long-term care providers.
In addition, there may be changes to Medicaid reimbursement rates and methodologies, supplemental payment programs, or provider assessment programs. CMS is considering Medicaid financing limitations that, if finalized as currently proposed, would negatively impact revenues received in connection with supplemental payment programs, among other effects. Further, a number of state governments, including several of the states in which we operate, face projected budget shortfalls and/or deficit spending situations. Because Medicaid is typically a substantial part of a state’s budget, many states are considering or have implemented strategies to reduce Medicaid spending or decrease spending growth. Some states are exploring or implementing alternatives to traditional long-term care, including community and home-based nursing services.
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
The long-term care industry generally, and the nursing home business particularly, is highly competitive. We face direct competition for the acquisition of centers, and our centers face competition for patients. Our ability to compete is based on several factors including, but not limited to, building age and appearance, reputation, relationships with referral sources, availability of patients, survey history and CMS rankings. Some of our present and potential competitors are significantly larger and have or may obtain greater financial and marketing resources than we can. In addition, some competitors are implementing vertical alignment strategies. For example, some hospitals provide long-term care services and some providers are aligned or are pursuing alignment strategies with payors. Certain of our competitors are operated by not-for-profit, non-taxpaying or governmental agencies that can finance capital expenditures on a tax exempt basis and receive funds and charitable contributions unavailable to us. In addition, we may encounter substantial competition from new market entrants. Consequently, there can be no assurance that we will not encounter increased competition in the future, which could limit our ability to attract patients or expand our business, and could materially and adversely affect our business or decrease our market share.
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
The sources and amount of our revenues are determined by a number of factors, including the occupancy rates of our facilities, the length of stay, the payor mix of residents and patients, rates of reimbursement, and patient acuity. These factors may be impacted by continued efforts to shift patients from institutional care settings to home and community-

based services. Changes in patient acuity as well as payor mix among private pay, Medicare, and Medicaid may significantly affect our profitability. In particular, any significant decrease in our population of high-acuity patients or any significant increase in our Medicaid population could have a material adverse effect on our business, financial position, results of operations, and liquidity, especially if state Medicaid programs continue to limit, or more aggressively seek limits on, reimbursement rates or service levels.
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
While we maintain information technology security and safeguards, complex medical systems have been and may continue to be targeted for cyber-attacks, which may result in unauthorized parties obtaining access to our computer systems and networks. Cyber-attacks could result in the misappropriation of our patient information that is protected by law, private employee information, proprietary business information and technology or result in interruptions to our business. The reliability and security of our information technology infrastructure is critical to our business. To the extent that any disruptions or security breaches result in significant loss or damage to our data, or inappropriate use or disclosure of patient, employee or proprietary information, we could be required to notify affected individuals, state and federal agencies and the media of the breach, could experience damage to our reputation and patient relationships and be subject to civil and/or criminal fines and penalties or related class action litigation, any of which could have a material adverse effect on our business, results of operations and financial condition. In addition, we may be at increased risk because we outsource certain services or functions to, or have systems that interface with, third parties. Some of these third parties may store or have access to our data and may not have effective controls, processes, or practices to protect our information from attack, damage, or unauthorized access. A breach or attack affecting any of these third parties could harm our business.
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
We have significant participation in the Texas Quality Incentive Payment Program ("QIPP") and changes to the program by the state of Texas could cause changes in our net earnings.
During 2019, the Company expanded its participation in QIPP as administered by the Texas Health and Human Services Commission. QIPP provides supplemental Medicaid payments for skilled nursing centers that achieve certain quality measures.  Effective September 1, 2019, twelve of the Company’s centers participate in the QIPP and the Company received approximately $1.5 million in additional revenue as a result of the QIPP program in 2019.  If the State of Texas should decide to terminate QIPP, reduce the payments pursuant to the program or determine that the Company can no longer participate in QIPP, such action could have a material adverse effect on our business, financial position, results of operations, and liquidity.
Investing in our business initiatives and development could adversely impact our results of operations and financial condition.
We plan to invest in business initiatives and development that could increase our operating expenses. These initiatives may or may not be successful in growing our census or revenues. A part of our business initiative is to emphasize our skilled nursing facilities' care on patients with shorter stays but higher acuities. Shorter stays may result in decreased census during certain periods. In addition, there is typically a time delay between incurring such expenses and the attaining of revenues and cash flows expected from these initiatives and development. As a result, our revenue and operating cash flow may not increase enough during a reporting period to cover these increased expenses. Such additional revenues may not materialize to the level we anticipate, if at all.
We may be unable to reduce costs to offset decreases in our patient census levels or other expenses completely.
We depend on implementing adequate cost management initiatives in response to fluctuations in levels of patient census in our centers in order to maintain our current cash flow and earnings levels. Fluctuation in our patient census levels may become more common as we continue our emphasis in our skilled nursing facilities on patients with shorter stays but higher acuities. With the average length of stay decreasing for a skilled nursing patient, as well as the increased availability of assisted living facilities and home and community-based services, the challenge of maintaining desirable patient census levels has been amplified. A decline in patient census levels would likely result in decreased revenue. If we are unable to put in place corresponding reductions in costs in response to decreases in our patient census or other revenue shortfalls, our financial condition and operating results would be adversely affected. There are limits in our ability to reduce the costs of our centers because we must maintain required staffing levels.
The geographic concentration of our affiliated facilities could leave us vulnerable to an economic downturn, regulatory changes or acts of nature in those areas.
Our affiliated facilities located in Alabama, Mississippi, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations.
Disasters and similar events may seriously harm our business.
Natural and man-made disasters, pandemics or epidemics, such as the COVID-19 coronavirus outbreak and similar events, including terrorist attacks and acts of nature such as hurricanes, tornados, earthquakes and wildfires, may cause damage or disruption to us, our employees and our centers, which could have an adverse impact on our patients and our business. Our affiliated facilities in Kansas, Missouri, Mississippi, Florida, Alabama and Texas may be more susceptible to damage caused by natural disasters including hurricanes, tornadoes and flooding. In order to provide care for our patients, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our centers, and the availability of employees to provide services at our centers.  If the delivery of goods or the ability of employees to reach our centers were interrupted in any material respect due to a natural disaster, pandemic or other reasons, it would have a significant impact on our centers and our business.  Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more centers, which would be costly and would involve risks, including potentially fatal risks, for the patients.  The impact of disasters, pandemics and similar events is inherently uncertain.  Such events could harm our patients and employees, severely damage or destroy one or more of our centers, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.
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

Healthcare companies are subject to high levels of regulatory scrutiny. Various government agencies and their agents may conduct audits of our operations, including the Department of Health and Human Services (“HHS”) Office of Inspector General (“OIG”), which is tasked with combating fraud, waste and abuse within the Medicare and Medicaid programs. The OIG’s enforcement priorities are outlined in a work plan that is updated monthly. These priorities include life safety reviews, compliant billing, quality of care, poorly performing nursing facilities, hospitalizations, criminal background checks, Medicare part B services, accuracy of clinical data collected by nursing facilities, transparency of ownership, and civil monetary penalty funds. We cannot predict the likelihood, scope or outcome of any OIG investigations of our centers.
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
A FCA violation occurs when a provider knowingly submits a claim for items or services not provided. Liability also arises for the known failure to report and refund an overpayment received from the government. Some courts have held that providers who allegedly have violated other statutes, such as self-referral or kickback laws, have thereby submitted false claims under the FCA. Allegations of poor quality of care can also lead to FCA actions under a theory of worthless services, which contends that care provided was so deficient that it was tantamount to no service at all.

The implied certification theory expands the scope of the FCA. Under the implied certification theory, a violation of the FCA occurs when a provider’s request for payment implies a certification of compliance with the applicable statutes, regulations or contract provisions that are preconditions to payment. The recognition of this theory has increased the risk that a healthcare company will have to defend a false claims action, pay fines and treble damages or settlement amounts or be excluded from federal and state healthcare programs as a result of an investigation arising out of the FCA. Many states have enacted similar laws providing for imposition of civil and criminal penalties for the filing of fraudulent claims.
Because we submit thousands of claims to Medicare each year and there is a relatively long statute of limitations under the FCA, there is a risk that intentionally, or even negligently or recklessly submitted claims that prove to be incorrect, or billing errors, cost reporting errors or lapses in statutory or regulatory compliance with regard to the provision of healthcare services (including, without limitation the Anti-Kickback Statue and the self-referral laws discussed above), could result in significant civil or criminal penalties against us. We recently settled one such false claims act case, and there can be no assurance that our operations will not be subject to review, scrutiny, penalties or enforcement actions under these laws, or that these laws will not change in the future. Any penalties or allegations involving false claims, whether valid or not, could have a significant impact on our business.
We are subject to laws governing the confidentiality of patient health information.
Both federal and state laws impose certain requirements regarding maintaining the confidentiality of patient health information and other personal information. In particular, HIPAA regulations require us to protect the medical records and other personal health information of our patients, limit our use of and ability to disclose such information, give patients a right to access and amend their personal health information, and notify affected patients, HHS, and, in the case of large breaches, the media of breaches involving unsecure patient health information. A violation of HIPAA or any other federal or state laws regarding the confidentiality or use of personal information could subject us to civil or criminal penalties, and could in turn damage our reputation, affect our ability to attract or retain patients, and thereby have a material adverse effect on our revenues, financial position, results of operations and cash flows.
We cannot predict the effects that healthcare reform initiatives, including possible repeal or invalidation of or changes to the Affordable Care Act, and other changes in government programs may have on our business, financial condition or results of operations.
In recent years, there have been initiatives on the federal and state levels for comprehensive reforms affecting the availability, payment and reimbursement of healthcare services in the United States. The most prominent of these efforts is the Affordable Care Act, which affects how healthcare services are covered, delivered and reimbursed. However, there is significant uncertainty regarding the future of the Affordable Care Act. The law has been subject to legislative and regulatory changes and court challenges. For example, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. Effective January 1, 2019, Congress eliminated the penalty associated with the individual mandate to maintain health insurance. As a result of this change, a federal judge in Texas ruled in December 2018 that the individual mandate was unconstitutional and determined that the rest of the Affordable Care Act was, therefore, invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded the case for further consideration of how this affects the rest of the law. The law remains in place pending the appeals process. The elimination of the individual mandate penalty and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.
It is difficult to predict the impact of the Affordable Care Act and related regulations or the impact of its modification on our operations in light of the uncertainty regarding whether, when or how the law will be further changed, and the ultimate impact of court challenges. There is also uncertainty regarding whether, when, and what other health reform initiatives will be adopted and the impact of such efforts on providers and other healthcare industry participants. For example, some members of Congress have proposed significantly expanding the coverage of government-funded programs, including single payor proposals. CMS administrators have indicated that they intend to grant states additional flexibility in the administration of state Medicaid programs, including expanding the scope of waivers under which states may impose different eligibility or enrollment restrictions or otherwise implement programs that vary from federal standards. CMS administrators have also signaled interest in changing Medicaid payment models, including adopting value-based care models. We are unable to predict the nature and success of future financial or delivery system reforms that may be implemented by other, non-governmental industry participants, such as private payors. Healthcare reform initiatives, including changes to or repeal or invalidation of the Affordable Care Act, could materially and adversely affect our business, financial condition and results of operations.

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
In addition, other states that do not require CON approval have effectively barred the expansion of existing facilities and the development of new ones by placing partial or complete moratoria on the number of new Medicaid beds they will certify in certain areas or in the entire state. Other states have established such stringent development standards and approval procedures for constructing new healthcare facilities that the construction of new facilities, or the expansion or renovation of existing facilities, may become cost prohibitive or extremely time-consuming. In addition, in some states, the acquisition of a facility being operated by a non-profit organization requires the approval of the state Attorney General.
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
We are subject to both state and federal income taxes in the U.S. and our operations, plans and results are affected by tax and other initiatives. On December 22, 2017, a law commonly known as the Tax Cuts and Jobs Act (“Tax Act") was enacted in the United States. Among other things, the Tax Act reduced the U.S. corporate income tax rate to 21 percent, which resulted in changes in the valuation of our deferred tax assets and liabilities.
Accounting guidance requires that deferred tax assets be reduced by a valuation allowance, when it is more likely than not that a tax benefit will not be realized. As of December 31, 2019, we had net deferred tax assets of approximately $21.8 million, against which we have applied a full valuation allowance. We continually assess the realizability of our deferred tax assets.
Any such change in valuation could have a material impact on our income tax expense and net deferred tax assets.We are also subject to regular reviews, examinations, and audits by the Internal Revenue Service ("IRS") and other taxing authorities with respect to our taxes. There are uncertainties and ambiguities in the application of the Tax Act and it is possible that the IRS could issue subsequent guidance or take positions on audit that differ from our interpretations and assumptions. Although we believe our tax estimates are reasonable, if a taxing authority disagrees with the positions we have taken, we could face additional tax liability, including interest and penalties. Our effective tax rate could be adversely affected by changes in the mix of earnings in states with different statutory tax rates, changes in the valuation of deferred tax assets and liabilities, changes in tax laws and regulations, changes in our interpretations of tax laws, including the Tax Act. Unanticipated changes in our tax rates or exposure to additional income tax liabilities could affect our profitability. There can be no assurance that payment of such additional amounts upon final adjudication of any disputes will not have a material impact on our results of operations and financial position.

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
The proposed Medicaid Fiscal Accountability Regulation ("MFAR") could adversely impact our federal Medicaid revenue in some of our facilities.
On November 18, 2019, CMS published a proposed rule, MFAR, that could impact our federal Medicaid revenue in some of our facilities. Specifically, some states' Medicaid programs allow for UPL payments to be made to SNFs that are owned and operated by a non-state government ("NSG") provider, such as a city or county hospital. These supplemental UPL payments are paid through federal Medicaid funds, but administered through the state. The Company currently has twelve centers in Texas and one center in Indiana that have entered into UPL arrangements (Texas QIPP). Of these centers five have entered into agreements with a NSG hospital in which operations have been transferred to the NSG hospital, but Diversicare manages these facilities. This has allowed these facilities to obtain supplemental UPL funds from the federal Medicaid program.
The proposed MFAR rule, if enacted as currently written, would institute sweeping changes to the UPL program, including changes to: (i) the calculations related to the UPL payments; (ii) the definition of "public funds" that can be used for intergovernmental transfers ("IGT") (which would negatively impact the available revenue for UPL payments); and (iii) the definition of a "non-state government" provider (making fewer entities eligible to participate). Additionally, the proposed MFAR rule requires additional and detailed reporting by states related to the UPL payments and suggests that CMS will increase scrutiny of hospitals/ facilities that are part of such arrangements.
In addition to changes to the UPL program, the proposed MFAR rule would disallow states from receiving federal funds for provider taxes that impose undue burden on the Medicaid program. Such burdens include: (i) taxing providers that provide less Medicaid services at lower rates than those that provide relatively more Medicaid services; (ii) Medicaid services, in general, being taxed more than non-Medicaid services (except when excluding Medicare/Medicaid revenue); (iii) Not taxing, or taxing at a lower rate, groups of providers with no Medicaid services compared to other groups. States would have three years to comply with the MFAR requirements once a rule is finalized.
If the proposed MFAR rule goes into effect, without change, the number or our facilities participating in the UPL program, and/or the amount of reimbursement we receive through the UPL program, could drastically decrease or even cease. Such would have a significant and adverse effect on our Medicaid revenue, and as a result could have a material and adverse effect on our business, financial condition or results of operations.
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

Our common stock is no longer listed on the NASDAQ Capital Market and is quoted only in the Pink Sheets, making them subject to additional "penny stock" rules, which could negatively affect our stock price and liquidity.
On August 27, 2019, the Company was notified by Nasdaq that it denied the Company’s appeal and determined to delist the Company’s Common Stock from the Nasdaq Capital Market.  Accordingly, the trading of the Company’s Common Stock was suspended on the Nasdaq Capital Market at the opening of business on August 29, 2019.
On October 11, 2019, Nasdaq filed a Form 25 with the Securities & Exchange Commission to effect the formal delisting of the Company’s common stock from the Nasdaq Capital Market, which became effective October 21, 2019. The Form 25 filing did not cause the removal of any shares of the Company’s common stock from registration under the Exchange Act and the Company remains subject to the periodic reporting requirements of the Exchange Act.  The Company believes that the delisting of its common stock from the Nasdaq Capital Market, as well as the related process leading up to delisting, has had a negative impact on the Company’s common stock market price as well as on the liquidity of its common stock.
Delisting from Nasdaq may adversely affect our ability to raise additional financing through the public or private sale of equity securities, may affect the ability of investors to trade our securities and may negatively affect the value and liquidity of our common stock. Delisting also could have other negative results, including the potential loss of employee confidence and the loss of institutional investor interest and business development opportunities.
Since the suspension of trading on Nasdaq on August 29, 2019, the Company's Common stock began trading on the OTCQX under the trading symbol "DVCR." However, there is no assurance that an active market will be maintained for the Company’s Common Stock. An investor would likely find it less convenient to sell, or to obtain accurate quotations in seeking to buy, our common stock on an over-the-counter market, and many investors would likely not buy or sell our common stock due to difficulty in accessing over-the-counter markets, policies preventing them from trading in securities not listed on a national exchange or other reasons. In addition, as a delisted security, our common stock is subject to SEC rules as a “penny stock,” which impose additional disclosure requirements on broker-dealers. The regulations relating to penny stocks, coupled with the typically higher cost per trade to the investor of penny stocks due to factors such as broker commissions generally representing a higher percentage of the price of a penny stock than of a higher-priced stock, would further limit the ability of investors to trade in our common stock. For these reasons and others, delisting could adversely affect the liquidity, trading volume and price of our common stock, causing the value of an investment in us to decrease and having an adverse effect on our business, financial condition and results of operations, including our ability to attract and retain qualified employees, to raise capital, and execute on a strategic alternative.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own 15 and lease 47 long-term care centers as discussed in “Item 1 Business - Nursing Centers and Services.” See further details below.
Our current operations include 47 nursing centers subject to operating leases, including 24 owned by Omega Health Investors ("Omega"), 20 owned by Golden Living and three owned by other parties. In our role as lessee, we are responsible for the day-to-day operations of all operated centers. These responsibilities include recruiting, hiring and training all nursing and other personnel, and providing patient care, nutrition services, marketing, quality improvement, accounting, and data processing services for each center. The lease agreements pertaining to our 47 leased centers are “triple net” leases, requiring us to maintain the premises, provide insurance, pay taxes and pay for all utilities. See the table below for a summary of owned and leased beds operated by the Company.

State	Centers	Leased Beds	Owned Beds	Total Operational Beds (1)
Alabama	20	2,079	306	2,385
Florida	1	79	—	79
Indiana	1	172	—	172
Kansas	6	—	483	483
Mississippi	9	1,039	—	1,039
Missouri	3	455	—	455
Ohio	4	651	—	651
Tennessee	5	497	120	617
Texas	13	1,370	475	1,845
Total	62	6,342	1,384	7,726
____________

(1)	The number of Operational Beds includes 397 Licensed Assisted Living/Residential Beds.
Brentwood Support Center and Regional Offices
We lease approximately 29,000 square feet of office space in Brentwood, Tennessee that houses our executive offices and centralized management support functions. Lease periods on these centers range up to three years. Regional executives for Kansas work from an office of approximately 922 square feet. We believe that our leased properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

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
As of December 31, 2019, we are engaged in 95 professional liability lawsuits, including those related centers we no longer operate. Twenty-three lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In February 2020, we entered into a settlement agreement with the U.S. Department of Justice and the State of Tennessee of actions alleging violations of the federal False Claims Act in connection with our provision of therapy and the completion of certain resident admission forms. This settlement resolved an investigation that had begun in 2012 and covers the time period from

January 1, 2010 through December 31, 2015. This agreement requires material annual payments for a period of five years ending in February 2025 and also requires a contingent payment in the event the Company sells any of its owned facilities during the five year payment period. Failure to make timely any of these payments could result in rescission of the settlement and result in the government having a very large claim against us, including penalties, and/or make us ineligible to participate in certain government funded healthcare programs, any of which could in turn significantly harm our business and financial condition.
In conjunction with the settlement of the government investigation related to our therapy practices, we entered into a corporate integrity agreement with the Office of the Inspector General of CMS. This agreement has a term of five years and imposes material burdens on the Company, its officers and directors to take actions designed to insure compliance with applicable healthcare laws, including requirements to maintain specific compliance positions within the Company, to report any non-compliance with the terms of the agreement, to return any overpayments received, to submit annual reports and for an annual audit of submitted claims by an independent review organization. The CIA sets forth penalties for non-compliance by the Company with the terms of the agreement, including possible exclusion from federally funded healthcare programs for material violations of the agreement.
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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information. Our common stock is traded on the OTCQX Market and began trading there on August 29, 2019. The Company's OTCQX ticker symbol is “DVCR.”
Our common stock has been traded since May 10, 1994. On February 28, 2020, the closing price for our common stock was $2.28, as reported by OTCMarkets.com.
Holders. On February 28, 2020, there were approximately 260 holders of record. Most of our shareholders have their holdings in the street name of their broker/dealer.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Diversicare Healthcare Services, Inc. provides long-term care services to nursing center patients in nine states, primarily in the Southeast, Midwest and Southwest. Our centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, we offer a variety of comprehensive rehabilitation services as well as nutritional support services. As of December 31, 2019, our continuing operations consist of 62 nursing centers with 7,329 licensed skilled nursing beds and 397 assisted-living and other residential beds. We own 15 and lease 47 of our nursing centers included in continuing operations. The Company's continuing operations include centers in Alabama, Florida, Indiana, Kansas, Mississippi, Missouri, Ohio, Tennessee, and Texas.
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
Improving skilled mix and average Medicare rate:
One of our key performance indicators is skilled mix. We believe that our skilled mix is an important indicator of our success in attracting high-acuity patients because it represents the percentage of our patients who are reimbursed by Medicare, managed care and other skilled payors, for whom we receive higher reimbursement rates. Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the years ended December 31, 2019, 2018 and 2017 was 13.9%, 14.9% and 15.2%, respectively. For the past several years, census and skilled mix trends have been affected by healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payors and conveners to divert certain skilled nursing referrals to home health or other community-based care settings.
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
On December 1, 2018, the Company completed the sale of the assets and transfer of the operations of Diversicare of Fulton, LLC, Diversicare of Clinton, LLC and Diversicare of Glasgow, LLC (the “Kentucky Properties”) with Fulton Nursing and Rehabilitation LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC, Westwood Nursing and Rehabilitation LLC, and Westwood Glasgow Propco for a purchase price of $18.7 million. On August 30, 2019, the Company terminated operations of ten centers in Kentucky and concurrently transferred operations to a new operator. These ten centers are collectively referred to as the "Kentucky Centers." The sale of the Kentucky Properties and the termination of operations at the Kentucky Centers are referred to collectively as the "Kentucky Exit." As a result of the Kentucky Exit, the Company no longer operates any skilled nursing centers in the State of Kentucky. The Kentucky Exit represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results. In accordance with Accounting Standards Codification ("ASC 205"), the Company's discontinued operating results have been reclassified on the face of the financial statements and the footnotes to reflect the discontinued status of these operations. Refer to Note 3, "Discontinued Operations" to the consolidated financial statements.
On October 1, 2018, the Company entered into a New Master Lease Agreement (the "Lease") with Omega Healthcare Investors (the "Lessor") to lease 34 centers currently owned by Omega and operated by Diversicare. The old Master Lease with Omega provided for its operation of 23 skilled nursing centers in Texas, Kentucky, Alabama, Tennessee, Florida, and Ohio. Additionally, Diversicare operated 11 centers owned by Omega under separate leases in Missouri, Kentucky, Indiana, and Ohio. The Lease entered into by Diversicare and Omega consolidated the leases for all 34 centers under one New Maser Lease. The Lease was subsequently amended on August 30, 2019 when the Company terminated operations of ten centers in Kentucky and concurrently transferred operations to a new operator. The agreement effectively amended the Master Lease Agreement with the Lessor to remove the ten Kentucky Centers, reduce the annual rent expense, and release the Company from any further obligations arising under the Lease with respect to the Kentucky facilities. The remaining Lease terms remain unchanged with an initial term of twelve years and two optional 10-year extensions. The annual lease fixed escalator remains at 2.15% which began on October 1, 2019.
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

Selected Financial and Operating Data
The following table summarizes the Diversicare statements of continuing operations for the years ended December 31, 2019, 2018 and 2017, and sets forth this data as a percentage of revenues for the same year:

	Year Ended December 31,
	(Dollars in thousands)
	2019		2018		2017
Revenues:
Patient revenues, net	$475,020	100.0%	$476,122	100.0%	$482,811	100.0%
Expenses:
Operating	380,870	80.2%	381,178	80.1%	389,916	80.8%
Lease and rent expense	52,990	11.2%	49,231	10.3%	48,248	10.0%
Professional liability	6,996	1.5%	6,498	1.4%	7,992	1.7%
Litigation contingency expense	3,100	0.7%	6,400	1.3%	—	—%
General & administrative	28,009	5.9%	30,237	6.4%	31,342	6.5%
Depreciation and amortization	9,122	1.9%	9,991	2.1%	9,252	1.9%
Lease termination receipts	—	—%	—	—%	(180)	—%
	481,087	101.4%	483,535	101.6%	486,570	100.9%
Operating loss	(6,067)	(1.4)%	(7,413)	(1.6)%	(3,759)	(0.9)%
Other income (expense):
Other income	281	0.1%	160	—%	472	0.1%
Gain on bargain purchase	—	—%	—	—%	925	0.2%
Gain on sale of investment in unconsolidated affiliate	—	—%	308	0.1%	733	0.2%
Hurricane costs	—	—%	—	—%	(232)	—%
Interest expense, net	(5,994)	(1.3)%	(5,533)	(1.2)%	(5,353)	(1.1)%
Debt retirement costs	—	—%	(267)	(0.1)%	—	—%
	(5,713)	(1.2)%	(5,332)	(1.2)%	(3,455)	(0.6)%
Loss from continuing operations before income taxes	(11,780)	(2.6)%	(12,745)	(2.8)%	(7,214)	(1.5)%
Benefit (provision) for income taxes	(15,694)	(3.3)%	1,481	0.3%	(2,534)	(0.5)%
Loss from continuing operations	$(27,474)	(5.9)%	$(11,264)	(2.5)%	$(9,748)	(2.0)%

The following table presents data about the centers we operated as part of our operations as of the dates:

	December 31,
	2019	2018	2017
Licensed Nursing Center Beds:
Owned	1,365	1,365	1,607
Leased	5,964	6,849	6,849
Total	7,329	8,214	8,456
Facilities:
Owned	15	15	18
Leased	47	57	58
Total	62	72	76

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
Revenues
Patient Revenues, Net
The Company adopted ASC 606, Revenue from Contracts with Customers, effective January 1, 2018, using the modified retrospective transition method.  The Company uses an estimate of variable considerations to arrive at the transaction price, including methods and assumptions used to determine settlements with Medicare and Medicaid payors.  Results for reporting periods beginning after January 1, 2018 are presented under ASC 606, while comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. See Note 4, “Revenue Recognition and Receivables.”
Professional Liability and Other Self-Insurance Reserves
Accrual for Professional and General Liability Claims
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, consolidated offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), which has issued a policy insuring claims made against all of the Company's nursing centers in Florida and Tennessee, several of the Company’s nursing centers in Alabama, Ohio, and Texas and several of the Company's prior nursing centers in Kentucky for claims prior to the transfer of such operation. The insurance coverage provided for these centers under the SHC policy include coverage limits of $1.0 million or $3.0 million per medical incident with a sublimit per center of $3.0 million and total annual aggregate policy limits of $5.0 million. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide coverage limits of $1.0 million per claim and have sublimits of $3.0 million per center, with varying aggregate policy limits and deductibles.  The deductibles for these policies vary in amount and are covered through the insurance subsidiary.
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $27.4 million and $1.0 million of estimated insurance recovery receivables as of December 31, 2019, including $2.2 million for settlements that are expected to be paid in 2020, estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis. The payments due under the government settlement agreement are not included in this reserve.
The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of this reserve. Since May 2012, the actuary has assisted management in the preparation of the appropriate accrual for incurred but not reported general and professional liability claims based on data furnished as of May 31 and November 30 of each year. The actuary primarily utilizes historical data regarding the frequency and cost of the Company's past claims over a multi-year period, industry data and information regarding the number of occupied beds to develop its estimates of the Company's ultimate professional liability cost for current periods.
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
The Company's cash expenditures for self-insured professional liability costs from continuing operations were $4.6 million, $6.5 million and $6.6 million for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Professional liability costs are material to our financial position, and changes in estimates, as well as differences between estimates and the ultimate amount of loss, may cause a material fluctuation in our reported results of operations. Our professional liability expense was $7.0 million, $6.5 million and $8.0 million for the years ended December 31, 2019, 2018 and 2017, respectively. These amounts are material in relation to our reported loss from continuing operations for the related periods of $27.5 million, $11.3 million and $9.7 million, respectively. The total liability recorded at December 31, 2019 was $27.4 million, compared to current assets of $72.3 million and total assets of $440.4 million.
Accrual for Other Self-Insured Claims
With respect to workers' compensation insurance, substantially all of our employees are covered under either a prefunded deductible policy or state-sponsored programs. We have been and remain a non-subscriber to the Texas workers' compensation system and are, therefore, completely self-insured for employee injuries with respect to our Texas operations. From June 30, 2003 until June 30, 2007, our workers' compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through December 31, 2019, we are covered by a prefunded deductible policy. Under this policy, we are self-insured for the first $0.5 million per claim, subject to an aggregate maximum of $3.0 million. We fund a loss fund account with the insurer to pay for claims below the deductible. We account for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred.
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

Asset Impairment
We evaluate our property, equipment, right-of-use assets, and other long-lived assets on a quarterly basis to determine if facts and circumstances suggest that the assets may be impaired or that the estimated depreciable life of the asset may need to be changed for significant physical changes in the property, or significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows or fair values of the property if impairment indicators exist. The need to recognize impairment is based on estimated undiscounted future cash flows from an asset compared to the carrying value of that asset. If recognition of impairment is necessary, it is measured as the amount by which the carrying amount of the asset exceeds the fair value of the asset.
No impairment of long lived assets was recognized during 2019, 2018, or 2017. If our estimates or assumptions with respect to an asset change in the future, we may be required to record impairment charges for our assets.

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

Stock-Based Compensation
We recognize compensation cost for all share-based payments granted on a straight-line basis over the vesting period. For restricted shares, we utilize the market price at the grant date in order to calculate the stock-based compensation expense to be recognized during the vesting period. During the years ended December 31, 2019, 2018, and 2017, we recorded charges of approximately $0.6 million, $1.1 million and $1.0 million in stock-based compensation, respectively. Stock-based compensation expense is a non-cash expense and such amounts are included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees.

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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of December 31, 2019, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$81,239	$7,905	$73,283	$51	$—
Settlement obligations (2)	2,230	2,230	—	—	—
Operating leases (3)	463,724	50,819	104,600	107,700	200,605
Required capital expenditures under operating leases (4)	18,698	2,081	4,162	4,161	8,294
Total	$565,891	$63,035	$182,045	$111,912	$208,899

(1)
Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our finance lease obligations. Our long-term debt obligations decreased $3.6 million between December 31, 2018 and December 31, 2019. See Note 7, "Long-Term Debt, Interest Rate Swap and Finance Lease Obligations" to the consolidated financial statements included in this report for additional information.

(2)
Settlement obligations relate to professional liability cases that are expected to be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.

(3)
Represents minimum annual lease payments (exclusive of taxes, insurance, and maintenance costs) under our operating lease agreements, which does not include renewals. Our operating lease obligations decreased $161.2 million between December 31, 2018 and December 31, 2019, which was due to scheduled rent payments, as well as the exit from the State of Kentucky. See Note 6, "Leases" to the consolidated financial statements included in this report for additional information.

(4)
Includes annual expenditure requirements under operating leases. Our required capital expenditures decreased $7.9 million between December 31, 2018 and December 31, 2019. The decrease is due to the exit from the State of Kentucky.

Employment Agreements
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.7 million as of December 31, 2019. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee.

Civil Investigative Demand
In February 2020, we entered into a settlement agreement in the amount of $9.5 million with the U.S. Department of Justice and the State of Tennessee of actions alleging violations of the federal False Claims Act in connection with our provision of therapy and the completion of certain resident admission forms. This settlement resolved an investigation that had begun in 2012 and covers the time period from January 1, 2010 through December 31, 2015. This agreement requires material annual payments for a period of five years ending in February 2025 and also requires a contingent payment in the event the Company sells any of its owned facilities during the five year payment period. Failure to make timely any of these payments could result in rescission of the settlement and result in the government having a very large claim against us, including penalties, and/or make us ineligible to participate in certain government funded healthcare programs, any of which could in turn significantly harm our business and financial condition.

In conjunction with the settlement of the government investigation related to our therapy practices, we entered into a corporate integrity agreement with the Office of the Inspector General of CMS. This agreement has a term of five years and imposes material burdens on the Company, its officers and directors to take actions designed to insure compliance with applicable healthcare laws, including requirements to maintain specific compliance positions within the Company, to report any non-compliance with the terms of the agreement, to return any overpayments received, to submit annual reports and for an annual audit of submitted claims by an independent review organization. The CIA sets forth penalties for non-compliance by the Company with the terms of the agreement, including possible exclusion from federally funded healthcare programs for material violations of the agreement.

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

(in thousands)	Year Ended December 31,
	2019	2018	Change	%
PATIENT REVENUES, net	$475,020	$476,122	$(1,102)	(0.2)%
EXPENSES:
Operating	380,870	381,178	(308)	(0.1)%
Lease and rent expense	52,990	49,231	3,759	7.6%
Professional liability	6,996	6,498	498	7.7%
Litigation contingency expense	3,100	6,400	(3,300)	(51.6)%
General and administrative	28,009	30,237	(2,228)	(7.4)%
Depreciation and amortization	9,122	9,991	(869)	(8.7)%
Total expenses	481,087	483,535	(2,448)	(0.5)%
OPERATING LOSS	(6,067)	(7,413)	1,346	18.2%
OTHER INCOME (EXPENSE):
Other income	281	160	121	75.6%
Gain on sale of investment in unconsolidated affiliate	—	308	(308)	(100.0)%
Interest expense, net	(5,994)	(5,533)	(461)	(8.3)%
Debt retirement costs	—	(267)	267	100.0%
	(5,713)	(5,332)	(381)	(7.1)%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,780)	(12,745)	965	7.6%
BENEFIT (PROVISION) FOR INCOME TAXES	(15,694)	1,481	(17,175)	N/M
LOSS FROM CONTINUING OPERATIONS	$(27,474)	$(11,264)	$(16,210)	(143.9)%

NET LOSS PER COMMON SHARE:
Continuing operations per common share - basic	$(4.25)	$(1.77)	$(2.48)	(140.1)%
Continuing operations per common share - dilutive	$(4.25)	$(1.77)	$(2.48)	(140.1)%

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,459	6,372
Dilutive	6,459	6,372

N/M = Not Meaningful

(in thousands)	Year Ended December 31,
	2018	2017	Change	%
PATIENT REVENUES, net	$476,122	$482,811	$(6,689)	(1.4)%
EXPENSES:
Operating	381,178	389,916	(8,738)	(2.2)%
Lease and rent expense	49,231	48,248	983	2.0%
Professional liability	6,498	7,992	(1,494)	(18.7)%
Litigation contingency expense	6,400	—	6,400	100%
General and administrative	30,237	31,342	(1,105)	(3.5)%
Depreciation and amortization	9,991	9,252	739	8.0%
Lease termination receipts	—	(180)	180	100.0%
Total expenses	483,535	486,570	(3,035)	(0.6)%
OPERATING LOSS	(7,413)	(3,759)	(3,654)	(97.2)%
OTHER INCOME (EXPENSE):
Other income	160	472	(312)	(66.1)%
Gain on bargain purchase	—	925	(925)	(100.0)%
Gain on sale of investment in unconsolidated affiliate	308	733	(425)	(58.0)%
Hurricane costs	—	(232)	232	100.0%
Interest expense, net	(5,533)	(5,353)	(180)	(3.4)%
Debt retirement costs	(267)	—	(267)	(100.0)%
	(5,332)	(3,455)	(1,877)	(54.3)%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(12,745)	(7,214)	(5,531)	(76.7)%
BENEFIT (PROVISION) FOR INCOME TAXES	1,481	(2,534)	4,015	158.4%
LOSS FROM CONTINUING OPERATIONS	$(11,264)	$(9,748)	$(1,516)	(15.6)%

NET LOSS PER COMMON SHARE:
Continuing operations per common share - basic	$(1.77)	$(1.55)	$(0.22)	(14.2)%
Continuing operations per common share - dilutive	$(1.77)	$(1.55)	$(0.22)	(14.2)%

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,372	6,279
Dilutive	6,372	6,279

Year Ended December 31, 2019 Compared With Year Ended December 31, 2018
Patient Revenues
Patient revenues were $475.0 million in 2019 and $476.1 million in 2018, a decrease of $1.1 million or 0.2%.
Our average Medicaid, Private and Medicare rates per patient day for the twelve months ended December 31, 2019 increased compared to the twelve months ended December 31, 2018, by 1.4%, 2.3%, and 2.2%, respectively, resulting in increases in revenue of $3.5 million, $0.8 million, and $2.2 million, respectively. Our Hospice and Managed Care average daily census for the twelve months ended December 31, 2019 increased 16.2% and 2.7%, respectively, resulting in $4.5 million and $1.0 million in additional revenue, respectively. Conversely, our Medicare and Private average daily census for the twelve months ended December 31, 2019 decreased 11.1% and 10.9%, respectively, resulting in revenue losses of $10.9 million and $4.0 million, respectively. The QIPP and IGT resulted in $1.2 million in additional revenues for the twelve months ended December 31, 2019
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Year Ended December 31,
	2019	2018
Skilled nursing occupancy	77.5%	78.1%
As a percent of total census:
Medicaid census	68.9%	68.3%
Medicare census	9.3%	10.4%
Managed Care census	4.6%	4.5%
As a percent of total revenues:
Medicaid revenues	46.9%	45.4%
Medicare revenues	17.0%	17.8%
Managed Care revenues	10.6%	10.3%
Average rate per day:
Medicare	$462.39	$451.21
Medicaid	$179.25	$176.79
Managed Care	$392.94	$390.64

Operating Expense
Operating expense decreased to $380.9 million in 2019 from $381.2 million in 2018. Operating expense increased to 80.2% of revenue in 2019, compared to 80.1% of revenue in 2018.
The decrease in operating expenses is mostly attributable to a decrease in nursing and ancillary costs of $2.8 million for the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018. This was offset by increases in health insurance costs of $2.4 million for the twelve months ended December 31, 2019 compared to the twelve months ended December 31, 2018.
One of the largest components of operating expenses is wages, which increased from $229.0 million for the twelve months ended December 31, 2018 to $229.3 million for the twelve months ended December 31, 2019.
Lease Expense
Lease expense increased to $53.0 million in 2019 from $49.2 million in 2018, an increase of $3.8 million, or 7.6%. The increase in lease expense was due to rent increases resulting from the New Master Lease Agreement with Omega Healthcare Investors and the impact of straight line rent expense. See Note 11, "Commitments and Contingencies" to the consolidated financial statements for further discussion of the New Master Lease Agreement.
Professional Liability
Professional liability expense was $7.0 million in 2019 compared to $6.5 million in 2018, an increase of $0.5 million, or 7.7%. Our cash expenditures for professional liability costs, including the State of Kentucky, were $4.6 million and $6.5 million for 2019 and 2018, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies, the premium costs of purchased insurance, and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
Litigation Contingency Expense
In June 2019, the Company and the U.S. Department of Justice reached an agreement in principle on the financial terms of a settlement regarding a civil investigative demand. In anticipation of the execution of final agreements and payment of a settlement amount of $9.5 million, the Company recorded an additional contingent liability related to the DOJ investigation of $3.1 million during the twelve months ended December 31, 2019 to increase our previously estimated and recorded liability related to this investigation. Refer to Note 11, "Commitments and Contingencies" to the consolidated financial statements for further discussion.
General and Administrative Expense
General and administrative expenses were approximately $28.0 million in 2019 compared to $30.2 million in 2018, a decrease of $2.2 million, or 7.4%. The decrease in general and administrative expense is mainly attributable to $1.2 million of executive severance expense for the twelve months ended December 31, 2018. The remaining change is due to a decrease in salaries and related taxes of $0.6 million for the twelve months ended December 31, 2019 as compared to the twelve months ended December 31, 2018.
Depreciation and Amortization
Depreciation and amortization expense was approximately $9.1 million in 2019 and $10.0 million in 2018, a decrease of $0.9 million, or 8.7%. The decrease in depreciation and amortization expense relates to a decrease in capital expenditures.
Interest Expense, Net
Interest expense has increased to $6.0 million in 2019 compared to $5.5 million in 2018, an increase of $0.5 million. The increase was primarily attributable to outstanding borrowings on our loan facilities.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss before taxes of $11.8 million in 2019, as compared to a loss before taxes of $12.7 million in 2018. The provision for income taxes was $15.7 million in 2019, resulting in an effective rate of 133.2%. The benefit for income taxes was $1.5 million in 2018, resulting in an effective rate of 11.6%. The fluctuation is attributable to a full valuation allowance of $21.9 million in 2019. The basic and diluted loss per common share from continuing operations were $4.25 and $4.25 in 2019, respectively, compared to a basic and diluted loss per common share from continuing operations of $1.77 and $1.77 in 2018, respectively.

Year Ended December 31, 2018 Compared With Year Ended December 31, 2017
Patient Revenues
Patient revenues were $476.1 million in 2018 and $482.8 million in 2017, a decrease of $6.7 million or 1.4%. The difference between patient revenues for 2018 is primarily due to the implementation of ASC 606. Refer to Note 4, "Revenue Recognition and Receivables" to the consolidated financial statements. The following table summarizes the revenue fluctuations attributable to our portfolio growth (in thousands):

	Year Ended December 31,
	2018	2017
	As reported	As reported	Change
Same-store revenue	$466,826	$472,910	$(6,084)
2017 acquisition revenue	9,296	4,553	4,743
2017 disposition revenue	—	5,348	(5,348)
Total revenue	$476,122	$482,811	$(6,689)

Revenue increased by $6.7 million, which is primarily attributable to revenue contributions from the acquisition of a center in Alabama ("Park Place") during the third quarter of 2017 of $4.7 million. The increase from the acquisition activity was offset by a decrease in revenues attributable to the 2017 disposition of a center in Mississippi ("Carthage") of $5.3 million. Refer to Note 2, "Business Developments" to the consolidated financial statements. The increase in same store revenue of $6.1 million is explained in more detail below.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Year Ended December 31,
	2018	2017
	As reported	As reported
Skilled nursing occupancy	78.1%	78.7%
As a percent of total census:
Medicaid census	68.3%	68.4%
Medicare census	10.4%	10.9%
Managed Care census	4.5%	4.3%
As a percent of total revenues:
Medicaid revenues	51.8%	51.6%
Medicare revenues	24.1%	25.3%
Managed Care revenues	8.7%	8.1%
Average rate per day:
Medicare	$451.21	$452.52
Medicaid	$176.79	$172.62
Managed Care	$390.64	$378.15

The average Medicaid rate per patient day for same-store nursing centers in 2018 increased 2.4% compared to 2017, resulting in an increase in revenue of $5.9 million. This average rate per day for Medicaid patients is the result of rate increases in certain states and increasing patient acuity levels. The average Managed Care, Hospice, and Private rate per patient day for same-store nursing centers in 2018 increased 3.4%, 4.5%, and 3.1%, respectively, compared to 2017, resulting in an increase in revenue of $1.2 million, $1.0 million, and $1.2 million, respectively.
Our total average daily census decreased by approximately 2.6% compared to 2017. On a same-store basis, our Medicare, Medicaid and Private average daily census for 2018 decreased compared to 2017, resulting in decreases in revenue of $5.8 million, $2.9 million and $3.4 million, respectively. Conversely, our Managed Care and Hospice average daily census increased in 2018 compared to 2017 by $1.5 million and $3.7 million, respectively. Additionally, our ancillary revenue increased by $2.3 million in 2018 compared to 2017.

Operating Expense
Operating expense decreased to $381.2 million in 2018 from $389.9 million in 2017. The difference between operating expenses for 2018 is primarily due to the implementation of ASC 606. Refer to Note 4, "Revenue Recognition and Receivables" to the consolidated financial statements. Operating expense decreased from 80.8% of revenue in 2017 to 80.1% of revenue in 2018. The following table summarizes the operating expense fluctuations attributable to our portfolio growth (in thousands):

	Year Ended December 31,
	2018	2017
	As reported	As reported	Change
Same-store operating expenses	$374,356	$382,134	$(7,778)
2017 acquisition operating expenses	6,822	3,640	$3,182
2017 disposition operating expenses	—	4,142	$(4,142)
Total operating expenses	$381,178	$389,916	(8,738)
The difference between operating expenses for 2018 is primarily due to the implementation of ASC 606. Refer to Note 4, "Revenue Recognition and Receivables" to the consolidated financial statements. Same-store operating expenses decreased by $7.8 million, which is primarily attributable to the implementation of ASC 606. Same-store operating salaries and related taxes increased by $2.3 million. Our same-store legal and accounting fees increased by $1.1 million.
Lease Expense
Lease expense increased to $49.2 million in 2018 from $48.2 million in 2017, an increase of $1.0 million, or 2.0%. The increase in lease expense was due to rent increases resulting from the New Master Lease Agreement with Omega Healthcare Investors and the impact of straight line rent expense. See Note 11, "Commitments and Contingencies" to the consolidated financial statements for further discussion of the New Master Lease Agreement.
Professional Liability
Professional liability expense was $6.5 million in 2018 compared to $8.0 million in 2017, a decrease of $1.5 million, or 18.7%. Our cash expenditures for professional liability costs, including the State of Kentucky, were $6.5 million and $6.6 million for 2018 and 2017, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies, the premium costs of purchased insurance, and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
Litigation Contingency Expense
The Company recorded a contingent liability related to the DOJ investigation for $6.4 million in 2018. In June 2019, the Company and the U.S. Department of Justice reached an agreement in principle on the financial terms of a settlement regarding the civil investigative demand. Refer to Note 11, "Commitments and Contingencies" to the consolidated financial statements for further discussion of the investigation.
General and Administrative Expense
General and administrative expenses were approximately $30.2 million in 2018 compared to $31.3 million in 2017, a decrease of $1.1 million, or 3.5%. The overall decrease in general and administrative expenses was attributable to a $1.1 million decrease in salaries and related expenses.
Depreciation and Amortization
Depreciation and amortization expense was approximately $10.0 million in 2018 and $9.3 million in 2017, an increase of $0.7 million, or 8.0%. The increase in depreciation and amortization expense relates to capital expenditures.
Lease termination receipts
The Company ceased operations at our Carthage, Mississippi, center in September 2017, which resulted in a $0.2 million cash termination receipt, net of legal costs.
Gain on bargain purchase
The Company acquired the operations and assets of a center in Selma, Alabama in July 2017. In connection with the business combination, we recognized $0.9 million gain on bargain purchase.

Gain on sale of investment in unconsolidated affiliate
Gain on the sale of investment in unconsolidated affiliate was $0.3 million and $0.7 million for 2018 and 2017, respectively. The additional gains recognized in 2018 and 2017 are related to the final liquidation of remaining net assets affiliated with the partnership.
Hurricane costs
Hurricane costs of $0.2 million were incurred in 2017, which related to Hurricanes Harvey and Irma.
Interest Expense, Net
Interest expense increased to $5.5 million in 2018 compared to $5.4 million in 2017, an increase of $0.1 million. The increase was primarily attributable to outstanding borrowings on our loan facilities.
Debt retirement costs
Debt retirement costs were $0.3 million in 2018 as a result of a reduction of the debt balances for the Mortgage Loan and Revolver in connection with the latest amendments to our financing agreements. See Note 7, "Long-Term Debt, Interest Rate Swap and Finance Lease Obligations" to the consolidated financial statements for further discussion on the amended debt agreement.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss before taxes of $12.7 million in 2018, as compared to income before taxes of $7.2 million in 2017. The benefit for income taxes was $1.5 million in 2018, resulting in an effective rate of 11.6%. The provision for income taxes was $2.5 million in 2017, resulting in an effective rate of 35.1%. The higher effective tax rate in 2017 reflects the impact of a revaluation of our net deferred tax assets of $5.5 million as a result of the Tax Act. The basic and diluted loss per common share from continuing operations were $1.77 and $1.77 in 2018, respectively, compared to a basic and diluted loss per common share from continuing operations of $1.55 and $1.55 in 2017, respectively.

Liquidity and Capital Resources
Liquidity
Our primary source of liquidity is the net cash flows provided by the operating activities of our centers. These internally generated cash flows are used to service existing debt obligations, fund required capital expenditures as well as provide cash flows for investing opportunities. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit us over the long term. Options for our cash include, but are not limited to, capital improvements, acquisitions, and payment of existing debt obligations, as well as initiatives to improve nursing center performance. We review these potential uses and align them to our cash flows with a goal of achieving long-term success.
Net cash provided by operating activities of continuing operations totaled $12.3 million, $5.7 million, and $2.1 million in 2019, 2018, and 2017, respectively. The increase in cash provided by operating activities between 2019 and 2018 is due to increased collections of accounts receivable, which was slightly offset by an increase in accounts payable and accrued expenses. Additionally, we recognized a decrease of $3.3 million in loss contingency expense period over period. The cash provided by continuing operations increased $3.6 million from $5.7 million in 2017 to $2.1 million in 2018. Operating activities of discontinued operations used cash of $7.0 million and $0.1 million in 2019 and 2018, respectively, and provided cash of $10.0 million in 2017.
Our cash expenditures related to professional liability claims were $4.6 million, $6.5 million and $6.6 million for 2019, 2018 and 2017, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $5.0 million, $7.2 million, $16.1 million in 2019, 2018, and 2017, respectively. The decrease in cash used in continuing operations was due to a decrease in capital expenditures. The change in our cash from investing activities between 2018 and 2017 is attributable to the asset purchase of Park Place in Selma, Alabama in July 2017 for $8.8 million. Net cash provided by investing activities of discontinued operations in 2018 totaled $17.7 million and used cash of $1.3 million in 2017. The cash provided by investing activities of discontinued operations during 2018 is due to the sale of Diversicare of Fulton, LLC, Diversicare of Clinton, LLC and Diversicare of Glasgow, LLC (the "Kentucky Properties") on December 1, 2018 for $18.7 million. The proceeds from the sale were immediately applied to our outstanding borrowings on our mortgage and revolver facilities, which is in accordance with our debt agreements. We have used $5.0 million, $7.5 million, and $8.4 million in 2019, 2018 and 2017, respectively, for capital expenditures of continuing operations.
Net cash used in financing activities of continuing operations were $0.3 million and $16.9 million in 2019 and 2018, respectively, compared to net cash provided by financing activities of continuing operations of $4.6 million in 2017. The decrease in cash used in financing activities between 2019 and 2018 is due to the decrease in net repayments of $14.9 million. The significant decrease in net repayments of debt obligations is due to the proceeds received from the sale of three Kentucky centers of $18.7 million, which was immediately used to relieve debt on our mortgage and revolver facilities in 2018. See Note 7, "Long-Term Debt, Interest Rate Swap and Finance Lease Obligations" to the consolidated financial statements for further discussion on the amended debt agreement related to the sale of the Kentucky centers. Cash provided by financing activities in 2017 is primarily due to draws on the Company's revolving credit facility of $21.0 million, acquisition revolver of $8.5 million and amending our credit facility resulting in proceeds of $7.5 million. The proceeds received were offset by repayments of $30.2 million. Financing activities reflect dividends on common stock of $1.1 million in 2018, and $1.4 million in 2017.
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
As of December 31, 2019, we have recorded total liabilities for reported professional liability claims and estimates for incurred, but unreported claims of $27.4 million. Our calculation of this estimated liability is based on the Company's best estimates of the likelihood of adverse judgments with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of December 31, 2019, we had $75.0 million of outstanding long-term debt and capital lease obligations. The $75.0 million total includes $0.9 million in capital lease obligations. The balance of the long-term debt is comprised of $49.7 million owed on our collateralized mortgage debt, $14.0 million currently outstanding on a revolving credit facility, $1.0 million on an affiliated revolver, and $9.4 million on the acquisition loan facility.
Under the terms of the agreements, a syndicate of banks provided a mortgage loan with an original balance of $80.0 million with a five year maturity through February 26, 2021, consisting of $67.5 million term and $12.5 million acquisition loan facilities ("Amended Mortgage Loan"), and a $42.3 million revolver through February 26, 2021 ("Amended Revolver"). The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25 year amortization. Interest on the term and acquisition loan facilities are based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30.0 million. The Amended Mortgage Loan balance was $59.1 million as of December 31, 2019, consisting of $49.7 million on the term loan facility with an interest rate of 5.8% and $9.4 million on the acquisition loan facility with an interest rate of 6.5%. The Amended Mortgage Loan is secured by 15 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the revolvers are cross-collateralized and cross-defaulted. The Company's revolvers have an interest rate of LIBOR plus 4.0% and are secured by accounts receivable and are subject to limits on the maximum amount of loans that can be outstanding under the revolvers based on borrowing base restrictions. Eligible accounts receivable are calculated as defined and consider 80% of certain net receivables while excluding receivables from private pay patients, those pending approval by Medicaid and receivables greater than 120 days.
As of December 31, 2019, the Company had $15.0 million in borrowings outstanding under its revolvers compared to $15.0 million outstanding as of December 31, 2018. The interest rate related to the revolvers was 5.75% as of December 31, 2019. The outstanding borrowings on the revolvers were used primarily for temporary working capital requirements. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has 4 letters of credit with a total value of $12.1 million outstanding as of December 31, 2019. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolvers and the maximum loan amount of $31.6 million, the balance available for borrowing under the revolvers was $5.8 million at December 31, 2019.
Our lending agreements contain various financial covenants, the most restrictive of which relate to debt service coverage ratios. We are in compliance with all such covenants, exclusive of the minimum guarantor fixed charge coverage ratio related to the Amended Revolver and the Amended Mortgage Loan, which was due to the exit from the State of Kentucky and and the related impact on our operating activities. We obtained a waiver of this covenant from our syndicate of banks for the period ending

December 31, 2019 in connection with an amendment to our credit facility effective February 25, 2020. See Note 13, "Subsequent Events" to the consolidated financial statements for further discussion on the amended debt agreement.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at December 31, 2019
Credit Facility:
Minimum fixed charge coverage ratio	1.01:1.00	Waived
Minimum adjusted EBITDA	$9.5 million	$10.0 million
Current ratio (as defined in agreement)	1.00:1.00	1.20:1.00
Mortgaged Centers:
EBITDAR (mortgaged centers)	$10.0 million	$13.9 million
Affiliated Revolver:
Minimum fixed charge coverage ratio	1:00:1:00	1.30:1:00
Minimum adjusted EBITDA	$0.8 million	$0.9 million
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

Finance Lease Obligations
Upon acquisition of certain centers, we assume certain leases, primarily related to equipment, that constitute capital leases. Additionally, the Company leases certain technology equipment that supports the clinical systems, including electronic medical records, at our nursing centers that constitute capital leases.
As a result of the lease agreements above, we have recorded the underlying lease assets and finance lease obligations of $0.9 million, $0.9 million, and $1.4 million as of December 31, 2019, 2018, and 2017, respectively. These lease agreements provide terms of three to five years.

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

Net accounts receivable attributable to patient services of continuing operations totaled $60.5 million at December 31, 2019 compared to $66.3 million at December 31, 2018, representing approximately 54 days and 50 days revenue in accounts receivable, respectively. The decrease in net accounts receivable was due to the exit from the State of Kentucky. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.

Inflation
Based on contract pricing for food and other supplies and recent market conditions, we expect cost increases in 2020 to be relatively the same or slightly lower than the increases in 2019. We expect salary and wage increases for our skilled health care providers to continue to be higher than average salary and wage increases, as is common in the healthcare industry.

Off-Balance Sheet Arrangements
We have four letters of credit outstanding totaling approximately $12.1 million as of December 31, 2019. The letters of credit serve as security deposits for certain center leases. The letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. Forward-looking statements are predictive in nature and are frequently identified by the use of terms such as "may," "will," "should," "expect," "believe," "estimate," "intend," and similar words indicating possible future expectations, events or actions. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to:

•	our ability to successfully operate all of our centers,

•	our ability to increase census and occupancy rates at our centers,

•	changes in governmental reimbursement, including the new Patient-Driven Payment Model that was implemented in October 2019,

•	our ability to comply with the Settlement Agreement entered with the Department of Justice and the State of Tennessee,

•
our ability to comply with the Corporate Integrity Agreement entered in conjunction with the Settlement Agreement with the government, including the results of annual claims audits required thereunder.

•	government regulation,

•	the impact of the Affordable Care Act, efforts to repeal or further modify the Affordable Care Act, and other health care reform initiatives,

•	any increases in the cost of borrowing under our credit agreements,

•	our ability to comply with covenants contained in those credit agreements,

•	our ability to extend or replace our current credit facility,

•	our ability to comply with the terms of our master lease agreements,

•	our ability to renew or extend our leases at or prior to the end of the existing lease terms,

•	the outcome of professional liability lawsuits and claims, including claims related to our discontinued operations,

•	our ability to control ultimate professional liability costs,

•	the accuracy of our estimate of our anticipated professional liability expense,

•	the impact of future licensing surveys,

•	laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors,

•	the costs of investing in our business initiatives and development,

•	our ability to control costs,

•	our ability to attract and retain qualified healthcare professionals,

•	changes to our valuation of deferred tax assets,

•	changing economic and competitive conditions,

•	changes in anticipated revenue and cost growth,

•	changes in the anticipated results of operations,

•	the effect of changes in accounting policies as well as others.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of December 31, 2019, we had outstanding borrowings of approximately $74.1 million, $47.4 million of which were subject to variable interest rates. In connection with February 2016 financing agreement, we entered into an interest rate swap with respect to one half of the Amended Mortgage Loan to mitigate the floating interest rate risk of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.5 million annually, representing the impact of increased or decreased interest expense on variable rate debt.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Diversicare, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2019. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. Management reviewed the results of its assessment with our Audit Committee.
Changes in Internal Control over Financial Reporting
There has been no change (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal control over financial reporting that has occurred during our fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our Directors, Executive Officers and Corporate Governance is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning Executive Compensation is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning Certain Relationships and Related Transactions, and Director Independence is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning the fees and services provided by our principal accountant is incorporated herein by reference to our definitive proxy statement for our 2020 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Financial statements and schedule for us and our subsidiaries required to be included in Part II, Item 8 are listed below.

Exhibits
The exhibits filed as part of this Report on Form 10-K are listed in the Exhibit Index below.

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

4.2	Description of each class of securities registered under Section 12 of the Exchange Act.

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

*10.4	Advocat Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 20, 2006).

*10.5	First Amendment to the Advocat Inc. 2005 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.63 to the Company's annual report on Form 10-K for the year ended December 31, 2008).

*10.6	Advocat Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 28, 2010).

*10.7
First Amendment to the Diversicare Healthcare Services, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 26, 2017).

*10.8	Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed May 2, 2008).

*10.9
Employment Agreement effective January 1, 2013, between Leslie Campbell and Advocat Inc. (incorporated by reference to Exhibit 10.49 to the Company’s annual report on Form 10-K for the year ended December 31, 2012).

10.10
Second Amended and Restated Term Loan and Security Agreement dated February 26, 2016 (incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2016).

10.11
Second Amended and Restated Guaranty (Revolver) dated as of February 26, 2016, by the Company to and for the benefit of The PrivateBank in its capacity as administrative agent (incorporated by reference to Exhibit 10.29 to the Company's Annual Report of Form 10-K for the year ended December 31, 2018).

10.12
Second Amended and Restated Guaranty (Term) dated as of February 26, 2016, by the Company to and for the benefit of The PrivateBank in its capacity as administrative agent(incorporated by reference to Exhibit 10.30 to the Company's Annual Report of Form 10-K for the year ended December 31, 2018).

10.13
Third Amended and Restated Revolving Loan and Security Agreement dated February 26, 2016 (incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2016).

*10.14
Amendment to Diversicare Healthcare Services, Inc. 2008 Employee Stock Purchase Plan for Key Personnel (incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

10.15
First Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated August 3, 2016 (incorporated by reference to exhibit 10.12 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

10.16
First Amendment to Second Amended and Restated Term Loan and Security Agreement dated August 3, 2016 (incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

10.17
Second Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated October 3, 2016 (incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2016).

10.18
Third Amendment to the Third Amended and Restated Revolving Loan and Security Agreement dated December 29, 2016 (incorporated by reference to Exhibit 10.55 to the Company's Annual Report of Form 10-K for the year ended December 31, 2016).

**10.19
Amended and Restated Golden Living Master Lease Agreement dated November 1, 2016 (incorporated by reference to Exhibit 10.57 to the Company's Annual Report of Form 10-K for the year ended December 31, 2016).

10.20
Fourth Amendment to the Third Amended and Restated Revolving Loan And Security Agreement dated June 30, 2017 (incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2017).

10.21
Second Amendment to the Second Amended and Restated Term Loan and Security Agreement dated June 30, 2017 (incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2017).

10.22
Fifth Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated February 27, 2018 (incorporated by reference to Exhibit 10.61 to the Company's Annual Report of Form 10-K for the year ended December 31, 2017).

10.23
Third Amendment to Second Amended and Restated Term Loan and Security Agreement dated February 27, 2018 (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).

*10.24	Kelly Gill Separation Agreement (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

*10.25
Employment Agreement effective September 10, 2018, between Kerry D. Massey and Diversicare Healthcare Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed September 5, 2018).

*10.26
Amended Employment Agreement effective July 6, 2018, between James R. McKnight, Jr. and Diversicare Healthcare Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed September 20, 2018).

**10.27
Master Lease Agreement Effective October 1, 2018 by and between the Company and Omega Healthcare Investors (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.28
Amended and Restated Guaranty in favor of Omega Healthcare Investors, Inc. dated October 1, 2018. (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018).

10.29
Amended and Restated Security Agreement dated October 1, 2018 by and among the Company and a syndicate of financial institutions and banks (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018).

10.30
Asset Purchase Agreement dated October 30, 2018 by and between Diversicare of Fulton, LLC, Diversicare of Fulton Properties, LLC, Diversicare of Clinton, LLC, Diversicare of Clinton Properties, LLC, Diversicare of Glasgow, LLC and Fulton Nursing and Rehabilitation LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC and Westwood Nursing and Rehabilitation LLC (incorporated by reference to Exhibit 10.47 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018).

10.31
Fourth Amendment to Second Amended and Restated Term Loan and Security Agreement dated December 1, 2018 (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018).

10.32
Sixth Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated December 1, 2018 (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018).

10.33
Seventh Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated May 13, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.34
Fifth Amendment to Second Amended and Restated Term Loan and Security Agreement dated May 13, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.35
First Amendment to Omega Master Lease Agreement dated August 20, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.36	Eighth Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated February 25, 2020.

10.37	Sixth Amendment to Second Amended and Restated Term Loan and Security Agreement dated February 25, 2020.

10.38	First Amendment to Revolving Loan and Security Agreement dated February 25, 2020.

10.39	Settlement Agreement with the U.S. Department of Justice and the State of Tennessee dated February 14, 2020.

10.40	Corporate Integrity Agreement with the Office of the Inspector General of CMS dated February 14, 2020.

21	Subsidiaries of the Registrant.

23.1	Consent of BDO USA, LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

	*	Indicates management contract or compensatory plan or arrangement.
	**	Confidential treatment has been requested for portions of this exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSICARE HEALTHCARE SERVICES, INC.

/s/ Chad A. McCurdy
Chad A. McCurdy
Chairman of the Board
March 5, 2020

/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
President and Chief Executive Officer
(Principal Executive Officer)
March 5, 2020

/s/ Kerry D. Massey
Kerry D. Massey
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
March 5, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chad A. McCurdy	/s/ Robert Z. Hensley
Chad A. McCurdy	Robert Z. Hensley
Chairman of the Board and Director	Director
March 5, 2020	March 5, 2020

/s/ James R. McKnight, Jr.	/s/ Leslie K. Morgan
James R. McKnight, Jr.	Leslie K. Morgan
President and Chief Executive Officer	Director
Director	March 5, 2020
March 5, 2020

/s/ Robert A. McCabe, Jr.	/s/ Richard M. Brame
Robert A. McCabe, Jr.	Richard M. Brame
Director	Director
March 5, 2020	March 5, 2020

/s/ Ben R. Leedle, Jr.
Ben R. Leedle, Jr.
Director
March 5, 2020

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

Consolidated Financial Statements
For the Years Ended December 31, 2019, 2018 and 2017
Together with Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Diversicare Healthcare Services, Inc.
Brentwood, Tennessee
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diversicare Healthcare Services, Inc. (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive loss, shareholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for leases effective January 1, 2019. The Company adopted FASB Accounting Standards Update 2016-02, Leases (ASC 842).
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

Nashville, Tennessee
March 5, 2020

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND 2018

(in thousands, except per share amounts)

ASSETS	2019	2018	LIABILITIES AND SHAREHOLDERS' DEFICIT	2019	2018

CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$2,710	$2,685	Current portion of long-term debt and finance lease obligations	$3,498	$12,449
Receivables	60,521	66,257	Current portion of operating lease liability	23,736	—
Self-insurance receivables	1,011	4,475	Trade accounts payable	14,641	15,659
Other receivables	2,534	1,191	Current liabilities of discontinued operations	—	86
Prepaid expenses and other current assets	5,056	4,659	Accrued expenses:
Income tax refundable	484	1,115	Payroll and employee benefits	16,780	19,471
Current assets of discontinued operations	—	155	Self-insurance reserves, current portion	13,829	13,158
Total current assets	72,316	80,537	Other current liabilities	11,545	9,522
			Total current liabilities	84,029	70,345
			NONCURRENT LIABILITIES:
			Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	70,637	60,984
PROPERTY AND EQUIPMENT, at cost	132,775	127,644	Operating lease liability, less current portion	295,636	—
Less accumulated depreciation and amortization	(85,020)	(76,801)	Self-insurance reserves, less current portion	16,291	16,057
Property and equipment, net	47,755	50,843	Litigation contingency	9,000	6,400
			Other noncurrent liabilities	1,691	6,656
			Total noncurrent liabilities	393,255	90,097
OTHER ASSETS:			COMMITMENTS AND CONTINGENCIES
Operating lease right-of-use assets	310,238	—	SHAREHOLDERS’ DEFICIT:
Deferred income taxes, net	—	15,851	Common stock, authorized 20,000 shares, $.01 par value, 6,908 and 6,751 shares issued, and 6,676 and 6,519 shares outstanding, respectively	69	68
Deferred leasehold costs	—	206	Treasury stock at cost, 232 shares of common stock	(2,500)	(2,500)
Other noncurrent assets	4,323	3,244	Paid-in capital	24,026	23,413
Acquired leasehold interest, net	5,736	6,307	Accumulated deficit	(59,079)	(23,016)
Noncurrent assets of discontinued operations	—	2,256	Accumulated other comprehensive income	568	837
Total other assets	320,297	27,864	Total shareholders’ deficit	(36,916)	(1,198)
	$440,368	$159,244		$440,368	$159,244

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2019	2018	2017
PATIENT REVENUES, net	$475,020	$476,122	$482,811
EXPENSES:
Operating	380,870	381,178	389,916
Lease and rent expense	52,990	49,231	48,248
Professional liability	6,996	6,498	7,992
Litigation contingency expense	3,100	6,400	—
General and administrative	28,009	30,237	31,342
Depreciation and amortization	9,122	9,991	9,252
Lease termination receipts	—	—	(180)
Total expenses	481,087	483,535	486,570
OPERATING LOSS	(6,067)	(7,413)	(3,759)
OTHER INCOME (EXPENSE):
Other income	281	160	472
Gain on bargain purchase	—	—	925
Gain on sale of investment in unconsolidated affiliate	—	308	733
Hurricane costs	—	—	(232)
Interest expense, net	(5,994)	(5,533)	(5,353)
Debt retirement costs	—	(267)	—
Total other income (expense)	(5,713)	(5,332)	(3,455)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(11,780)	(12,745)	(7,214)
BENEFIT (PROVISION) FOR INCOME TAXES	(15,694)	1,481	(2,534)
LOSS FROM CONTINUING OPERATIONS	(27,474)	(11,264)	(9,748)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating income (loss), net of income tax provision of ($517), ($731) and ($4,209), respectively	(9,322)	(957)	4,921
Gain on lease modification, net of tax	733	—	—
Gain on sale of assets, net of tax	—	4,825	—
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(8,589)	3,868	4,921
NET LOSS	$(36,063)	$(7,396)	$(4,827)
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$(4.25)	$(1.77)	$(1.55)
Discontinued operations	(1.33)	0.61	0.78
	$(5.58)	$(1.16)	$(0.77)
Per common share – diluted
Continuing operations	$(4.25)	$(1.77)	$(1.55)
Discontinued operations	(1.33)	0.61	0.78
	$(5.58)	$(1.16)	$(0.77)
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$—	$0.17	$0.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,459	6,372	6,279
Diluted	6,459	6,372	6,279

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
NET LOSS	$(36,063)	$(7,396)	$(4,827)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge, net of tax	(269)	279	976
Less: reclassification adjustment for amounts recognized in net loss	—	(151)	(462)
Total other comprehensive income (loss)	(269)	128	514
COMPREHENSIVE LOSS	$(36,332)	$(7,268)	$(4,313)
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity (Deficit)
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2016	6,592	$66	232	$(2,500)	$21,935	$(8,276)	$195	$11,420
Net loss	—	—	—	—	—	(4,827)	—	(4,827)
Common stock dividends declared	—	—	—	—	47	(1,431)	—	(1,384)
Issuance/redemption of equity grants, net	95	1	—	—	(95)	—	—	(94)
Interest rate cash flow hedge	—	—	—	—	—	—	514	514
Stock based compensation	—	—	—	—	833	—	—	833

BALANCE, DECEMBER 31, 2017	6,687	67	232	(2,500)	22,720	(14,534)	709	6,462
Net loss	—	—	—	—	—	(7,396)	—	(7,396)
Common stock dividends declared	—	—	—	—	31	(1,086)	—	(1,055)
Issuance/redemption of equity grants, net	64	1	—	—	(218)	—	—	(217)
Interest rate cash flow hedge	—	—	—	—	—	—	128	128
Stock based compensation	—	—	—	—	880	—	—	880

BALANCE, DECEMBER 31, 2018	6,751	68	232	(2,500)	23,413	(23,016)	837	(1,198)
Net loss	—	—	—	—	—	(36,063)	—	(36,063)
Issuance/redemption of equity grants, net	157	1	—	—	40	—	—	41
Interest rate cash flow hedge	—	—	—	—	—	—	(269)	(269)
Stock based compensation	—	—	—	—	573	—	—	573

BALANCE, DECEMBER 31, 2019	6,908	$69	232	$(2,500)	$24,026	$(59,079)	$568	$(36,916)

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(36,063)	$(7,396)	$(4,827)
Income (loss) from discontinued operations	(8,589)	3,868	4,921
Loss from continuing operations	(27,474)	(11,264)	(9,748)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,122	9,991	9,252
Provision for doubtful accounts	—	—	8,202
Deferred income tax provision (benefit)	15,421	(926)	2,040
Provision for self-insured professional liability, net of cash payments	4,739	2,325	1,342
Stock based and deferred compensation	573	1,127	1,027
Debt retirement costs	—	267	—
Provision for leases, net of cash payments	3,897	(106)	(936)
Amortization of right-of-use assets	21,890	—	—
Litigation contingency expense	3,100	6,400	—
Gain on sale of assets and unconsolidated affiliate	—	(308)	(733)
Gain on bargain purchase	—	—	(925)
Deferred bonus	—	—	761
Other	1,507	415	524
Changes in other assets and liabilities affecting operating activities:
Receivables	9,200	(2,289)	(10,721)
Prepaid expenses and other assets	(6,693)	(5,926)	385
Trade accounts payable and accrued expenses	(1,793)	6,010	1,589
Operating lease liabilities	(21,154)	—	—
Net cash provided by continuing operations	12,335	5,716	2,059
Net cash provided by (used in) discontinued operations	(7,003)	(65)	10,001
Net cash provided by operating activities	5,332	5,651	12,060
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,980)	(7,531)	(8,423)
Acquisition of property and equipment through business combination	—	—	(8,750)
Proceeds from unconsolidated affiliate	—	308	1,100
Net cash used in continuing operations	(4,980)	(7,223)	(16,073)
Net cash provided by (used in) discontinued operations	6	17,653	(1,307)
Net cash provided by (used in) investing activities	(4,974)	10,430	(17,380)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt and finance lease obligations	(12,541)	(36,684)	(30,154)
Proceeds from issuance of debt	12,500	21,689	37,067
Financing costs	(333)	(146)	(195)
Issuance and redemption of employee equity awards	41	(217)	(94)
Payment of common stock dividends	—	(1,054)	(1,384)
Payment for preferred stock restructuring	—	(508)	(659)
Net cash provided by (used in) continuing operations	(333)	(16,920)	4,581
Net cash provided by (used in) discontinued operations	—	—	—
Net cash provided by (used in) financing activities	(333)	(16,920)	4,581
(Continued)

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(continued)

	Years Ended December 31,
	2019	2018	2017
NET INCREASE (DECREASE) IN CASH	$25	$(839)	$(739)
CASH, beginning of period	2,685	3,524	4,263
CASH, end of period	$2,710	$2,685	$3,524
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments of interest, net of amounts capitalized	$5,390	$6,074	$5,404
Cash payments of income taxes	$432	$498	$847
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Acquisition of equipment through finance lease	$483	$689	$507
Acquisition of operating leases through adoption of ASC Topic 842	$389,403	$—	$—
Lease modification	$(48,877)	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019, 2018, and 2017
(Dollars and shares in thousands, except per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Diversicare Healthcare Services, Inc. ("Diversicare" or the "Company") provides a broad range of post-acute care services to patients and residents including skilled nursing, ancillary health care services and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. The Company operates and reports one reportable operating segment. The Company believes that this structure reflects its current operational and financial management.
As of December 31, 2019, our continuing operations consist of 62 nursing centers with 7,329 licensed skilled nursing beds. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted living and other residential beds. Our continuing operations include centers in Alabama, Florida, Indiana, Kansas, Mississippi, Missouri, Ohio, Tennessee, and Texas. The number of centers and beds denoted in these consolidated financial statements are unaudited.
Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the financial position, operations and accounts of Diversicare and its subsidiaries, all wholly-owned. All intercompany accounts and transactions have been eliminated in consolidation.
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
Revenue Recognition
On January 1, 2018, the Company adopted Accounting Standards Codification 606, Revenues From Contracts with Customers, ("ASC 606"), using the modified retrospective method for all contracts as of the date of adoption. The reported results for 2019 and 2018 reflect the application of ASC 606 guidance while the reported results for 2017 were prepared under the guidance in ASC 605, Revenue Recognition (ASC 605). The adoption of ASC 606 represents a change in accounting principle that more closely aligns revenue recognition with the delivery of the Company's services. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services.
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
The Company incurs costs related to patient/resident contracts, such as legal and advertising expenses. The contract costs are expensed as incurred. They are not expected to be recovered and are not chargeable to the patient/resident regardless of whether the contract is executed. See Note 4, “Revenue Recognition and Receivables.”
Lease Expense
As of December 31, 2019, the Company operates 47 nursing centers under operating leases, including 24 owned by Omega, 20 owned by Golden Living and three owned by other parties. The Company's operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index or a minimum percentage increase. The Company's Master Leases with Omega and Golden Living require the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis recognized over the term of the related leases and the difference between the amounts recorded for rent expense as compared to rent payments is recorded as an accrued liability.
See Note 2, "Business Development and Other Significant Transactions" and Note 11, "Commitments and Contingencies" for a discussion regarding the Company's Master Leases with Omega and Golden Living and the addition of certain leased centers.
Classification of Expenses
The Company classifies all expenses (except lease, interest, depreciation and amortization expenses) that are associated with its corporate and regional management support functions as general and administrative expenses within continuing operations. All other expenses (except lease, professional liability, interest, depreciation and amortization expenses) incurred by the Company at the center level for continuing operations are classified as operating expenses.
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
The Company routinely evaluates the recoverability of the carrying value of its long-lived assets, including property and equipment and right of use assets. The evaluation for recoverability includes when significant adverse changes in the general economic conditions and significant deteriorations of the underlying undiscounted cash flows or fair values of the asset group indicate that the carrying amount of the asset group may not be recoverable. If circumstances suggest that the recorded amounts are not recoverable based upon estimated future undiscounted cash flows, the carrying values of such assets are reduced to fair value.
Cash

Cash and cash equivalents include cash on deposit with banks and all highly liquid investments with original maturities of three months or less when purchased. Our cash on deposit with banks was subject to the Federal Deposit Insurance Corporation ("FDIC") minimum insurance levels.
Deferred Financing and Other Costs
The Company records deferred financing and lease costs for direct and incremental expenditures related to entering into or amending debt and lease agreements. These expenditures include lenders' and attorneys' fees. Financing costs are amortized using the effective interest method over the term of the related debt. The amortization is reflected as interest expense in the accompanying consolidated statements of operations. Deferred lease costs are amortized on a straight-line basis over the term of the related leases. See Note 7, "Long-term Debt, Interest Rate Swap and Finance Lease Obligations" for further discussion.
Acquired Leasehold Interest
The Company has recorded an acquired leasehold interest intangible asset related to an acquisition completed during 2007. The intangible asset is accounted for in accordance with the Financial Accounting Standards Board's ("FASB") guidance on goodwill and other intangible assets, and is amortized on a straight-line basis over the remaining life of the acquired lease. As discussed in Note 2, "Business Developments and Other Significant Transactions," the Company entered into a new Master Lease agreement with  Omega Healthcare Investors ("Omega" or the "Lessor") on October 1, 2018, which was subsequently modified on August 30, 2019. The new Master Lease includes the seven centers to which the intangible asset relates. As such, the intangible asset is now being amortized over an adjusted remaining life, consistent with the term of the new Master Lease, which goes through September 30, 2030. Amortization expense of approximately $571, $384 and $384 related to this intangible asset was recorded during each of the years ended December 31, 2019, 2018 and 2017, respectively.
The carrying value of the acquired leasehold interest intangible and the accumulated amortization are as follows:

	December 31,
	2019	2018
Acquired leasehold interest, gross	$10,652	$10,652
Accumulated amortization	(4,916)	(4,345)
Acquired leasehold interest, net	$5,736	$6,307
The Company evaluates the recoverability of the carrying value of the acquired leasehold intangible in accordance with the FASB's guidance on accounting for the impairment or disposal of long-lived assets. Included in this evaluation is whether significant adverse changes in general economic conditions, and significant deteriorations of the underlying cash flows or fair values of the intangible asset indicate that the carrying amount of the intangible asset may not be recoverable. The need to recognize an impairment charge is based on estimated future undiscounted cash flows from the asset compared to the carrying value of that asset. If recognition of an impairment charge is necessary, it is measured as the amount by which the carrying amount of the intangible asset exceeds the fair value of the intangible asset.
The expected amortization expense for the acquired leasehold interest intangible asset is as follows:

2020	$534
2021	534
2022	534
2023	534
2024	534
Thereafter	3,066
$5,736
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

Final determination of the Company's actual liability for incurred general and professional liability claims is a process that may take years. The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of this unfunded accrual. Since May 2012, Merlinos & Associates, Inc. (“Merlinos”) has assisted management in the preparation of the appropriate accrual for incurred but not reported general and professional liability claims based on data furnished by the Company. Merlinos primarily utilizes historical data regarding the frequency and cost of the Company's past claims over a multi-year period, industry data and information regarding the number of occupied beds to develop its estimates of the Company's ultimate professional liability cost for current periods.
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
Income Taxes
The Company follows the FASB's guidance on Income Taxes, which requires the asset and liability method of accounting for income taxes whereby deferred income taxes are recorded for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are provided against any estimated non-realizable deferred tax assets where necessary.

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
As further discussed in Note 7, "Long-term Debt, Interest Rate Swap and Finance Lease Obligations", in conjunction with the debt agreements entered into in February 2016, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company's balance sheets.
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
The following table presents by level, within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of December 31, 2019 and 2018:

December 31, 2019	Fair Value Measurements - Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(57)	$—	$(57)	$—

December 31, 2018	Fair Value Measurements - Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
Interest rate swap	$384	$—	$384	$—
The change in fair value of the Company's cash flow hedge is detailed in the Company's Consolidated Statements of Comprehensive Loss.
Net Loss per Common Share
The Company follows the FASB's guidance on Earnings Per Share for the financial reporting of net loss per common share. Basic earnings per common share excludes dilution and restricted shares and is computed by dividing income available to common shareholders by the weighted-average number of common shares, excluding restricted shares, outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company. See Note 9, "Net Loss per Common Share" for additional disclosures about the Company's Net Loss per Common Share.
Stock Based Compensation

The Company follows the FASB's guidance on Stock Compensation to account for share-based payments granted to team members and recorded non-cash stock based compensation expense of $573, $1,127 and $1,027 during the years ended December 31, 2019, 2018 and 2017, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. See Note 8, "Shareholders' Equity, Stock Plans and Preferred Stock" for additional disclosures about the Company's stock based compensation plans.
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
Recent Accounting Standards Adopted by the Company
In February 2016, the FASB issued Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842). The standard establishes a right-of-use ("ROU") model that requires a lessee to record a ROU asset and a lease liability on the balance sheet. Leases are classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. For short-term leases (those with a term of 12 months or less and that do not include a lessee purchase option that is reasonably certain to be exercised), a lessee is permitted to make (and the Company chose to utilize) an accounting policy election by asset class not to recognize ROU assets and lease liabilities, which would generally result in lease expense for these short term leases being recognized on a straight-line basis over the lease term. The Company adopted the requirements of this standard effective January 1, 2019. In July 2018, the FASB issued ASU 2018-11, Leases - Targeted Improvements, which allows lessees and lessors to recognize and measure existing leases at the beginning of the period of adoption without modifying the comparative period financial statements (which therefore will remain under prior GAAP, Topic 840, Leases). The Company elected to reflect adoption in the period of adoption (January 1, 2019) rather than the earliest period presented. The Company also elected the package of practical expedients upon transition, which includes retaining the lease classification for any leases that exist prior to adoption of the standard. The adoption of the new standard resulted in the recording of net right-of-use assets and lease liabilities of $384,187 and $389,403, respectively, as of January 1, 2019. The standard did not materially impact our consolidated net earnings and had no impact on cash flows. See Note 6, "Leases" for a discussion regarding leases under the new standard.
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
In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. For public companies, Topic 606 is effective for annual and interim reporting periods beginning after December 15, 2017. The Company adopted the requirements of this standard effective January 1, 2018. The Company elected to apply the modified retrospective approach with the cumulative transition effect recognized in beginning retained earnings as of the date of adoption. The impact of the implementation to the consolidated financial statements for periods subsequent to the adoption is not material. See Note 4, "Revenue Recognition and Receivables" for a discussion regarding revenue recognition under the new standard.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements on fair value measurements in Topic 820. The standard is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the consolidated financial statements.

2. BUSINESS DEVELOPMENTS AND OTHER SIGNIFICANT TRANSACTIONS
2018 New Master Lease Agreement
On October 1, 2018, the Company entered into a New Master Lease Agreement (the "Lease") with Omega to lease 34 centers currently owned by the Lessor and operated by Diversicare. The old Master Lease with the Lessor provided for its operation of 23 skilled nursing centers in Texas, Kentucky, Alabama, Tennessee, Florida, and Ohio. Additionally, Diversicare operated 11 centers owned by the Lessor under separate leases in Missouri, Kentucky, Indiana, and Ohio. The Lease entered into by Diversicare and the Lessor consolidated the leases for all 34 centers under one New Master Lease. The Lease has an initial term of twelve years with two optional 10-year extensions. The Lease has a common date of annual lease fixed escalators of 2.15% beginning on October 1, 2019.
On August 30, 2019, the Company terminated operations of ten centers in Kentucky and concurrently transferred operations to a new operator. The agreement effectively amended the Lease with the Lessor to remove the ten Kentucky facilities, reduce the annual rent expense, and release the Company from any further obligations arising under the Master Lease Agreement with respect to the Kentucky facilities. The remaining Lease terms remain unchanged with an initial term of twelve years and two optional 10-year extensions. The annual lease fixed escalator remains at 2.15% beginning on October 1, 2019.
Quality Incentive Payment Program
The Company recently expanded its participation in a Quality Incentive Payment Program ("QIPP ") as administered by the Texas Health and Human Services Commission. QIPP provides supplemental Medicaid payments for skilled nursing centers that achieve certain quality measures. The Company previously had one of its Texas skilled nursing centers participating in the QIPP. During April 2019, the Company enrolled an additional eleven of its Texas skilled nursing centers in the program, such that twelve of the Company’s centers participate in the QIPP effective September 1, 2019. To allow four of these centers to meet the QIPP participation requirements, the Company entered into a transaction with a Texas medical district already participating in the QIPP, providing for the transfer of the provider license from the Company to the medical district. The Company’s operating subsidiary retained the management of the centers on behalf of the medical district.

3. DISCONTINUED OPERATIONS
Kentucky Disposition
On October 30, 2018, the Company entered into an Asset Purchase Agreement (the "Agreement") with Fulton Nursing and Rehabilitation, LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC, Westwood Nursing and Rehabilitation LLC, and Westwood Glasgow Propco (the "Buyers") to sell the assets and transfer the operations of Diversicare of Fulton, LLC, Diversicare of Clinton, LLC and Diversicare of Glasgow, LLC (the "Kentucky Properties"). On December 1, 2018, the Company completed the sale of the Kentucky Properties with the Buyers for a purchase price of $18,700. The carrying value of these centers' assets was $13,331, resulting in a gain net of miscellaneous closing costs of $4,825. The proceeds were used to relieve debt, as required under the terms of the Company's Amended Mortgage Loan and Amended Revolver. Refer to Note 7, "Long-term Debt, Interest Rate Swap and Finance Lease Obligations" for more information on this transaction.
On May 22, 2019, the Company announced that it entered into an agreement with Omega to amend its master lease to terminate operations of ten nursing facilities, totaling approximately 885 skilled nursing beds, located in Kentucky and to concurrently transfer operations to an operator selected by Omega. These ten centers are collectively referred to as the "Kentucky Centers." The sale of the Kentucky Properties and the termination of operations at the Kentucky Centers are referred to collectively as the "Kentucky Exit." On August 30, 2019, the Company completed the transaction and no longer operates any skilled nursing centers in the State of Kentucky. The Company's exit from the state represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results. In accordance with ASC 205-40, Presentation of Financial Statements- Discontinued Operations, the Company's discontinued financial position, results of operations and cash flows have been reclassified on the face of the financial statements and footnotes for all periods presented to reflect the discontinued status of these operations.
The transaction resulted in a gain on the modification of the Lease, which is presented within Discontinued Operations on the Consolidated Statements of Operations. The net gain on the transaction was $733.
These centers contributed revenues of $46,019, $87,338 and $91,727 and net income (loss) of $(8,589), $3,868 and $4,921 during the years ended December 31, 2019, 2018 and 2017, respectively. The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations.

The Company did not transfer the accounts receivable or liabilities, inclusive of the reserves for professional liability and workers' compensation, to the new operator. The Company expects to collect the balance of the accounts receivable and pay the remaining liabilities in the ordinary course of business through its future operating cash flows.

4. REVENUE RECOGNITION AND RECEIVABLES
The Company's revenue is derived from providing quality healthcare services to its patients. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The promise to provide quality care is accounted for as a single performance obligation satisfied at a point in time, when those services are rendered.
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
Disaggregation of Revenue and Accounts Receivable

The following table set forth net patient revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands): The amounts as reported for revenue in 2019 and 2018 differ from the method of accounting in prior years due to the implementation of ASC 606.

	Twelve Months Ended December 31,
	2019		2018		2017
	As reported		As reported		As reported
Medicaid	$222,560	46.9%	$215,924	45.4%	$249,204	51.6%
Medicare	80,798	17.0%	84,959	17.8%	122,043	25.3%
Managed Care	50,323	10.6%	48,879	10.3%	39,162	8.1%
Private Pay and other	121,339	25.5%	126,360	26.5%	72,402	15.0%
Total	$475,020	100.0%	$476,122	100.0%	$482,811	100.0%

Accounts receivable as of December 31, 2019 and 2018 is summarized in the following table:

	December 31,
	2019	2018

Medicaid	$21,998	$27,532
Medicare	11,811	15,706
Managed Care	9,103	8,126
Private Pay and other	17,609	14,893
Total accounts receivable	$60,521	$66,257

5. PROPERTY AND EQUIPMENT

Property and equipment, at cost, consists of the following:

	December 31,
	2019	2018

Land	$5,265	$5,283
Buildings and leasehold improvements	84,544	82,111
Furniture, fixtures and equipment	42,966	40,250
	132,775	127,644
Less: accumulated depreciation	(85,020)	(76,801)
Net property and equipment	$47,755	$50,843

As discussed further in Note 7, "Long-term Debt, Interest Rate Swap and Finance Lease Obligations", the property and equipment of certain skilled nursing centers are pledged as collateral for mortgage debt obligations. In addition, the Company has assets recorded as finance leased assets purchased through finance lease obligations. The Company capitalizes leasehold improvements which will revert back to the lessor of the property at the expiration or termination of the lease, and depreciates these improvements over the shorter of the remaining lease term or the assets' estimated useful lives.

6. LEASES

The Company has operating and finance leases for facilities, corporate offices, and certain equipment. The Company recognizes lease expense for these operating leases on a straight-line basis over the lease term. Leases with an initial term of one year or less are not recorded on the consolidated balance sheet. The Company's other leases have original lease terms of one to twelve years, some of which include options to extend the lease for up to twenty years, and some of which include options to terminate the leases within one year. The exercise of lease renewal options is at our sole discretion. The Company's lease agreements do not contain any material residual value guarantees or material restrictive covenants. Upon adoption of Topic 842, the Company elected the practical expedient to not separate lease and non-lease components for all of its leases as the non-lease components are not significant to the overall lease costs.

Leases

	Classification	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$310,238
Finance lease assets	Property and equipment, net (a)	906
Total leased assets		$311,144

Liabilities
Current
Operating	Current portion of operating lease liability	$23,736
Finance	Current portion of long-term debt and finance lease obligations, net	231
Noncurrent
Operating	Operating lease liability, less current portion	295,636
Finance	Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	445
Total lease liabilities		$320,048

(a) Finance lease assets are recorded net of accumulated amortization of $1,522 as of December 31, 2019.

Lease Cost

		Year Ended
	Classification	December 31, 2019
Operating lease cost (a)	Lease and rent expense	$52,990
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	263
Interest on finance lease liabilities	Interest expense, net	48
Short term lease cost	Operating expense	649
Net lease cost		$53,950

(a) Includes variable lease costs, which are immaterial

Maturity of Lease Liabilities

	As of December 31, 2019
	Operating Leases (a)	Finance Leases (a)	Total

2020	$50,819	$269	$51,088
2021	51,788	242	52,030
2022	52,812	179	52,991
2023	53,857	37	53,894
2024	53,843	14	53,857
After 2024	200,605	—	200,605
Total lease payments	$463,724	$741	$464,465
Less: Interest	(144,352)	(65)	(144,417)
Present value of lease liabilities	$319,372	$676	$320,048

(a) Operating and Finance lease payments exclude options to extend lease terms that are not reasonably certain of being exercised.

The Company's future minimum lease commitments for continuing operations as of December 31, 2018, under Topic 840, predecessor to Topic 842, are as follows:

	As of December 31, 2018
	Operating Leases (a)	Finance Leases (a)	Total

2019	$48,701	$454	$49,155
2020	49,595	174	49,769
2021	50,570	173	50,743
2022	51,587	127	51,714
2023	52,624	—	52,624
After 2023	245,225	—	245,225
Total lease payments	$498,302	$928	$499,230

(a) Operating and Finance lease payments exclude option to extend lease terms that are not reasonably certain of being exercised.

The measurement of right-of-use assets and lease liabilities requires the Company to estimate appropriate discount rates. To the extent the rate implicit in the lease is readily determinable, such rate is utilized. However, based on information available at lease commencement for the majority of our leases, the rate implicit in the lease is not known. In these instances, the Company utilizes an incremental borrowing rate, which represents the rate of interest that it would pay to borrow on a fully collateralized basis over a similar term.

Lease Term and Discount Rate

December 31, 2019

Weighted-average remaining lease term (years)
Operating leases	8.81
Finance leases	3.00
Weighted-average discount rate
Operating leases	8.9%
Finance leases	6.1%
Other Information

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$55,485
Operating cash flows for finance leases	48
Financing cash flows for finance leases	471
Acquisition of operating leases though adoption of Topic 842	389,403
Lease modification	$(48,877)

7. LONG-TERM DEBT, INTEREST RATE SWAP AND FINANCE LEASE OBLIGATIONS
Long-term debt consists of the following:

	December 31,
	2019	2018
Mortgage loan	$49,743	$51,730
Acquisition loan	9,400	6,900
Revolver	14,000	15,000
Affiliated revolver	1,000	—
	74,143	73,630
Plus finance lease obligations	857	928
Less current portion	(3,498)	(12,449)
	71,502	62,109
Less deferred financing costs, net	(865)	(1,125)
Long-term debt and finance lease obligation, net	$70,637	$60,984
On February 26, 2016, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of banks, which consists of a $80,000 mortgage loan subsequently amended ("Amended Mortgage Loan") and a $52,250 revolver subsequently amended ("Amended Revolver"). The Amended Mortgage Loan and Amended Revolver both have a five-year maturity through February 26, 2021. The Amended Mortgage Loan consists of $67,500 term and $12,500 acquisition loan facilities. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities are based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30,000. The Amended Mortgage Loan balance was $59,143 as of December 31, 2019, consisting of $49,743 on the term loan facility with an interest rate of 5.75% and $9,400 on the acquisition loan facility with an interest rate of 6.5%. The Amended Mortgage Loan is secured by 15 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.

As of December 31, 2019, the Company's weighted average interest rate on long-term debt, including the impact of the interest rate swap, was approximately 5.86%.
In connection with the sale of the Kentucky Properties the Company entered into the Sixth Amendment ("Sixth Revolver Amendment") to amend the Amended Revolver effective December 1, 2018. The Sixth Amendment decreased the Amended Revolver capacity from $52,250 to $42,250. The Company also applied $4,947 of net proceeds from the sale of the Kentucky Properties to the outstanding borrowings under the Amended Revolver.
Also effective December 1, 2018, the Company executed a Fourth Amendment (the "Fourth Term Amendment") to amend the Amended Mortgage Loan. The Company applied $11,100 and $2,100 of net proceeds from the sale of the Kentucky Properties to the term and acquisition loans, respectively. Additionally, the related acquisition loan availability was reduced by a reserve of $2,100, and therefore, our borrowing capacity is $10,400. For further discussion of the sale of the Kentucky centers, refer to Note 3, "Discontinued Operations."
The Company is participating in the Texas Quality Incentive Payment Program ("QIPP"). Effective May 13, 2019, the Company entered into a Fifth Amendment (the “Fifth Term Amendment”) to amend the Amended Mortgage Loan to release the operators of three of the QIPP centers in Texas from the Amended Mortgage Loan and a Seventh Amendment (the “Seventh Revolver Amendment”) to amend the Amended Revolver to remove the operators of four of the QIPP centers in Texas from the Amended Revolver and to permanently reduce the amount available under the Amended Revolver by $2,000. At the same time, the operators of these four facilities entered into a separate revolving loan (the "affiliated revolver") with the same syndicate of banks to provide for the temporary working capital requirements of the four QIPP centers. The affiliated revolver, which is guaranteed by the Company, has an initial capacity of $5,000, which amount is reduced by $1,000 on each of January 1, 2020, April 1, 2020 and July 1, 2020. The affiliated revolver has the same maturity date as the Amended Revolver and the Amended Mortgage Loan of February 26, 2021. The affiliated revolver is cross-defaulted with the Amended Revolver and the Amended Mortgage Loan. For further discussion of the QIPP centers in Texas, refer to Note 2, "Business Development and Other Significant Transactions." As of December 31, 2019, the Company had $1,000 borrowings outstanding under the affiliated revolver. The interest rate related to the affiliated revolver was 5.75% as of December 31, 2019. The balance available for borrowing under the affiliated revolver was $339 at December 31, 2019.
As of December 31, 2019, the Company had $15,000 in borrowings outstanding under its revolvers compared to $15,000 outstanding as of December 31, 2018. The interest rate related to the revolvers was 5.75% as of December 31, 2019. The outstanding borrowings on the revolvers were used primarily for temporary working capital requirements. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has 4 letters of credit with a total value of $12,143 outstanding as of December 31, 2019. Considering the balance of eligible accounts receivable, the letter of credit, the amounts outstanding under the revolvers and the maximum loan amount of $31,579, the balance available for borrowing under the revolvers was $5,774 at December 31, 2019.
Our lending agreements contain various financial covenants, the most restrictive of which relate to fixed charge coverage ratios. We are in compliance with all such covenants at December 31, 2019, exclusive of the minimum guarantor fixed charge coverage ratio related to the Amended Mortgage Loan and Amended Revolver, which was due to the exit from the State of Kentucky and the related impact on our operating activities. The Company obtained a waiver of this covenant from our syndicate of banks in connection with an amendment to its credit facility that was effective February 25, 2020. See Note 13, "Subsequent Events" to the consolidated financial statements for further discussion on the amended debt agreement.
In connection with the Company's loan agreements, the Company recorded the following amounts related to deferred loan costs, with such costs classified as a reduction of the debt balances discussed above:

	2019	2018
Write-off of deferred financing costs	$—	$267
Deferred financing costs capitalized	$333	$146
The deferred financing costs included in the long-term debt balances were $865 at December 31, 2019 and $1,125 at December 31, 2018.
Scheduled principal payments of long-term debt are as follows:

2020	$3,085
2021	71,058
Total	$74,143

Interest Rate Swap Cash Flow Hedge
As part of the debt agreements entered into in April 2013, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company entered into the interest rate swap agreement to mitigate the variable interest rate risk on its outstanding mortgage borrowings. The Company designated its interest rate swap as a cash flow hedge and the effective portion of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the aforementioned amendment to the Credit Agreement that occurred in February 2016, the Company retained the previously agreed upon interest rate swap modifying the terms of the swap to reflect the amended Credit Agreement. The Company redesignated the interest rate swap as a cash flow hedge. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and has an amortizing notional amount that was $26,785 as of December 31, 2019. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amounts. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company's balance sheets.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis and at December 31, 2019, the Company determined that the interest rate swap was effective. The interest rate swap valuation model indicated a net liability of $57 at December 31, 2019. The fair value of the interest rate swap is included in “other noncurrent liabilities” on the Company's consolidated balance sheets. The liability related to the change in the interest rate swap included in accumulated other comprehensive income at December 31, 2019 is $44, net of income tax benefit of $13. As the Company's interest rate swap is not traded on a market exchange, the fair value is determined using a valuation model based on a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The fair value of the Company's interest rate swap is the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates and are observable inputs available to a market participant. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB's guidance on Fair Value Measurements and Disclosures.
Finance Lease Obligations
Upon acquisition of some centers, we assumed certain leases, primarily related to equipment, that constitute finance leases. As a result, we have recorded the underlying lease liabilities and financed lease obligations of $857 and $928 as of December 31, 2019 and 2018, respectively. These lease agreements provide three to five year terms.
Scheduled payments of the financed lease obligations are as follows:

2020	$461
2021	242
2022	178
2023	37
2024	15
Total	933
Amounts related to interest	(76)
Principal payments on finance lease obligation	$857

8. SHAREHOLDERS' EQUITY, STOCK PLANS AND PREFERRED STOCK

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

Equity Grants and Valuations
During 2019 and 2018, the Compensation Committee of the Board of Directors approved grants totaling approximately 151 and 90, respectively, shares of restricted common stock to certain employees and members of the Board of Directors. These restricted shares vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed. Our policy is to account for forfeitures of share-based compensation awards as they occur.
The Company recorded non-cash stock-based compensation expense from continuing operations for equity grants and RSU's issued under the Plans of $573, $1,127, and $1,027 during the years ended December 31, 2019, 2018, and 2017, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. As of December 31, 2019, there was $406 in unrecognized compensation costs related to stock-based compensation to be recognized over the applicable remaining vesting periods. The Company estimated the total recognized and unrecognized compensation for all options and SOSARs using the Black-Scholes-Merton equity grant valuation model. Restricted stock awards are valued using the market price on the grant date.
The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model:

	Year Ended December 31,
	2019	2018	2017
Expected volatility (range)	N/A(1)	47%-49%	N/A(1)
Risk free interest rate (range)	N/A(1)	2.68%-2.75%	N/A(1)
Expected dividends	N/A(1)	2.70%	N/A(1)
Weighted average expected term (years)	N/A(1)	6	N/A(1)
___________

(1)
The Company did not issue any options or other equity grants that would require application of the Black-Scholes-Merton equity grant valuation model during the years ended December 31, 2019 and 2017. All equity grants during these periods were restricted common shares which are valued using an intrinsic valuation method based on market price.

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
The table below describes the resulting weighted average grant date fair values calculated as well as the intrinsic value of options exercised under the Company's equity awards during each of the following years:

	Year Ended December 31,
	2019(1)	2018	2017(1)
Weighted average grant date fair value	$—	$3.05	$—
Total intrinsic value of exercises	$3	$115	$2
___________

(1)
The Company did not issue any options or other equity grants that would require application of the Black-Scholes-Merton equity grant valuation model during the years ended December 31, 2019 and 2017. All equity grants during this period were restricted common shares which are valued using an intrinsic valuation method based on market price.

The following table summarizes information regarding stock options and SOSAR grants outstanding as of December 31, 2019:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$8.14 to $10.21	$8.83	45	$—	35	$—
$5.45 to $5.86	$5.71	31	$—	31	$—
		76		66

As of December 31, 2019, the outstanding equity grants have a weighted average remaining life of 5.14 years and those outstanding equity grants that are exercisable have a weighted average remaining life of 4.7 years. During the year ended December 31, 2019, approximately 2 stock option and SOSAR grants were exercised under these plans. All of the equity grants exercised were net settled. The net payments from equity grants exercised in 2019 was $41.

Summarized activity of the equity compensation plans is presented below:

		Weighted
	SOSARs/	Average
	Options	Exercise Price
Outstanding, December 31, 2018	122	$7.29
Granted	—	—
Exercised	(2)	2.37
Expired or cancelled	(44)	7.06
Outstanding, December 31, 2019	76	$7.55

Exercisable, December 31, 2019	66	$7.46

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2018	120	$8.77
Granted	151	3.93
Dividend Equivalents	—	—
Vested	(57)	8.91
Cancelled	(7)	5.97
Outstanding, December 31, 2019	207	$5.28

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2018	43	$9.26
Granted	36	3.93
Dividend Equivalents	—	—
Vested	(31)	9.54
Cancelled	—	—
Outstanding December 31, 2019	48	$5.08
Preferred Stock
The Company is authorized to issue up to 195 shares of Preferred Stock. The Company's Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof.

9.	NET LOSS PER COMMON SHARE
Information with respect to the calculation of basic and diluted net income (loss) per common share is presented below:

	Years Ended December 31,
	2019	2018	2017
Numerator: Loss:
Loss from continuing operations	$(27,474)	$(11,264)	$(9,748)
Income (loss) from discontinued operations, net of income taxes	(8,589)	3,868	4,921
Net loss	$(36,063)	$(7,396)	$(4,827)

Denominator: Basic Weighted Average Common Shares Outstanding:	6,459	6,372	6,279

Basic net loss per common share
Loss from continuing operations	$(4.25)	$(1.77)	$(1.55)
Income (loss) from discontinued operations
Operating income (loss), net of taxes	(1.33)	0.61	0.78
Discontinued operations, net of taxes	(1.33)	0.61	0.78
Basic net loss per common share	$(5.58)	$(1.16)	$(0.77)

	2019	2018	2017
Numerator: Loss from continuing operations	$(27,474)	$(11,264)	$(9,748)
Income (loss) from discontinued operations, net of income taxes	(8,589)	3,868	4,921
Net loss	$(36,063)	$(7,396)	$(4,827)

Basic weighted average common shares outstanding	6,459	6,372	6,279
Denominator: Diluted Weighted Average Common Shares Outstanding:	6,459	6,372	6,279

Diluted net loss per common share
Loss from continuing operations	$(4.25)	$(1.77)	$(1.55)
Income (loss) from discontinued operations
Operating income (loss), net of taxes	(1.33)	0.61	0.78
Discontinued operations, net of taxes	(1.33)	0.61	0.78
Diluted net loss per common share	$(5.58)	$(1.16)	$(0.77)

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

The following table reflects the weighted average outstanding SOSARs and Options that were excluded from the computation of diluted earnings per share, as they would have been anti-dilutive:

	2019	2018	2017
SOSARs/Options Excluded	76,000	114,000	45,000
The weighted average common shares for basic and diluted earnings for common shares was the same due to the losses in 2019, 2018 and 2017.

10. INCOME TAXES

Overview
Effective January 1, 2018, the Tax Act reduced the corporate rate from 35% to 21%. The Company has adopted ASU No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraph Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118), which allows the Company to record provisional amounts during the period of enactment. Any change to the provisional amounts are recorded as an adjustment to the provision for income taxes in the period the amounts are determined. During the year ended December 31, 2017, the company recognized a provisional net deferred income tax expense of $5,476 to reflect the revaluation of the Company’s net deferred tax assets based on the U.S. federal tax rate of 21%. In accordance with SAB 118, the Tax Act related income tax effects that were initially reported as provisional estimates were refined as additional analysis was performed.
The provision (benefit) for income taxes on continuing operations for the years ended December 31, 2019, 2018 and 2017 is summarized as follows:

	Year Ended December 31,
	2019	2018	2017
Current provision (benefit) :
Federal	$197	$(143)	$272
State	76	(412)	222
	273	(555)	494
Deferred provision (benefit):
Federal	12,439	(529)	2,544
State	2,982	(397)	(504)
	15,421	(926)	2,040
Provision (benefit) for income taxes of continuing operations	$15,694	$(1,481)	$2,534

A reconciliation of taxes computed at statutory income tax rates on income (loss) from continuing operations is as follows:

	Year Ended December 31,
	2019	2018	2017
Provision (benefit) for federal income taxes at statutory rates	$(2,469)	$(2,676)	$(2,453)
Provision (benefit) for state income taxes, net of federal benefit	(106)	(564)	322
Valuation allowance changes affecting the provision for income taxes	19,002	(147)	(498)
Employment tax credits	(210)	(49)	(173)
Nondeductible expenses	122	1,899	401
Stock based compensation expense	80	15	(29)
Effect of Tax Cuts and Jobs Creation Act	—	—	4,514
Rate actualization	(1,349)	—	(36)
Other	624	41	486
Provision (benefit) for income taxes of continuing operations	$15,694	$(1,481)	$2,534

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

	December 31,
	2019	2018
Deferred tax assets (liabilities):
Net operating loss and other carryforwards	$859	$324
Credit carryforwards	3,118	2,878
Accounts receivable	4,852	4,570
Prepaid expenses	(1,015)	(1,022)
Interest rate limitation	971	148
Right-of-use lease	2,351	—
Depreciation	1,863	1,318
Tax goodwill and intangibles	(1,066)	(1,079)
Stock-based compensation	183	197
Accrued liabilities	504	896
Accrued rent	380	1,914
Kentucky and Kansas acquisition costs	—	3
Impairment of long-lived assets	176	191
Interest rate swap	(4)	(152)
Hedge Ineffectiveness	(155)	(168)
Noncurrent self-insurance liabilities	6,363	5,997
Restitution	2,445	—
Other	30	64
	21,855	16,079
Less valuation allowance	(21,855)	(228)
	$—	$15,851

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
When assessing all available evidence, we consider the weight of the evidence, both positive and negative, based on the objectivity of the underlying evidence and the extent to which it can be verified. For the three-year period ended December 31, 2019, the Company has a cumulative pre-tax loss from continuing operations of $31,739, which includes $11,780 of loss attributable to the year ended December 31, 2019. Additionally, the Company recognized governmental and regulatory changes have put downward revenue pressure on the long-term care industry as a piece of negative evidence in the analysis. In 2019 and 2018 combined, the Company recognized a total expense of $9.5 million related to the CID settlement. Additionally, in 2017 it recorded an additional $5.5 million of income tax expense related to the revaluation of deferred tax assets in accordance with the Tax Cuts and Jobs Act. Because of these items and other financial results, the Company entered a cumulative loss for the 36 preceding months ended June 30, 2019 and performed a thorough assessment of the available positive and negative evidence in order to ascertain whether it is more likely than not that in future periods the Company will generate sufficient pre-tax income to utilize all of its federal deferred tax assets and its net operating loss and other carryforwards and credits.
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
In performing the analysis, the Company contemplated utilization of the recorded deferred tax assets under multiple scenarios. After consideration of these factors, the Company determined that a full valuation allowance of $20.0 million was necessary as of June 30, 2019. As of December 31, 2019, the Company has a valuation allowance in the amount of $21.9 million.  The Company will continue to periodically assess the realizability of its future deferred tax assets.
At December 31, 2019, the Company had $8,655 of federal net operating losses, which expire at various dates beginning in 2020. The use of a portion of these loss carryforwards is limited by change in ownership provisions of the Federal tax code to a maximum of approximately $3,336. The Company has reduced the deferred tax asset and the corresponding valuation allowances for net operating loss deductions permanently lost as a result of the change in ownership provisions.
Under the Work Opportunity Tax Credit ("WOTC") program, the Company recorded $210, $64 and $210 in Work Opportunity Tax Credits during 2019, 2018 and 2017, respectively.
The Company is not currently under examination by any major income tax jurisdiction. During 2019, the statutes of limitations lapsed on the Company's 2015 Federal tax year and certain 2014 and 2015 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months.
11. COMMITMENTS AND CONTINGENCIES

Lease Commitments
The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Under these lease agreements, the Company's lease payments are subject to periodic annual escalations as described below and in Note 1, "Business and Summary of Significant Accounting Policies". Total lease expense for continuing operations was $52,990, $49,231 and $48,248 for 2019, 2018 and 2017, respectively. The accrued liability related to straight line rent was $9,325 and $6,877 at December 31, 2019 and 2018, respectively, and is recorded as an offset to the right-of-use asset on the accompanying consolidated balance sheets.

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
On August 30, 2019, the Company terminated operations of 10 centers in Kentucky and concurrently transferred operations to a new operator. The agreement effectively amended the Master Lease Agreement with Omega Healthcare Investors to remove the 10 Kentucky facilities, reduce the annual rent expense, and release the Company from any further obligations arising under the Master Lease Agreement with respect to the Kentucky facilities. The remaining Lease terms remain unchanged with an initial term of twelve years and two optional 10-year extensions. The annual lease fixed escalator remains at 2.15% beginning on October 1, 2019.
Under generally accepted accounting principles, the Company is required to report these scheduled rent increases on a straight line basis over the term of the lease. These scheduled increases had no effect on cash rent payments at the start of the lease term and only result in additional cash outlay as the annual increases take effect each year.
The Omega Master Lease requires the Company to fund annual capital expenditures related to the leased centers at an amount currently equal to four-hundred dollars per licensed bed. These amounts are subject to adjustment for increases in the Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term are $12,294. These capital expenditures are being depreciated on a straight-line basis over the shorter of the asset life or the appropriate lease term.
Upon expiration of the Omega Master Lease or in the event of a default under the Omega Master Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased centers to Omega. The assets to be transferred to Omega are being amortized on a straight-line basis over the shorter of the remaining lease term, excluding the renewal options, or estimated useful life, and will be fully depreciated upon the expiration of the lease. All of the equipment, inventory and other related assets of the centers leased pursuant to the Omega Master Lease have been pledged as security under the Omega Master Lease. In addition, the Company has a letter of credit of $5,332 as a security deposit for the Company's leases with Omega, as described in Note 7, "Long-term Debt, Interest Rate Swap and Finance Lease Obligations".

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
The Golden Living Lease requires the Company to fund annual capital expenditures related to the leased centers at an amount currently equal to five hundred and twenty dollars per licensed bed. These amounts are subject to adjustment for increases in the Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term and renewal options are $6,404. These capital expenditures are being depreciated on a straight-line basis over the shorter of the asset life or the appropriate lease term.
Upon expiration of the Golden Living Lease or in the event of a default under the Golden Living Lease , the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased centers to Golden Living. The assets to be transferred to Golden Living are being amortized on a straight-line basis over the shorter of the remaining lease term or estimated useful life, and will be fully depreciated upon the expiration of the lease. All of the equipment, inventory and other related assets of the center leased pursuant to the Golden Living Lease have been pledged as security under the Golden Living Lease. In addition, the Company has a letter of credit of $6,481 as a security deposit for the Company's leases with Golden Living, as described in Note 7, "Long-term Debt, Interest Rate Swap and Finance Lease Obligations".
Insurance Matters
Professional Liability and Other Liability Insurance
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), to replace some of the expiring commercial policies. SHC covers losses up to specified limits per occurrence. All of the Company's nursing centers in Florida and Tennessee are now covered under the captive insurance policies along with most of the nursing centers in Alabama, Kentucky, and Texas. The insurance coverage provided for these centers under the SHC policy includes coverage limits of at least $1,000 per medical incident with a sublimit per center of $3,000 and total annual aggregate policy limits of $5,000. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers.  The deductibles for these policies vary in amount are covered through the insurance subsidiary.
The Company follows the FASB Accounting Standards Update, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the estimated insurance recovery receivables are included within "Other Current Assets" on the Consolidated Balance Sheet. As of December 31, 2019 and 2018, there are $1,011 and $5,478, respectively, estimated insurance recovery receivables.

Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $27,390 and $27,201 as of December 31, 2019 and 2018, respectively. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of this reserve. Since May 2012, the actuary has assisted management in the preparation of the appropriate accrual for incurred but not reported general and professional liability claims based on data furnished as of May 31 and November 30 of each year. The actuary primarily utilizes historical data regarding the frequency and cost of the Company’s past claims over a multi-year period, industry data and information regarding the number of occupied beds to develop its estimates of the Company’s ultimate professional liability cost for current periods.
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
The Company’s cash expenditures for self-insured professional liability costs were $4,578, $6,540, and $6,593 for the years ended December 31, 2019, 2018 and 2017, respectively.
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
Other Insurance
With respect to workers' compensation insurance, substantially all of our employees are covered under either a prefunded deductible policy or state-sponsored program. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through December 31, 2019, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500 per claim, subject to an aggregate maximum of $3,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $921 and $618 at December 31, 2019 and 2018, respectively. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,575 and $1,258 as of December 31, 2019 and 2018, respectively. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of December 31, 2019, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $200 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,810 and $1,396 at December 31, 2019 and 2018, respectively. The differences between actual settlements and reserves are included in expense in the period finalized.

Employment Agreements
The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.0 times their annual salary in the event of a termination without cause, a constructive discharge (as defined in each employee agreement), or upon a change in control of the Company (as defined in each employee agreement). The maximum contingent liability under these agreements is $1,692 as of December 31, 2019. The terms of such agreements are from 1 to 3 years and automatically renew for 1 year if not terminated by the employee or the Company.
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
As of December 31, 2019, we are engaged in 95 professional liability lawsuits, of which 46 relate to centers we no longer operate, which are reserved for as discussed above. Twenty-three lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In February 2020, the Company entered into a settlement agreement with the U.S. Department of Justice and the State of Tennessee of actions alleging violations of the federal False Claims Act in connection with our provision of therapy and the completion of certain resident admission forms. This settlement of $9,500 resolved an investigation that had begun in 2012 and covers the time period from January 1, 2010 through December 31, 2015. This agreement requires an initial payment of $500 within ten days of the effective date, which was February 14, 2020, and material annual payments for a period of five years thereafter ending in February 2025, and also requires a contingent payment in the event the Company sells any of its owned facilities during the five year payment period. Failure to make timely any of these payments could result in rescission of the settlement and result in the government having a very large claim against us, including penalties, and/or make us ineligible to participate in certain government funded healthcare programs, any of which could in turn significantly harm our business and financial condition.
In conjunction with the settlement of the government investigation related to our therapy practices, the Company entered into a corporate integrity agreement with the Office of the Inspector General of CMS. This agreement has a term of five years and imposes material burdens on the Company, its officers and directors to take actions designed to insure compliance with applicable healthcare laws, including requirements to maintain specific compliance positions within the Company, to report any non-compliance with the terms of the agreement, to return any overpayments received, to submit annual reports and for an annual audit of submitted claims by an independent review organization. The CIA sets forth penalties for non-compliance by the Company with the terms of the agreement, including possible exclusion from federally funded healthcare programs for material violations of the agreement.
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
We cannot currently predict with certainty the ultimate impact of any of the above cases on our financial condition, cash flows or results of operations. Our reserve for professional liability expenses does not include the amounts that will be owed under the settlement agreement with the DOJ and State of Tennessee or the purported class action against the Arkansas centers. An unfavorable outcome in any of these lawsuits or any of our professional liability actions, any regulatory action, any investigation or lawsuit alleging violations of fraud and abuse laws or of elderly abuse laws or any state or Federal False Claims Act case could subject us to fines, penalties and damages, including exclusion from the Medicare or Medicaid programs, and could have a material adverse impact on our financial condition, cash flows or results of operations.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Selected quarterly financial information for each of the quarters in the years ended December 31, 2019 and 2018 is as follows:

	Quarter
2019	First	Second	Third	Fourth

Patient revenues, net	$117,550	$117,967	$118,630	$120,873
Professional liability expense (1)	1,851	1,594	1,737	1,814
Loss from continuing operations	(1,574)	(22,616)	(1,916)	(1,368)
Loss from discontinued operations	(1,772)	(1,980)	(2,958)	(1,879)
Net loss (2)	$(3,346)	$(24,596)	$(4,874)	$(3,247)

Basic net loss per common share:
Loss from continuing operations	$(0.24)	$(3.49)	$(0.30)	$(0.22)
Loss from discontinued operations	(0.28)	(0.31)	(0.45)	(0.29)
Net loss per common share	$(0.52)	$(3.80)	$(0.75)	$(0.51)

Diluted net loss per common share:
Loss from continuing operations	$(0.24)	$(3.49)	$(0.30)	$(0.22)
Loss from discontinued operations	(0.28)	(0.31)	(0.45)	(0.29)
Net loss per common share	$(0.52)	$(3.80)	$(0.75)	$(0.51)

(1)
The Company's quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 11, "Commitments and Contingencies". The amount of expense recorded for professional liability in each quarter of 2019 is set forth in the table above.

(2)	The loss in the second quarter of 2019 is inclusive of a full valuation allowance of $20.0 million.

	Quarter
2018	First	Second	Third	Fourth

Patient revenues, net	$119,043	$119,327	$119,036	$118,716
Professional liability expense (1)	1,539	1,755	1,604	1,600
Loss from continuing operations	(738)	(327)	(7,512)	(2,687)
Income from discontinued operations	635	17	114	3,102
Net income (loss)	$(103)	$(310)	$(7,398)	$415

Basic net income (loss) per common share:
Loss from continuing operations	$(0.12)	$(0.05)	$(1.18)	$(0.42)
Income from discontinued operations	0.11	—	0.02	0.48
Net income (loss) per common share	$(0.01)	$(0.05)	$(1.16)	$0.06

Diluted net income (loss) per common share:
Loss from continuing operations	$(0.12)	$(0.05)	$(1.18)	$(0.42)
Income from discontinued operations	0.11	—	0.02	0.48
Net income (loss) per common share	$(0.01)	$(0.05)	$(1.16)	$0.06

(1)
The Company's quarterly results are significantly affected by the amounts recorded for professional liability expense, as discussed further in Note 11, "Commitments and Contingencies". The amount of expense recorded for professional liability in each quarter of 2018 is set forth in the table above.

13. SUBSEQUENT EVENTS

Debt Amendment
Effective February 25, 2020, the Company entered into a Sixth Amendment to amend the Amended Mortgage Loan, an Eighth Amendment to amend the Amended Revolver and a First Amendment to the affiliated revolver. The amendments extend the maturity date of the facilities to September 30, 2021. Also, in connection with these amendments, the Company obtained a waiver from our syndicate of banks for the minimum guarantor fixed charge coverage ratio covenant applicable to the Amended Mortgage Loan and the Amended Revolver for the period ending December 31, 2019 and made certain changes to the financial covenants of these loan agreements, as follows.
Pursuant to the amendments, the Company’s Fixed Charge Coverage Ratio, as defined under the Amended Mortgage Loan and the Amended Revolver, should not be less than 1.01 to 1.00, for the Fiscal Quarter (i) ending March 31, 2020, measured on the last day of the applicable Fiscal Quarter on a trailing three month basis, (ii) ending June 30, 2020, measured on the last day of the applicable Fiscal Quarter on a trailing six month basis, (iii) ending September 30, 2020, measured on the last day of the applicable Fiscal Quarter on a trailing nine month basis, and (iv) ending December 31, 2020 and for each Fiscal Quarter thereafter, each measured on the last day of the applicable Fiscal Quarter on a trailing twelve month basis.
The minimum Adjusted EBITDA should not be less than (i) $9,500,000 for the Fiscal Quarter ending December 31, 2019 on a trailing Twelve month basis, (ii) $3,250,000 for the Fiscal Quarter ending March 31, 2020, measured on the last day of the applicable Fiscal Quarter on a trailing three month basis, (iii) $6,500,000 for the Fiscal Quarter ending June 30, 2020, measured on the last day of the applicable Fiscal Quarter on a trailing six month basis, (iv) $9,750,000 for the Fiscal Quarter ending September 30, 2020, measured on the last day of the applicable Fiscal Quarter on a trailing nine month basis, and (v) $13,000,000 for the Fiscal Quarter ending December 31, 2020 and for each Fiscal Quarter thereafter, each measured on the last day of the applicable Fiscal Quarter on a trailing twelve month basis.
Civil Investigative Demand
Effective February 14, 2020, the Company entered into a settlement agreement in the amount of $9.5 million with the U.S. Department of Justice and the State of Tennessee of actions alleging violations of the federal False Claims Act in connection with our provision of therapy and the completion of certain resident admission forms. This settlement resolved an investigation that had begun in 2012 and covers the time period from January 1, 2010 through December 31, 2015. This agreement requires material annual payments for a period of five years ending in February 2025 and also requires a contingent payment in the event the Company sells any of its owned facilities during the five year payment period. Failure to make timely any of these payments could result in rescission of the settlement and result in the government having a very large claim against us, including penalties, and/or make us ineligible to participate in certain government funded healthcare programs, any of which could in turn significantly harm our business and financial condition.
In conjunction with the settlement of the government investigation related to our therapy practices, we entered into a corporate integrity agreement with the Office of the Inspector General of CMS. This agreement has a term of five years and imposes material burdens on the Company, its officers and directors to take actions designed to insure compliance with applicable healthcare laws, including requirements to maintain specific compliance positions within the Company, to report any non-compliance with the terms of the agreement, to return any overpayments received, to submit annual reports and for an annual audit of submitted claims by an independent review organization. The CIA sets forth penalties for non-compliance by the Company with the terms of the agreement, including possible exclusion from federally funded healthcare programs for material violations of the agreement.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
OF CONTINUING OPERATIONS
(in thousands)

Description	Balance at Beginning of Period	Impact of ASC 606 Adoption (1)	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Year ended December 31, 2019: Allowance for doubtful accounts	$—	$—	$—	$—	$—
Year ended December 31, 2018: Allowance for doubtful accounts	$14,235	$(14,235)	$—	$—	$—
Year ended December 31, 2017: Allowance for doubtful accounts	$10,326	$—	$8,958	$(5,049)	$14,235

(1)  Subsequent to the adoption of ASC 606 on January 1 2018, the allowance for doubtful accounts related to bad debt expense has been incorporated as an implicit price concession factored into net revenue and accounts receivable.

S-1

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C			Column D	Column E
			Additions		Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts (2)	Other	Payments (1)	Balance at End of Period
Year ended December 31, 2019:
Professional Liability Reserve	$27,201	$10,435	$—	$(3,020)	$(7,226)	$27,390
Workers Compensation Reserve	$618	$400	$—	$—	$(97)	$921
Health Insurance Reserve	$1,396	$16,733	$—	$—	$(16,319)	$1,810
Year ended December 31, 2018:
Professional Liability Reserve	$20,057	$8,865	$—	$5,475	$(7,196)	$27,201
Workers Compensation Reserve	$867	$(18)	$—	$—	$(231)	$618
Health Insurance Reserve	$1,326	$14,369	$—	$—	$(14,299)	$1,396
Year ended December 31, 2017:
Professional Liability Reserve	$19,977	$7,935	$—	$—	$(7,855)	$20,057
Workers Compensation Reserve	$171	$995	$—	$—	$(299)	$867
Health Insurance Reserve	$1,019	$13,769	$—	$—	$(13,462)	$1,326

(1)	Payments for the Professional Liability Reserve include amounts paid for claims settled during the period as well as payments made under structured arrangements for claims settled in earlier periods.

(2)
The Company has presented the results of certain divestiture and lease termination transactions as discontinued operations. The amounts charged to Other Accounts represent the amounts charged to discontinued operations.

S-2

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
OF CONTINUING OPERATIONS
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses (1)	Deductions	Balance at End of Period
Year ended December 31, 2019: Deferred Tax Valuation Allowance	$228	$21,657	$—	$21,885
Year ended December 31, 2018: Deferred Tax Valuation Allowance	$377	$—	$(149)	$228
Year ended December 31, 2017: Deferred Tax Valuation Allowance	$732	$—	$(355)	$377

(1) The Company initially recorded a full valuation allowance of $20.0 million during the second quarter of 2019.

S-3