Form 10-Q
period 2020-03-31
Diversicare Healthcare Services, Inc.
filed 2020-05-07
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2020
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

☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,865,689
(Outstanding shares of the issuer’s common stock as of May 4, 2020)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
CURRENT ASSETS:
Cash	$4,163	$2,710
Receivables	59,455	60,521
Self-insurance receivables, current portion	1,831	1,011
Other receivables	2,409	2,534
Prepaid expenses and other current assets	3,894	5,056
Income tax refundable	664	484
Total current assets	72,416	72,316
PROPERTY AND EQUIPMENT, at cost	133,701	132,775
Less accumulated depreciation and amortization	(87,174)	(85,020)
Property and equipment, net	46,527	47,755
OTHER ASSETS:
Operating lease right-of-use assets	303,754	310,238
Acquired leasehold interest, net	5,603	5,736
Other noncurrent assets	2,896	4,323
Total other assets	312,253	320,297
	$431,196	$440,368
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(continued)

	March 31, 2020	December 31, 2019
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and finance lease obligations	$3,467	$3,498
Current portion of operating lease liabilities	24,529	23,736
Trade accounts payable	13,651	14,641
Accrued expenses:
Payroll and employee benefits	17,111	16,780
Self-insurance reserves, current portion	14,254	13,829
Other current liabilities	11,158	11,545
Total current liabilities	84,170	84,029
NONCURRENT LIABILITIES:
Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	70,944	70,637
Operating lease liabilities, less current portion	289,187	295,636
Self-insurance reserves, noncurrent portion	14,722	16,291
Litigation contingency, less current portion	8,000	9,000
Other noncurrent liabilities	1,779	1,691
Total noncurrent liabilities	384,632	393,255
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT:
Common stock, authorized 20,000 shares, $.01 par value, 7,098 and 6,908 shares issued, and 6,866 and 6,676 shares outstanding, respectively	70	69
Treasury stock at cost, 232 shares of common stock	(2,500)	(2,500)
Paid-in capital	24,367	24,026
Accumulated deficit	(59,832)	(59,079)
Accumulated other comprehensive income	289	568
Total shareholders’ deficit	(37,606)	(36,916)
	$431,196	$440,368
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2020	2019
PATIENT REVENUES, net	$119,987	$117,550
EXPENSES:
Operating	94,859	94,422
Lease and rent expense	13,512	13,115
Professional liability	1,839	1,851
General and administrative	6,758	7,213
Depreciation and amortization	2,288	2,317
Total expenses	119,256	118,918
OPERATING INCOME (LOSS)	731	(1,368)
OTHER INCOME (EXPENSE):
Other income	115	160
Interest expense, net	(1,460)	(1,394)
Total other expense	(1,345)	(1,234)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(614)	(2,602)
BENEFIT FOR INCOME TAXES	104	1,028
LOSS FROM CONTINUING OPERATIONS	(510)	(1,574)
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $65 and $73, respectively	(243)	(1,772)
NET LOSS	$(753)	$(3,346)
NET LOSS PER COMMON SHARE:
Per common share – basic
Continuing operations	$(0.08)	$(0.24)
Discontinued operations	(0.04)	(0.28)
	$(0.12)	$(0.52)
Per common share – diluted
Continuing operations	$(0.08)	$(0.24)
Discontinued operations	(0.04)	(0.28)
	$(0.12)	$(0.52)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,506	6,424
Diluted	6,506	6,424

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in thousands and unaudited)

	Three Months Ended March 31,
	2020	2019
NET LOSS	$(753)	$(3,346)
OTHER COMPREHENSIVE LOSS:
Change in fair value of cash flow hedge, net of tax	(279)	(63)
Total other comprehensive loss	(279)	(63)
COMPREHENSIVE LOSS	$(1,032)	$(3,409)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(in thousands and unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2018	6,751	$68	232	$(2,500)	$23,413	$(23,016)	$837	$(1,198)
Net loss	—	—	—	—	—	(3,346)	—	(3,346)
Issuance/redemption of equity grants, net	163	1	—	—	41	—	—	42
Interest rate cash flow hedge	—	—	—	—	—	—	(63)	(63)
Stock-based compensation	—	—	—	—	140	—	—	140
BALANCE, MARCH 31, 2019	6,914	$69	232	$(2,500)	$23,594	$(26,362)	$774	$(4,425)

BALANCE, DECEMBER 31, 2019	6,908	$69	232	$(2,500)	$24,026	$(59,079)	$568	$(36,916)
Net loss	—	—	—	—	—	(753)	—	(753)
Issuance/redemption of equity grants, net	190	1	—	—	3	—	—	4
Interest rate cash flow hedge	—	—	—	—	—	—	(279)	(279)
Stock-based compensation	—	—	—	—	338	—	—	338
BALANCE, MARCH 31, 2020	7,098	$70	232	$(2,500)	$24,367	$(59,832)	$289	$(37,606)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Three Months Ended March 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(753)	$(3,346)
Loss from discontinued operations	(243)	(1,772)
Loss from continuing operations	(510)	(1,574)
Adjustments to reconcile loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,288	2,317
Deferred income tax benefit	—	(1,090)
Provision for self-insured professional liability, net of cash payments	173	1,444
Amortization of right-of-use assets	5,663	5,125
Stock-based and deferred compensation	338	156
Provision for leases in excess of cash payments	821	1,280
Other	517	335
Changes in assets and liabilities affecting operating activities:
Receivables	246	5,315
Prepaid expenses and other assets	792	(2,966)
Trade accounts payable and accrued expenses	(2,021)	(3,293)
Operating lease liabilities	(5,656)	(5,101)
Net cash provided by continuing operations	2,651	1,948
Discontinued operations	(243)	(1,609)
Net cash provided by operating activities	2,408	339
NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(927)	(1,186)
Net cash used in continuing operations	(927)	(1,186)
Discontinued operations	—	(312)
Net cash used in investing activities	(927)	(1,498)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt and finance lease obligations	(2,113)	(1,112)
Proceeds from issuance of debt	2,500	2,049
Financing costs	(419)	(40)
Issuance and redemption of employee equity awards, net	4	42
Net cash provided by (used in) continuing operations	(28)	939
Discontinued operations	—	—
Net cash provided by (used in) financing activities	$(28)	$939
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Three Months Ended March 31,
	2020	2019
NET INCREASE (DECREASE) IN CASH	$1,453	$(220)
CASH, beginning of period	2,710	2,685
CASH, end of period	$4,163	$2,465
SUPPLEMENTAL INFORMATION:
Cash payments of interest	$1,599	$1,829
Cash payments of income taxes	$10	$426
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Acquisition of equipment through finance leases	$—	$49
Acquisition of operating leases though adoption of ASC 842	$—	$389,403
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020 AND 2019
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
As of March 31, 2020, the Company’s continuing operations consist of 62 nursing centers with 7,329 licensed nursing beds. The Company owns 15 and leases 47 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted and residential living beds.
Recent Developments
In March 2020, the World Health Organization categorized the disease known as COVID-19 that is caused by a novel coronavirus (“COVID-19”), as a pandemic. The President of the United States declared the COVID-19 outbreak a national emergency.
The Centers for Medicare & Medicaid Services (“CMS”) and the Centers for Disease Control and Prevention (“CDC”) have issued guidance to state and local governments and long-term care facilities to help mitigate the spread of COVID-19. On March 13, 2020, CMS and CDC issued a prohibition of visitors to long-term care facilities as a precaution to keep residents and patients safe. Additionally, on March 23, 2020, CMS announced new, focused infection control surveys intended to assess long-term care facility compliance with infection control requirements in connection with the COVID-19 pandemic.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes, among other things, modifications to the limitation on business interest expense and net operating loss provisions, allows an optional payment deferral of employer payroll taxes during 2020 after the date of enactment and the appropriation of stimulus funds to Medicare and Medicaid providers. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act ("PPPHCE Act") was enacted, which provides for additional emergency appropriations for COVID-19 response. We continue to examine the impact that the CARES Act may have on our business. Currently, we are unable to determine the full impact that the CARES Act will have on our financial condition, results of operations, or liquidity.
The Company is closely monitoring and evaluating the impact of the COVID-19 pandemic on all aspects of its business. We have identified team members and patients who have tested positive for COVID-19 at a select number of our centers, and we have incurred an increase in the costs of caring for the patients and residents in those centers. The Company has also experienced reduced occupancy at its centers and has incurred additional expenditures preparing our centers for potential outbreaks. The Company has an interdisciplinary team monitoring and staying up to date on the latest information about the virus and its prevalence. The Company has implemented precautionary measures and response protocols to minimize the spread of the virus, following guidance from the CDC, but the Company nevertheless expects additional cases of the virus will occur at these and other facilities. The Company is continuing to evaluate and consider the potential impact that the virus may have on its liquidity, financial condition and results of operations due to numerous uncertainties. However, given the uncertainty as to the duration of the COVID-19 pandemic, it could have a material adverse effect on the Company's future results of operations, financial condition and liquidity. Refer to Notes 9, “Income Taxes,” and 13, “Subsequent Events” for more information.

2.	CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three month periods ended March 31, 2020 and 2019, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2020, and the results of operations, and changes in shareholders' deficit and cash flows for the three month periods ended March 31, 2020 and 2019. The Company’s balance sheet information at December 31, 2019, was derived from its audited consolidated financial statements as of December 31, 2019.

Effective January 1, 2019, we adopted the requirements of Accounting Standards Update ("ASU") No. 2016-02, Leases (Topic 842), as discussed in Notes 3 and 6 to the interim consolidated financial statements. All amounts and disclosures set forth in these financial statements comply with the new standard.
The results of operations for the periods ended March 31, 2020 and 2019 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
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

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurements (Topic 820): Disclosure Framework- Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in this update modify the disclosure requirements of fair value measurements under Topic 820. The standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those years. The Company adopted the requirements of this standard effective January 1, 2019. The adoption did not have a material impact on our consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company continues to evaluate the impact of the guidance and may apply other elections as applicable as additional changes in the market occur.
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

4. REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE
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
Disaggregation of Revenue and Accounts Receivable
The Company received $900 of Medicaid stimulus dollars, which related to March 2020 and is reflected in the Company's results of operations for the three month periods ended March 31, 2020. The following table summarizes revenue from contracts with customers by payor source from continuing operations for the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2020		2019
Medicaid	$54,330	45.3%	$53,811	45.8%
Medicare	20,672	17.2%	20,391	17.3%
Managed Care	12,596	10.5%	12,998	11.1%
Private Pay and other	32,389	27.0%	30,350	25.8%
Total	$119,987	100.0%	$117,550	100.0%

Accounts receivable from continuing operations as of March 31, 2020 and December 31, 2019 are summarized in the following table:

	March 31,	December 31,
	2020	2019
Medicaid	$23,321	$21,998
Medicare	9,621	11,811
Managed Care	8,052	9,103
Private Pay and other	18,461	17,609
Total accounts receivable	$59,455	$60,521

5.	LONG-TERM DEBT AND INTEREST RATE SWAP
On February 26, 2016, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of banks, which consists of a $80,000 mortgage loan subsequently amended ("Amended Mortgage Loan") and a $52,250 revolver subsequently amended ("Amended Revolver"). The Amended Mortgage Loan and Amended Revolver both have a five-year maturity through September 30, 2021. The Amended Mortgage Loan consists of $67,500 term and $12,500 acquisition loan facilities. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30,000. The Amended Mortgage Loan balance was $58,640 as of March 31, 2020, consisting of $49,240 on the term loan facility with an interest rate of 5.75% and $9,400 on the acquisition loan facility with an interest rate of 6.50%. The Amended Mortgage Loan is secured by fifteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
In connection with the sale of the Kentucky Properties, the Company entered into the Sixth Amendment ("Sixth Revolver Amendment") to amend the Amended Revolver effective December 1, 2018. The Sixth Amendment decreased the Amended Revolver capacity from $52,250 to $42,250. The Company also applied $4,947 of net proceeds from the sale of the Kentucky Properties to the outstanding borrowings under the Amended Revolver.
Also effective December 1, 2018, the Company executed a Fourth Amendment (the "Fourth Term Amendment") to amend the Amended Mortgage Loan. The Company applied $11,100 and $2,100 of net proceeds from the sale of the Kentucky Properties to the Term Loan and Acquisition Loan, respectively. Additionally, we amended the Acquisition Loan availability to include a reserve of $2,100, and therefore, our borrowing capacity is $10,400 as of March 31,2020. On April 3, 2020, the Company entered into an agreement to amend the Amended Mortgage Loan, which removes the $2,100 reserve and increases our borrowing capacity to $12,500. See Note 13, "Subsequent Events" for further discussion on the amended debt agreement.
The Company is participating in the Texas Quality Incentive Payment Program ("QIPP"). Effective May 13, 2019, the Company entered into a Fifth Amendment (the “Fifth Term Amendment”) to amend the Amended Mortgage Loan to release the operators of three of the QIPP centers in Texas from the Amended Mortgage Loan and a Seventh Amendment (the “Seventh Revolver Amendment”) to amend the Amended Revolver to remove the operators of four of the QIPP centers in Texas from the Amended Revolver and to permanently reduce the amount available under the Amended Revolver by $2,000. At the same time, the operators of these four facilities entered into a separate revolving loan (the "affiliated revolver") with the same syndicate of banks to provide for the temporary working capital requirements of the four QIPP centers. The affiliated revolver, which is guaranteed by the Company, has an initial capacity of $5,000, which amount is reduced by $1,000 on each of January 1, 2020, April 1, 2020 and July 1, 2020. The affiliated revolver has the same maturity date as the Amended Revolver and the Amended Mortgage Loan of September 30, 2021. The affiliated revolver is cross-defaulted with the Amended Revolver and the Amended Mortgage Loan. For further discussion of the QIPP centers in Texas, refer to Note 11, "Business Development and Other Significant Transactions." As of March 31, 2020, the Company had $1,000 borrowings outstanding under the affiliated revolver. The interest rate related to the affiliated revolver was 5.75% as of March 31, 2020. The balance available for borrowing under the affiliated revolver was $200 at March 31, 2020.
As of March 31, 2020, the Company had $15,000 borrowings outstanding under the Amended Revolver compared to $15,000 outstanding as of December 31, 2019. The interest rate related to the Amended Revolver was 5.75% as of March 31, 2020. The outstanding borrowings on the revolver were used primarily for temporary working capital requirements. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has four letters of credit with a total value of $12,143 outstanding as of March 31, 2020. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $32,108, the balance available for borrowing under the Amended Revolver and affiliated revolver was $3,965 at March 31, 2020.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. The Company is in compliance with all such covenants at March 31, 2020.
Interest Rate Swap Transaction
As part of the debt agreements entered into in April 2013, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company entered into the interest rate swap agreement to mitigate the variable interest rate risk on its outstanding mortgage borrowings. The Company designated its interest rate swap as a cash flow hedge and the effective portion of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the aforementioned amendment to the Credit Agreement that occurred in February 2016, the Company retained the previously agreed upon interest rate swap modifying the terms of the swap to reflect the amended Credit Agreement. The Company redesignated the interest rate swap as a cash flow hedge. The interest rate swap agreement has a maturity date of February 26, 2021, and has an amortizing notional amount that was $26,555 as of March 31, 2020. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amount. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company's balance sheets.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at March 31, 2020, the Company determined that the interest rate swap was highly effective. The interest rate swap valuation model indicated a net liability of $336 at March 31, 2020. The fair value of the interest rate swap is included in “other current liabilities” on the Company’s interim consolidated balance sheet. The change in the interest rate swap liability is included in accumulated other comprehensive income at March 31, 2020 is $279. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

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

Leases

	Classification	March 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$303,754	$310,238
Finance lease assets	Property and equipment, net (a)	856	906
Total leased assets		$304,610	$311,144

Liabilities
Current
Operating	Current portion of operating lease liabilities	$24,529	$23,736
Finance	Current portion of long-term debt and finance lease obligations, net	234	231
Noncurrent
Operating	Operating lease liabilities, less current portion	289,187	295,636
Finance	Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	390	445
Total lease liabilities		$314,340	$320,048

(a) Finance lease assets are recorded net of accumulated amortization of $1,583 and $1,522 as of March 31, 2020 and December 31, 2019, respectively.

Lease Cost of Continuing Operations

		Three Months Ended March 31,
	Classification	2020	2019
Operating lease cost (a)	Lease and rent expense	$13,512	$13,115
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	61	67
Interest on finance lease liabilities	Interest expense, net	9	11
Short term lease cost	Operating expense	179	141
Net lease cost		$13,761	$13,334

(a) Includes variable lease costs, which are immaterial

Maturity of Lease Liabilities

As of March 31, 2020
	Operating Leases (a)	Finance Leases (a)	Total

2020	$51,073	$269	$51,342
2021	52,063	233	52,296
2022	53,072	136	53,208
2023	54,015	35	54,050
2024	53,898	7	53,905
After 2024	186,982	—	186,982
Total lease payments	$451,103	$680	$451,783
Less: Interest	(137,387)	(56)	(137,443)
Present value of lease liabilities	$313,716	$624	$314,340

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

Lease Term and Discount Rate

	March 31, 2020	December 31, 2019

Weighted-average remaining lease term (years)
Operating leases	8.57	8.81
Finance leases	3.00	3.00
Weighted-average discount rate
Operating leases	8.9%	8.9%
Finance leases	6.1%	6.1%

Other Information

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$12,673	$12,132
Operating cash flows for finance leases	$9	$11
Financing cash flows for finance leases	$52	$132
Acquisition of operating leases through adoption of ASC 842	$—	$389,403

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
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $26,403 and $27,390 as of March 31, 2020 and December 31, 2019, respectively. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
As of March 31, 2020, the Company is engaged in 98 professional liability lawsuits. Fifteen lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs were $1,840 and $1,906 for the three months ended March 31, 2020 and 2019, respectively.
The Company follows the accounting guidance in ASC Topic 954 that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the estimated insurance recovery receivables are included within "Self-insurance receivables, current portion" and "other noncurrent assets" on the Consolidated Balance Sheet. As of March 31, 2020 and December 31, 2019 there are estimated insurance recovery receivables of $1,831 and $1,011 in "Self-insurance receivables, current portion" and $155 and $1,555 in "other noncurrent assets," respectively.

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
Civil Investigative Demand ("CID")
In February 2020, we entered into a settlement agreement with the U.S. Department of Justice and the State of Tennessee of actions alleging violations of the federal False Claims Act in connection with our provision of therapy and the completion of certain resident admission forms. This settlement resolved an investigation that had begun in 2012 and covers the time period from January 1, 2010 through December 31, 2015. This agreement requires annual payments for a period of five years ending in February 2025 and also requires a contingent payment in the event the Company sells any of its owned facilities during the five-year payment period. Relative to the settlement agreement, the Company paid $500 during the first quarter of 2020, and the Company has included $1,000 and $8,000 within "Other current liabilities" and "Other noncurrent liabilities", respectively, on the Consolidated Balance Sheets. Failure to make timely any of these payments could result in rescission of the settlement and result in the government having a very large claim against us, including penalties, and/or make us ineligible to participate in certain government funded healthcare programs, any of which could in turn significantly harm our business and financial condition.
In conjunction with the settlement of the government investigation related to our therapy practices, we entered into a corporate integrity agreement ("CIA") with the Office of the Inspector General of CMS. The CIA has a term of five years and imposes material burdens on the Company, its officers and directors to take actions designed to insure compliance with applicable healthcare laws, including requirements to maintain specific compliance positions within the Company, to report any non-compliance with the terms of the CIA, to return any overpayments received, to submit annual reports and for an annual audit of submitted claims by an independent review organization. The CIA sets forth penalties for non-compliance by the Company with the terms of the agreement, including possible exclusion from federally funded healthcare programs for material violations of the agreement.
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees became covered under either a prefunded deductible policy or state-sponsored programs. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and, therefore, is completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. From the period from July 1, 2008 through March 31, 2020, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500 per claim, subject to an aggregate maximum of $3,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $944 and $921 at March 31, 2020 and December 31, 2019, respectively. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,666 and $1,575 as of March 31, 2020 and December 31, 2019, respectively. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of March 31, 2020, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $200 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $1,747 at March 31, 2020. The differences between actual settlements and reserves are included in expense in the period finalized.

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
Equity Grants and Valuations
During the three months ended March 31, 2020 and 2019, the Compensation Committee of the Board of Directors approved grants totaling approximately 198 and 151 shares of restricted common stock respectively, to certain employees and members of the Board of Directors. The fair value of restricted shares is determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. On March 13, 2020, the Compensation Committee of the Board of Directors approved the grant of 100 shares of common stock to the Company's Chief Executive Officer, as a one-time bonus in lieu of a 2020 salary increase and as recognition for completing the settlement with the Office of the Inspector General and the disposition of all of the Company's facilities in the State of Kentucky. The stock was fully vested on the date of the grant, and the grant date fair value of which was expensed during the quarter ended March 31, 2020.
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
Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2019	76	$7.55
Granted	—	—
Exercised	—	—
Expired or cancelled	(1)	5.45
Outstanding, March 31, 2020	75	$7.58

Exercisable, March 31, 2020	75	$7.58

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2019	207	$5.28
Granted	198	2.00
Vested	(188)	3.93
Cancelled	(19)	4.93
Outstanding, March 31, 2020	198	$3.32

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2019	48	$5.08
Granted	29	2.00
Vested	(13)	8.11
Outstanding, March 31, 2020	64	$3.05

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

The following table summarizes information regarding stock options and SOSAR grants outstanding as of March 31, 2020:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$8.14 to $10.21	$8.83	45	$—	45	$—
$5.45 to $5.86	$5.72	30	$—	30	$—
		75		75
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $338 and $140 in the three month periods ended March 31, 2020 and 2019, respectively.

9. INCOME TAXES
The Company recorded an income tax benefit from continuing operations of $104 during the three months ended March 31, 2020 and a benefit of $1,028 during the three months ended March 31, 2019.
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
In performing the analysis, the Company contemplated utilization of the recorded deferred tax assets under multiple scenarios. After consideration of these factors, the Company determined that a full valuation allowance of $20.0 million was necessary as of June 30, 2019. As of March 31, 2020, the Company has a valuation allowance in the amount of $21.5 million.  The Company will continue to periodically assess the realizability of its future deferred tax assets.
On March 27, 2020, the CARES Act was enacted and signed into law. Certain provisions of the CARES Act impact the 2019 income tax provision computations of the Company and are reflected in the first quarter of 2020, or the period of enactment. The CARES Act contains modifications on the depreciation of qualified improvement property, as well as the limitation of business interest for tax years beginning in 2019 and 2020. The new life classification of the qualified improvement property, allowing for bonus depreciation to be taken, along with the modification to Section 163(j) to increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income significantly increased the allowable deductions of the Company and result in additional taxable losses for the year-ended 2019, resulting in greater net operating losses (“NOL”) to be carried back. The NOL carryback resulted in a tax refund of $321 and an increase to the Work Opportunity Tax Credit (“WOTC”) deferred tax asset, which is offset by a full valuation allowance. These changes pursuant to the CARES Act did not have a significant impact to the first quarter of 2020, other than the tax refund and net adjustments to the WOTC credit and NOL deferred tax assets, which are offset by a valuation allowance. As a result of the CARES Act, it is anticipated that the Company will fully utilize all interest expense expected to be incurred in 2020.
The Company is not currently under examination by any major income tax jurisdiction. During 2020, the statutes of limitations will lapse on the Company's 2016 Federal tax year and certain 2015 and 2016 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the Interim Financial Statements for the three months ended March 31, 2020 and 2019.

10.	EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net loss per common share is presented below in thousands, except per share:

	Three Months Ended March 31,
	2020	2019
Net loss
Loss from continuing operations	$(510)	$(1,574)
Loss from discontinued operations, net of income taxes	(243)	(1,772)
Net loss	$(753)	$(3,346)

	Three Months Ended March 31,
	2020	2019
Net loss per common share:
Per common share – basic
Loss from continuing operations	$(0.08)	$(0.24)
Loss from discontinued operations	(0.04)	(0.28)
Net loss per common share – basic	$(0.12)	$(0.52)
Per common share – diluted
Loss from continuing operations	$(0.08)	$(0.24)
Loss from discontinued operations	(0.04)	(0.28)
Net loss per common share – diluted	$(0.12)	$(0.52)
Weighted Average Common Shares Outstanding:
Basic	6,506	6,424
Diluted	6,506	6,424
The effects of 75 and 99 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the three months ended March 31, 2020 and 2019, respectively, because these securities would have been anti-dilutive.

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
On August 30, 2019, the Company terminated operations of ten centers in Kentucky and concurrently transferred operations to a new operator. The agreement effectively amended the Lease with Omega Healthcare Investors to remove the ten Kentucky facilities, reduce the annual rent expense, and release the Company from any further obligations arising under the Lease with respect to the Kentucky facilities. The remaining Lease terms are unchanged with an initial term of twelve years and two optional 10-year extensions. The annual lease fixed escalator remains at 2.15% beginning on October 1, 2019.
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
Kentucky Disposition
On October 30, 2018 the Company entered into an Asset Purchase Agreement (the "Agreement") with Fulton Nursing and Rehabilitation, LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC, Westwood Nursing and Rehabilitation LLC, and Westwood Glasgow Propco (the "Buyers") to sell the assets and transfer the operations of the Kentucky Properties. On December 1, 2018, the Company completed the sale of the Kentucky Properties with the Buyers for a purchase price of $18,700. This transaction did not meet the accounting criteria to be reported as a discontinued

operation. The carrying value of these centers' assets was $13,331, resulting in a gain of $4,825, with remaining proceeds for miscellaneous closing costs. The proceeds were used to relieve debt, which is required under the terms of the Company's Amended Mortgage Loan and Amended Revolver. Refer to Note 5, "Long-term Debt and Interest Rate Swap" for more information on this transaction.
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
The transaction resulted in a gain on the modification of the Omega lease, which is presented within Discontinued Operations on the Consolidated Statements of Operations for the third quarter of 2019. The net gain on the transaction was $733.
These centers contributed revenues of  $16,803 for the three months ended March 31, 2019 and net loss of $243 and $1,772 for the three months ended March 31, 2020 and 2019, respectively. The net loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations.
The Company did not transfer the accounts receivable or liabilities, inclusive of the reserves for professional liability and workers' compensation, to the new operator. The Company expects to collect the balance of the accounts receivable and pay the remaining liabilities in the ordinary course of business through its future operating cash flows.

13. SUBSEQUENT EVENTS
COVID-19
On March 27, 2020, the U.S. government enacted the CARES Act to provide relief during the COVID-19 pandemic. The CARES Act authorized $100 billion in funding to healthcare entities to be distributed through the Public Health and Social Services Emergency Fund ("PHSSEF"). Payments from PHSSEF are intended to compensate providers for lost revenues and healthcare-related expenses attributable to the COVID-19 pandemic. These payments are not required to be repaid, provided the recipients attest to and comply with certain terms and conditions, including not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. The Company will utilize these funds to pay for COVID-19 related expenses that includes but is not limited to increased wages and increased costs for personal protective equipment and other supplies.
In April, the Company received approximately $9,000 of Medicare stimulus funds and is expecting to receive an additional $700 in the second quarter of 2020. Additionally, the Families First Coronavirus Response Act provided states with a temporary increase in the regular federal matching rate, or federal medical assistance percentage, used to determine the federal government's share of the cost of covered services in state Medicaid programs, provided the states agreed to certain conditions such as not imposing cost-sharing requirements for COVID-19-related testing and treatment. The Company received $900 of Medicaid dollars related to this temporary increase in the federal matching rate, which related to March 2020 and is reflected in "patient revenues, net" in the Company's results of operations for the three month period ended March 31, 2020. Also, the Company has elected to participate in the payment deferral of employer payroll taxes during 2020.
Additional emergency appropriations are being made available to eligible providers under the Paycheck Protection Program and Health Care Enhancement Act ("PPPHCE Act"), which was enacted on April 24, 2020. These funds will be distributed through the PHSSEF. Recipients will not be required to repay the government for funds received, provided they comply with terms and conditions, which have not yet been finalized.
Since the end of the quarter, there have been additional cases of COVID-19 at certain of the Company's centers. The Company has continued to experience reduced occupancy and increased operating expenses at its centers in the form or increased wages and increased cost for personal protective equipment, food and certain other supplies. The Company expects such increased expenses to continue and likely increase further during the remainder of 2020.
Debt Amendment
Effective April 3, 2020, the Company entered into a Seventh Amendment ("Seventh Amendment") to amend the Amended Mortgage Loan, a Ninth Amendment ("Ninth Amendment") to amend the Amended Revolver and a Second Amendment ("Second Amendment") to the affiliated revolver. The Seventh Amendment removes the reserve of $2,100 on the Acquisition Loan availability, and therefore, our borrowing capacity is now $12,500. The Ninth Amendment and Second Amendment increases the eligible days of qualifying accounts receivable from 120 days to 150 days for the purposes of calculating our borrowing capacity on the revolvers. The new LIBOR base rate is 0.5%.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Overview
Diversicare Healthcare Services, Inc. (together with its subsidiaries, “Diversicare” or the “Company”) provides long-term care services to nursing center patients in nine states, primarily in the Southeast, Midwest, and Southwest. The Company’s centers provide a range of health care services to their patients and residents that include nursing, personal care, and social services. Additionally, the Company’s nursing centers also offer a variety of comprehensive rehabilitation services, as well as nutritional support services. The Company's continuing operations include centers in Alabama, Florida, Indiana, Kansas, Mississippi, Missouri, Ohio, Tennessee, and Texas. The Company's operating results also include the results of discontinued operations in the state of Kentucky that have been reclassified on the face of the financial statements to reflect the discontinued status of these operations for all periods presented.
As of March 31, 2020, the Company’s continuing operations consist of 62 nursing centers with 7,329 licensed nursing beds. The Company owns 15 and leases 47 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted living and residential beds.
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
COVID-19 and CARES Act
As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and to address public health needs. These measures include temporary relaxation of conditions of participation for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the emergency period. They also include requirements for skilled nursing centers to report to public health authorities, residents and their representatives when residents and staff are confirmed as having or are being investigated for having COVID-19.
One of the primary sources of relief for healthcare providers is the CARES Act, an economic stimulus package signed into law on March 27, 2020. The CARES Act includes $100 billion of funding to be distributed through the PHSSEF to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. PHSSEF payments are intended to compensate healthcare providers for lost revenues and healthcare-related expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse.
In addition, the CARES Act expands the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Skilled nursing centers may request an accelerated payment of up to 100% of the Medicare payment amount for a three-month period (not including Medicare Advantage payments), although CMS is now reevaluating pending and new applications in light of direct payments made available through the PHSSEF. The Medicare Accelerated and Advanced Payment Program payments are advances that providers must repay. CMS must recoup the accelerated payments beginning 120 days after receipt by the provider by withholding future Medicare payments for claims. Currently, the Company has not elected to participate in this program. The CARES Act also includes other provisions offering financial relief, for example lifting the Medicare sequester from May 1, 2020 through December 31, 2020, which would have otherwise reduced payments to Medicare providers by 2%.
In addition to the funds appropriated under the CARES Act, the PPPHCE Act, a stimulus package signed into law on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF. This funding is also intended to reimburse providers for lost revenues and healthcare-related expenses attributable to the COVID-19 pandemic. Applicants for the funds will be required to submit a justification statement for the payments. Recipients will not be required to repay the government for funds received, provided they comply with terms and conditions, which have not yet been finalized.
Due to the recent enactment of the CARES Act and the PPPHCE Act, there is still a high degree of uncertainty surrounding their implementation, and the public health emergency continues to evolve. We continue to assess the potential impact of the CARES Act, the PPPHCE Act, the potential impact of other stimulus measures, if any, and the impact of other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows.
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
Improving skilled mix and average Medicare rate:
One of our key performance indicators is skilled mix. Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the three months ended March 31, 2020 and 2019 was 13.7% and 15.0%, respectively. For the past several years, census and skilled mix trends have been affected by healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payors and conveners to divert certain skilled nursing referrals to home health or other community-based care settings.
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
On October 1, 2018, the Company entered into a new Master Lease Agreement (the "Lease") with Omega Healthcare Investors (the "Lessor") to lease 34 centers currently owned by the Lessor and operated by Diversicare. The old Master Lease with the Lessor provided for its operation of 23 skilled nursing centers in Texas, Kentucky, Alabama, Tennessee, Florida, and Ohio. Additionally, Diversicare operated 11 centers owned by the Lessor under separate leases in Missouri, Kentucky, Indiana, and Ohio. The Lease entered into by Diversicare and the Lessor consolidates the leases for all 34 centers under one New Master Lease. The Lease has an initial term of twelve years with two optional 10 year extensions. The Lease has a common date of annual lease fixed escalators of 2.15% beginning on October 1, 2019. The Lease was subsequently amended on August 30, 2019 when the Company terminated operations of ten centers in Kentucky and concurrently transferred operations to a new operator. The agreement effectively amended the Lease to remove the ten Kentucky facilities, reduce the annual rent expense, and release the Company from any further obligations arising under the Lease with respect to the Kentucky facilities. The remaining Lease terms remain unchanged with an initial term of twelve years and two optional 10-year extensions. The annual lease fixed escalator remains at 2.15% beginning on October 1, 2019.
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

Critical Accounting Policies and Judgments
A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments often involving estimates of the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income or loss to vary significantly from period to period. Our critical accounting policies are more fully described in our 2019 Annual Report on Form 10-K.

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

	Three Months Ended March 31,
	2020		2019
Medicaid	$54,330	45.3%	$53,811	45.8%
Medicare	20,672	17.2%	20,391	17.3%
Managed Care	12,596	10.5%	12,998	11.1%
Private Pay and other	32,389	27.0%	30,350	25.8%
Total	$119,987	100.0%	$117,550	100.0%

The following table sets forth average daily skilled nursing census by primary payor source for our continuing operations for the periods presented:

	Three Months Ended March 31,
	2020		2019
Medicaid	3,818	68.2%	3,877	68.2%
Medicare	504	9.0%	571	10.0%
Managed Care	265	4.7%	282	5.0%
Private Pay and other	1,015	18.1%	956	16.8%
Total	5,602	100.0%	5,686	100.0%
Consistent with the nursing home industry in general, changes in the mix of a facility’s patient population among Medicaid, Medicare, Managed Care, and Private Pay and other can significantly affect the profitability of the facility’s operations.

Health Care Industry
The health care industry is subject to numerous laws and regulations of federal, state, and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, reimbursement for patient services, quality of patient care and Medicare and Medicaid fraud and abuse. Over the last several years, government activity has increased with respect to investigations and allegations concerning possible violations by health care providers of a number of statutes and regulations, including those regulating fraud and abuse, false claims, patient privacy and quality of care issues. Violations of these laws and regulations could result in exclusion from government health care programs, significant fines and penalties, as well as significant repayments for patient services previously billed. Compliance with such laws and regulations is subject to ongoing government review and interpretation. The Company is involved in regulatory actions of this type from time to time.
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
Skilled nursing centers are required to bill Medicare on a consolidated basis for certain items and services that they furnish to patients, regardless of the cost to deliver these services. This consolidated billing requirement essentially makes the skilled nursing center responsible for billing Medicare for all care services delivered to the patient during the length of stay. CMS has instituted a number of test programs designed to extend the reimbursement and financial responsibilities under consolidating billing beyond the traditional discharge date to include a broader set of bundled services. Such examples may include, but are not exclusive to, home health, durable medical equipment, home and community based services, and the cost of re-hospitalizations during a specified bundled period. Currently, these test programs for bundled reimbursement are confined to a small set of clinical conditions, but CMS has indicated that it is developing additional bundled payment models. This bundled form of reimbursement could be extended to a broader range of diagnosis related conditions in the future. The potential impact on skilled nursing center utilization and reimbursement is currently unknown. The process for defining bundled services has not been fully determined by CMS and is therefore subject to change during the rulemaking process. CMS has indicated that it is working toward a unified payment system for post-acute care services, including those provided by skilled nursing centers.
On August 7, 2019, CMS issued a final rule outlining Medicare payment rates for skilled nursing facilities that became effective October 1, 2019. CMS projects that aggregate payments to skilled nursing facilities will increase by 2.4%, reflecting a Skilled nursing facility market basket percentage update of 2.8% with a 0.4 percentage point reduction for the multifactor productivity adjustment. In addition, the Patient-Driven Payment Model ("PDPM") took effect October 1, 2019. The PDPM is a payment system for patients in a covered Medicare Part A skilled nursing facility stay that replaces the Resource Utilization Group ("RUG-IV") model, which primarily used volume of services as the basis for payment classification. The PDPM model instead classifies patients into payment groups based on specific patient characteristics and shifts the focus away from paying for the volume of services provided. CMS will use a budget neutrality factor to satisfy the requirement that PDPM be budget neutral relative to RUG-IV. CMS stated that it intends for the new model not to change the aggregate amount of Medicare payments to skilled nursing facilities, but to more accurately reflect resource utilization.
On April 15, 2020, CMS published a proposed rule to update Medicare payment rates for skilled nursing facilities for fiscal year 2021. CMS projects that aggregate payments to skilled nursing facilities will increase by 2.3%, reflecting a skilled nursing facility market basket percentage update of 2.7% with a 0.4 percentage point reduction for the multifactor productivity adjustment.
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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of March 31, 2020, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$81,174	$7,865	$73,268	$41	$—
Settlement obligations (2)	3,226	2,903	323	—	—
Settlement of civil investigative demand (3)	9,732	1,203	2,838	5,691	—
Operating leases (4)	451,105	51,073	105,135	107,913	186,984
Required capital expenditures under operating leases (5)	17,744	2,042	4,082	4,082	7,538
Total	$562,981	$65,086	$185,646	$117,727	$194,522

(1)
Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our finance lease obligations. Our long-term debt obligations decreased $0.1 million between December 31, 2019 and March 31, 2020. See Note 5, "Long-Term Debt and Interest Rate Swap," to the interim consolidated financial statements included in this report for additional information.

(2)
Settlement obligations relate to professional liability cases that are expected to be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.

(3)
Settlement of civil investigative demand relates to our settlement agreement, including interest, with the U.S. Department of Justice and the State of Tennessee. See additional description of our contingencies in Note 7 "Commitments and Contingencies" to the interim consolidated financial statements and "Item 1. Legal Proceedings."

(4)
Represents minimum annual undiscounted lease payments (exclusive of taxes, insurance, and maintenance costs) under our operating lease agreements, which does not include renewals. Our operating lease obligations decreased $12.6 million between December 31, 2019 and March 31, 2020. See Note 6, "Leases," to the interim consolidated financial statements included in this report for additional information.

(5)	Includes annual expenditure requirements under operating leases. Our required capital expenditures decreased $1.0 million between December 31, 2019 and March 31, 2020.

Employment Agreements
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1.6 million as of March 31, 2020. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee.

Results of Continuing Operations
The following tables present the unaudited interim consolidated statements of operations and related data for the three-month periods ended March 31, 2020 and 2019:

(in thousands)	Three Months Ended March 31,
	2020	2019	Change	%
PATIENT REVENUES, net	$119,987	$117,550	$2,437	2.1%
EXPENSES:
Operating	94,859	94,422	437	0.5%
Lease and rent expense	13,512	13,115	397	3.0%
Professional liability	1,839	1,851	(12)	(0.6)%
General and administrative	6,758	7,213	(455)	(6.3)%
Depreciation and amortization	2,288	2,317	(29)	(1.3)%
Total expenses	119,256	118,918	338	0.3%
OPERATING INCOME (LOSS)	731	(1,368)	2,099	N/M
OTHER INCOME (EXPENSE):
Other income	115	160	(45)	(28.1)%
Interest expense, net	(1,460)	(1,394)	(66)	(4.7)%
Total other expenses	(1,345)	(1,234)	(111)	(9.0)%
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(614)	(2,602)	1,988	76.4%
BENEFIT FOR INCOME TAXES	104	1,028	(924)	(89.9)%
LOSS FROM CONTINUING OPERATIONS	$(510)	$(1,574)	$1,064	67.6%
N/M = Not Meaningful

Percentage of Net Revenues	Three Months Ended March 31,
	2020	2019
PATIENT REVENUES, net	100.0%	100.0%
EXPENSES:
Operating	79.1	80.3
Lease and rent expense	11.3	11.2
Professional liability	1.5	1.6
General and administrative	5.6	6.1
Depreciation and amortization	1.9	2.0
Total expenses	99.4	101.2
OPERATING LOSS	0.6	(1.2)
OTHER INCOME (EXPENSE):
Other income	0.1	0.1
Interest expense, net	(1.1)	(1.1)
Total other expenses	(1.0)	(1.0)
LOSS FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(0.4)	(2.2)
BENEFIT FOR INCOME TAXES	0.1	0.9
LOSS FROM CONTINUING OPERATIONS	(0.3)%	(1.3)%

Three Months Ended March 31, 2020 Compared To Three Months Ended March 31, 2019
Patient Revenues
Patient revenues were $120.0 million and $117.6 million for the three months ended March 31, 2020 and 2019, respectively, an increase of $2.4 million.
Our Medicaid rate for the first quarter of 2020 increased 1.1% resulting in a revenue increase of $1.5 million, and we recognized a Medicaid related stimulus of $0.9 million. Our Medicare rate for the first quarter of 2020 increased 7.4% resulting in a revenue increase of $1.5 million. Our Hospice average daily census for the first quarter of 2020 increased 27.2% resulting in $2.0 million in additional revenue. Conversely, our Medicare, Private, and Medicaid average daily census for the first quarter of 2020 decreased 12.0%, 12.8%, and 1.5%, respectively, resulting in revenue losses of $2.8 million, $1.1 million, and $1.0 million, respectively. The decline in census for the first quarter of 2020 was due in large part to the impact of the COVID-19 pandemic. The QIPP resulted in $1.5 million in additional revenues for the first quarter of 2020 compared to the first quarter of 2019. An additional day of revenue for the first quarter of 2020 compared to the first quarter of 2019 resulted in $1.3 million in additional revenue.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended March 31,
	2020	2019
Skilled nursing occupancy	76.4%	77.6%
As a percent of total census:
Medicare census	9.0%	10.0%
Medicaid census	68.2%	68.2%
Managed Care census	4.7%	5.0%
As a percent of total revenues:
Medicare revenues	17.2%	17.3%
Medicaid revenues	45.3%	45.8%
Managed Care revenues	10.5%	11.1%
Average rate per day:
Medicare	$487.01	$453.63
Medicaid	$181.31	$179.37
Managed Care	$391.34	$393.09

Operating Expense
Operating expense increased in the first quarter of 2020 to $94.9 million from $94.4 million in the first quarter of 2019, an increase of $0.5 million. Operating expense decreased as a percentage of revenue to 79.1% for the first quarter of 2020 as compared to 80.3% for the first quarter of 2019.
One of the largest components of operating expenses is wages, which increased to $57.3 million in the first quarter of 2020 from $56.6 million in the first quarter of 2019. The Company incurred an additional $0.4 million of salaries expense and $0.1 million of supplies expense related to the COVID-19 pandemic during the first quarter of 2020.
Lease Expense
Lease expense in the first quarter of 2020 increased to $13.5 million as compared to $13.1 million in the first quarter of 2019. The increase in lease expense was due to rent increases resulting from the amendment to the Lease with Omega Healthcare Investors in conjunction with the Kentucky Exit.
Professional Liability
Professional liability expense was $1.8 million and $1.9 million in the first quarters of 2020 and 2019, respectively. Our cash expenditures for professional liability costs, including the State of Kentucky, were $1.8 million and $1.9 million for the first quarters of 2020 and 2019, respectively. Professional liability expense fluctuates based on the results of our third-party professional liability actuarial studies, premiums and cash expenditures are incurred to defend and settle existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and Administrative Expense
General and administrative expense was $6.8 million for the first quarter of 2020 compared to $7.2 million for the first quarter of 2019, a decrease of $0.4 million or 6.3%. The decrease in general and administrative expenses is mainly attributable to a decrease in legal fees of $0.6 million.
Depreciation and Amortization
Depreciation and amortization expense remained consistent at $2.3 million in the first quarters of 2019 and 2020 .
Interest Expense, Net
Interest expense was $1.5 million in the first quarter of 2020 and $1.4 million in the first quarter of 2019. The increase of $0.1 million is due to an increase in the outstanding borrowings on our loan facilities.
Income Tax Benefit
The Company recorded an income tax benefit of $0.1 million during the first quarter of 2020 and an income tax benefit of $1.0 million during the first quarter of 2019.
Loss from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss of $0.6 million before income taxes for the first quarter of 2020 as compared to a loss of $2.6 million for the first quarter of 2019. Both basic and diluted loss per common share from continuing operations were $0.08 for the first quarter of 2020 as compared to both basic and diluted loss per common share from continuing operations of $0.24 in the first quarter of 2019.
COVID-19 Impact on Continuing Operations
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. In April, the Company received $9,000 of Medicare stimulus funds and is expecting to receive an additional $700 in the second quarter of 2020. Additionally, the Families First Coronavirus Response Act provided states with a temporary increase in the regular federal matching rate, or federal medical assistance percentage, used to determine the federal government's share of the cost of covered services in state Medicaid programs, provided the states agreed to certain conditions such as not imposing cost-sharing requirements for COVID-19-related testing and treatment. The Company received $900 of Medicaid dollars related to this temporary increase in the federal matching rate, which related to March 2020 and is reflected in "patient revenues, net" in the Company's results of operations for the three month period ended March 31, 2020.
The Company expects to receive additional stimulus funds under the CARES Act and/or the PPHCE Act in the second quarter of 2020. Additionally, the Company has decided to participate in the payment deferral of employer payroll taxes during 2020. The CARES Act expands the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Currently, the Company has not elected to participate in this program.
Since the end of the quarter, there have been additional cases of COVID-19 at certain of our centers. The Company has continued to experience reduced occupancy and increased operating expenses at its centers in the form or increased wages and increased cost for personal protective equipment, food and certain other supplies. The Company expects such increased expenses to continue and likely increase further during the remainder of 2020. See Note 13 “Subsequent Events” to the interim consolidated financial statements included in this report for additional information.
Liquidity and Capital Resources
Liquidity
Our primary sources of liquidity are the net cash flow provided by the operating activities of our centers and draws on our revolving credit facility. We believe that these internally generated cash flows will be adequate to service existing debt obligations and fund required capital expenditures for twelve months after the date of issuance of these interim financial statements. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit us over the long-term. Options for our use of cash include, but are not limited to, capital improvements, purchase of additional shares of our common stock, acquisitions, payment of existing debt obligations as well as initiatives to improve nursing center performance. We review these potential uses and align them to our cash flows with a goal of achieving long-term success.
Net cash provided by operating activities of continuing operations totaled $2.7 million for the three months ended March 31, 2020, compared to net cash provided by operating activities of continuing operations of $1.9 million in the same period of 2019. The primary driver of the increase in cash provided by operating activities from continuing operations was an improvement in our net loss, which was $0.5 million for the three months ended March 31, 2020, compared to a net loss of $1.6 million for the three months ended March 31, 2019. The increase was slightly offset by a decrease in collections of accounts receivables.
Our cash expenditures related to professional liability claims of continuing operations were $1.8 million and $1.9 million for the three months ended March 31, 2020 and 2019, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our inability to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $0.9 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. The decrease in cash used for investing activities relates to a reduction of capital expenditures.
Financing activities of continuing operations used cash of nearly zero and provided cash of $0.9 million for the three months ended March 31, 2020 and 2019, respectively. The decrease is primarily due to the decrease in net repayments of $1.0 million.
COVID-19 Impact on Liquidity
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. While the Company did not incur significant disruptions during the three months ended March 31, 2020 from the COVID-19 pandemic, it is unable to fully predict the impact that the COVID-19 pandemic will have on its liquidity, financial condition and results of operations due to numerous uncertainties. We expect the CARES Act and PPPHCE Act to result in additional stimulus funds during the second quarter 2020, but we also expect to incur less revenue and increased operating expenses as a result of COVID-19. The increased operating expenses are expected to include increased wages and the increased cost of food, personal protective equipment, infection control supplies and dietary supplies.
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
As of March 31, 2020, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $26.4 million. Our calculation of this estimated liability is based on the Company's best estimate of the likelihood of adverse judgments with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.

Capital Resources
As of March 31, 2020, we had $75.4 million of outstanding long-term debt and finance lease obligations. The $75.4 million total includes $0.7 million in finance lease obligations and $15.0 million currently outstanding on the revolving credit facility. The balance of the long-term debt is comprised of $58.6 million owed on our mortgage loan, which includes $49.2 million on the term loan facility and $9.4 million on the acquisition loan facility.
On February 26, 2016, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of banks, which consists of a $80.0 million mortgage loan subsequently amended ("Amended Mortgage Loan") and a $52.3 million revolver subsequently amended ("Amended Revolver"). The Amended Mortgage Loan and Amended Revolver both have a five-year maturity through September 30, 2021. The Amended Mortgage Loan consists of $67.5 million term and $12.5 million acquisition loan facilities. The Amended Mortgage Loan has a term of five years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30.0 million. The Amended Mortgage Loan balance was $58.6 million as of March 31, 2020, consisting of $49.2 million on the term loan facility with an interest rate of 5.75% and $9.4 million on the acquisition loan facility with an interest rate of 6.50%. The Amended Mortgage Loan is secured by fifteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
In connection with the sale of the Kentucky Properties, the Company entered into the Sixth Amendment ("Sixth Revolver Amendment") to amend the Amended Revolver effective December 1, 2018. The Sixth Amendment decreased the Amended Revolver capacity from $52.3 million to $42.3 million. The Company also applied $4.9 million of net proceeds from the sale of the Kentucky Properties to the outstanding borrowings under the Amended Revolver.
Also effective December 1, 2018, the Company executed a Fourth Amendment (the "Fourth Term Amendment") to amend the Amended Mortgage Loan. The Company applied $11.1 million and $2.1 million of net proceeds from the sale of the Kentucky Properties to the Term Loan and Acquisition Loan, respectively. Additionally, we amended the Acquisition Loan availability to include a reserve of $2.1 million, and therefore, our borrowing capacity is $10.4 million. On April 3, 2020, the Company entered into an agreement to amend the Amended Mortgage Loan, which removes the $2.1 million reserve and increases our borrowing capacity to $12.5 million. See Note 13, "Subsequent Events" for further discussion on the amended debt agreement.
The Company is participating in the Texas Quality Incentive Payment Program ("QIPP"). Effective May 13, 2019, the Company entered into a Fifth Amendment (the “Fifth Term Amendment”) to amend the Amended Mortgage Loan to release the operators of three of the QIPP centers in Texas from the Amended Mortgage Loan and a Seventh Amendment (the “Seventh Revolver Amendment”) to amend the Amended Revolver to remove the operators of four of the QIPP centers in Texas from the Amended Revolver and to permanently reduce the amount available under the Amended Revolver by $2.0 million. At the same time, the operators of these four facilities entered into a separate revolving loan (the "affiliated revolver") with the same syndicate of banks to provide for the temporary working capital requirements of the four QIPP centers. The affiliated revolver, which is guaranteed by the Company, has an initial capacity of $5.0 million, which amount is reduced by $1.0 million on each of January 1, 2020, April 1, 2020 and July 1, 2020. The affiliated revolver has the same maturity date as the Amended Revolver and the Amended Mortgage Loan of September 30, 2021. The affiliated revolver is cross-defaulted with the Amended Revolver and the Amended Mortgage Loan. For further discussion of the QIPP centers in Texas, refer to Note 11, "Business Development and Other Significant Transactions." As of March 31, 2020, the Company had $1.0 million borrowings outstanding under the affiliated revolver. The interest rate related to the affiliated revolver was 5.75% as of March 31, 2020. The balance available for borrowing under the affiliated revolver was $0.2 million at March 31, 2020.
As of March 31, 2020, the Company had $15.0 million borrowings outstanding under the Amended Revolver compared to $15.0 million outstanding as of December 31, 2019. The interest rate related to the Amended Revolver was 5.75% as of March 31, 2020. The outstanding borrowings on the revolver were used primarily for temporary working capital requirements. Annual fees for letters of credit issued under the Amended Revolver are 3.00% of the amount outstanding. The Company has four letters of credit with a total value of $12.1 million outstanding as of March 31, 2020. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $32.1 million, the balance available for borrowing under the Amended Revolver and affiliated revolver was $4.0 million at March 31, 2020.
Our lending agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. We are in compliance with all such covenants at March 31, 2020.

Our calculated compliance with financial covenants is presented below:

	Requirement	Level at March 31, 2020
Credit Facility:
Minimum fixed charge coverage ratio	1.01:1.00	1.14:1.00
Minimum adjusted EBITDA	$3.3 million	$3.9 million
Current ratio (as defined in agreement)	1.00:1.00	1.21:1.00
Affiliated Revolver:
Minimum fixed charge coverage ratio	1.00:1.00	2.13:1.00
Minimum adjusted EBITDA	$0.8 million	$1.2 million
Mortgaged Centers:
EBITDAR	$10.0 million	$14.2 million
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
Off-Balance Sheet Arrangements
We have four letters of credit outstanding with an aggregate value of approximately $12.1 million as of March 31, 2020. The letters of credit serve as a security deposits for certain center leases. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.
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

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our interim consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. Forward-looking statements are predictive in nature and are frequently identified by the use of terms such as "may," "will," "should," "expect," "believe," "estimate," "intend," and similar words indicating possible future expectations, events or actions. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to:

•	our ability to successfully integrate the operations of new nursing centers, as well as successfully operate all of our centers,

•	our ability to increase census at our centers and occupancy rates at our centers,

•	changes in governmental reimbursement, including the new Patient-Driven Payment Model that was in October of 2019,

•	government regulation,

•	the impact of the Affordable Care Act, efforts to repeal or further modify the Affordable Care Act, and other health care reform initiatives,

•	any increases in the cost of borrowing under our credit agreements,

•	our ability to comply with covenants contained in those credit agreements,

•	our ability to comply with the terms of our master lease agreements,

•	our ability to renew or extend our leases at or prior to the end of the existing lease terms,

•	the outcome of professional liability lawsuits and claims,

•	our ability to control ultimate professional liability costs,

•	the accuracy of our estimate of our anticipated professional liability expense,

•	the impact of future licensing surveys,

•	the outcome of proceedings alleging violations of state or Federal False Claims Acts,

•	laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors,

•	the costs of investing in our business initiatives and development,

•	our ability to control costs,

•	our ability to attract and retain qualified healthcare professionals,

•	changes to our valuation of deferred tax assets,

•	changing economic and competitive conditions,

•	changes in anticipated revenue and cost growth,

•	changes in the anticipated results of operations,

•	the effect of changes in accounting policies as well as others.
Concerns are rapidly growing about the global outbreak of COVID-19. The disease has spread rapidly across the globe, including the U.S. The pandemic is having an unprecedented impact on the U.S. economy as federal, state and local governments react to this public health crisis, which has created significant uncertainties. These uncertainties include, but are not limited to, the potential adverse effect of the pandemic on the economy, our patients and residents and supply chain.
The Company is subject to risks and uncertainties as a result of the COVID-19 pandemic. The extent of the impact of the COVID-19 pandemic on the Company's business is highly uncertain and difficult to predict, as the response to the pandemic is in its incipient stages and information is rapidly evolving. Capital markets and economies worldwide have also been negatively impacted by the COVID-19 pandemic, and it is possible that it could cause a local and/or global economic recession. Policymakers around the globe have responded with fiscal policy actions to support the healthcare industry and economy as a whole. The magnitude and overall effectiveness of these actions remains uncertain.
The severity of the impact of the COVID-19 pandemic on the Company's business will depend on a number of factors, including, but not limited to, the duration and severity of the pandemic and the extent and severity of the impact on the Company's patients and residents, all of which are uncertain and cannot be predicted. The Company's future results of operations and liquidity could be adversely impacted by delays in payments of outstanding receivable amounts beyond normal payment terms, changes in the occupancy of our centers, increased operation costs in addressing COVID-19, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its patients served, as well as changes to the skilled mix of our centers. As of the date of issuance of these condensed consolidated financial statements, the extent to which the COVID-19 pandemic may materially impact the Company's financial condition, liquidity, or results of operations is uncertain.
Investors also should refer to the risks identified in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2019 and in "Part II. Item 1A. Risk Factors" below, for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of March 31, 2020, we had outstanding borrowings of approximately $74.6 million, $48.1 million of which was subject to variable interest rates. In connection with our February 2016 financing agreement, we entered into an interest rate swap with an initial notional amount of $30.0 million to mitigate the floating interest rate risk of a portion of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.5 million annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2020. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2020, we are engaged in 98 professional liability lawsuits. Fifteen lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
In conjunction with the settlement of the government investigation related to our therapy practices, we entered into the CIA with the Office of the Inspector General of CMS. The CIA has a term of five years and imposes material burdens on the Company, its officers and directors to take actions designed to insure compliance with applicable healthcare laws, including requirements to maintain specific compliance positions within the Company, to report any non-compliance with the terms of the CIA, to return any overpayments received, to submit annual reports and for an annual audit of submitted claims by an independent review organization. The CIA sets forth penalties for non-compliance by the Company with the terms of the agreement, including possible exclusion from federally funded healthcare programs for material violations of the CIA.

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

ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results. We are including the following revised risk factors, which update and supersede the corresponding risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, and adding new risk factors, both which should be read in conjunction with our description of risk factors in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2019:
Disasters and similar events may seriously harm our business.
Natural and man-made disasters, pandemics or epidemics, including terrorist attacks and acts of nature such as hurricanes, tornados, earthquakes and wildfires, may cause damage or disruption to us, our employees and our centers, which could have an adverse impact on our patients and our business. Our affiliated facilities in Kansas, Missouri, Mississippi, Florida, Alabama and Texas may be more susceptible to damage caused by natural disasters including hurricanes, tornadoes and flooding. In order to provide care for our patients, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our centers, and the availability of employees to provide services at our centers.  If the delivery of goods or the ability of employees to reach our centers were interrupted in any material respect due to a natural disaster, pandemic or other reasons, it would have a significant impact on our centers and our business.  Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more centers, which would be costly and would involve risks, including potentially fatal risks, for the patients.  The impact of disasters, pandemics and similar events is inherently uncertain.  Such events could harm our patients and employees, severely damage or destroy one or more of our centers, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.
The COVID-19 outbreak has disrupted many aspects of the economy and our industry and it is unclear what the ultimate impact on our business will be.  Federal, state and local governments and health departments have taken a number of unprecedented actions as precautionary measures  to avoid the spread of COVID-19 and may take additional steps.  Governments have implemented social distancing requirements which have caused, and may continue to cause patients to postpone or refuse necessary care in an attempt to avoid possible exposure, thereby reducing occupancy.  Restrictions or limitations on admissions to our centers by such agencies would have a negative impact on us.  Residents in our centers that have tested positive for COVID-19 have caused an increase in the costs of caring for the residents in that center and may cause a reduced occupancy at those centers.  We have also incurred additional expenditures preparing our centers for potential outbreaks and providing care to our residents during this period of isolation. The COVID-19 outbreak has caused our centers and our management to spend considerable time planning, which diverts their attention from other business concerns.  We are continuing to evaluate and consider the potential impact of the COVID-19 outbreak, which could result in these or other negative outcomes and adversely impact our business, operating results and financial condition.  There can be no assurances that COVID-19 or another pandemic, epidemic or outbreak of a contagious illness, will not have a material and adverse impact on our business, operating results and financial condition in the future.

There is a high degree of uncertainty regarding the implementation and impact of the CARES Act, the PPPHCE Act, and future stimulus legislation, if any. There can be no assurance as to the total amount of financial assistance or types of assistance we will receive, that we will be able to benefit from provisions intended to increase access to resources and ease regulatory burdens for healthcare providers or that additional stimulus legislation will be enacted.
The CARES Act is a $2 trillion economic stimulus package signed into law on March 27, 2020, in response to the COVID-19 pandemic. In an effort to stabilize the U.S. economy, the CARES Act provides for cash payments to individuals and loans and grants to small businesses, among other measures. For hospitals and other healthcare providers, it authorizes $100 billion in funding to be distributed through the PHSSEF. These funds are intended to reimburse eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers and suppliers, for healthcare-related expenses or lost revenues attributable to COVID-19. Recipients are not required to repay these funds to the government, provided that they attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. [HHS allocated half of the provider relief funding for general distribution to Medicare providers impacted by COVID-19. HHS distributed $50 billion of this funding based on each provider’s reimbursement allocated proportional share of Medicare net patient revenue. HHS has indicated that distributions of the remaining $50 billion will be targeted primarily to hospitals in areas particularly impacted by the COVID-19 pandemic, rural providers, and to reimburse providers that submit claim requests for COVID-19-related treatment of uninsured patients at Medicare rates. HHS has also indicated that some providers will receive further, separate funding, including skilled nursing facilities and providers that take solely Medicaid.]
The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payments adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available accelerated payments of Medicare funds in order to increase cash flow to providers. In addition to financial assistance, the CARES Act includes provisions intended to increase access to medical supplies and equipment and ease legal and regulatory burdens on healthcare providers. Many of these measures, such as flexibilities related to the provision of telehealth services and waiver of the requirement for a three-day prior hospitalization for Medicare coverage of a skilled nursing facility stay, are effective only for the duration of the public health emergency. The CARES Act also includes numerous income tax provisions including changes to the Net Operating Loss rules and business interest expense deduction rules.
In addition to the funds appropriated under the CARES Act, the PPPHCE Act, a stimulus package signed into law on April 24, 2020, contains additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF. This funding is also intended to reimburse providers for lost revenues and healthcare-related expenses attributable to the COVID-19 pandemic. Applicants for the funds will be required to submit a justification statement for the payments. Recipients will not be required to repay the government for funds received, provided they comply with terms and conditions, which have not yet been finalized.
Due to the recent enactment of the CARES Act and the PPPHCE Act, there is still a high degree of uncertainty surrounding their implementation, and the public health emergency continues to evolve. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, the PPPHCE Act, or future legislation, if any, and it is difficult to predict the impact of such legislation on our operations or how it will affect operations of our competitors. Moreover, we are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be covered by amounts or benefits received, and which we may in the future receive, under the CARES Act or PPPHCE Act. We continue to assess the potential impact of COVID-19 and government responses to the pandemic on our business, results of operations, financial condition and cash flows.
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

10.1
Eighth Amendment to Third Amended and Restated Revolving Loan and Security Agreement
dated February 25, 2020 (incorporated by reference to Exhibit 10.36 to the Company’s annual report on Form 10-K for the year ended December 31, 2019).

10.2
Sixth Amendment to Second Amended and Restated Term Loan and Security Agreement dated
February 25, 2020 (incorporated by reference to Exhibit 10.37 to the Company’s annual report Form 10-K for the year ended December 31, 2019).

10.3
First Amendment to Revolving Loan and Security Agreement dated February 25, 2020 (incorporated by reference to Exhibit 10.38 to the Company's annual report on Form 10-K for the year ended December 31, 2019).

10.4
Settlement Agreement with the U.S. Department of Justice and the State of Tennessee dated
February 14, 2020 (incorporated by reference to Exhibit 10.39 to the Company’s annual report on Form 10-K for the year ended December 31, 2019).

10.5
Corporate Integrity Agreement with the Office of the Inspector General of CMS dated February
14, 2020 (incorporated by reference to Exhibit 10.40 to the Company’s annual report on Form 10-K for the year ended December 31, 2019).

10.6	Leslie Campbell Separation Agreement

10.7	Employment Agreement effective March 2, 2020, between Rebecca Bodie and Diversicare Healthcare Services, Inc.

10.8	Ninth Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated April 3, 2020.

10.9	Seventh Amendment to Second Amended and Restated Term Loan and Security Agreement dated April 3, 2020.

10.10	Second Amendment to Revolving Loan and Security Agreement dated April 3, 2020.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversicare Healthcare Services, Inc.

May 7, 2020

	By:	/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
President and Chief Executive Officer, Principal Executive Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ Kerry D. Massey
Kerry D. Massey
Executive Vice President and Chief Financial Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant