Form 10-Q
period 2020-06-30
Diversicare Healthcare Services, Inc.
filed 2020-08-06
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,842,738
(Outstanding shares of the issuer’s common stock as of August 3, 2020)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
CURRENT ASSETS:
Cash	$29,081	$2,710
Receivables	51,910	60,521
Self-insurance receivables, current portion	1,573	1,011
Other receivables	2,205	2,534
Prepaid expenses and other current assets	4,548	5,056
Income tax refundable	591	484
Total current assets	89,908	72,316
PROPERTY AND EQUIPMENT, at cost	134,838	132,775
Less accumulated depreciation and amortization	(89,318)	(85,020)
Property and equipment, net	45,520	47,755
OTHER ASSETS:
Operating lease right-of-use assets	297,296	310,238
Acquired leasehold interest, net	5,469	5,736
Other noncurrent assets	3,140	4,323
Total other assets	305,905	320,297
	$441,333	$440,368
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(continued)

	June 30, 2020	December 31, 2019
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and finance lease obligations	$2,410	$3,498
Current portion of operating lease liabilities	25,390	23,736
Trade accounts payable	10,878	14,641
Accrued expenses:
Payroll and employee benefits	16,891	16,780
Self-insurance reserves, current portion	15,150	13,829
Deferred income, current portion	20,400	—
Other current liabilities	13,555	11,545
Total current liabilities	104,674	84,029
NONCURRENT LIABILITIES:
Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	57,546	70,637
Operating lease liabilities, less current portion	282,696	295,636
Payroll and employee benefits, less current portion	3,185	—
Self-insurance reserves, less current portion	14,683	16,291
Government settlement accrual	8,000	9,000
Deferred income, less current portion	4,920	—
Other noncurrent liabilities	1,647	1,691
Total noncurrent liabilities	372,677	393,255
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT:
Common stock, authorized 20,000 shares, $.01 par value, 7,075 and 6,908 shares issued, and 6,843 and 6,676 shares outstanding, respectively	70	69
Treasury stock at cost, 232 shares of common stock	(2,500)	(2,500)
Paid-in capital	24,444	24,026
Accumulated deficit	(58,380)	(59,079)
Accumulated other comprehensive income	348	568
Total shareholders’ deficit	(36,018)	(36,916)
	$441,333	$440,368
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2020	2019
PATIENT REVENUES, NET	$118,243	$117,967
OTHER OPERATING INCOME	5,148	—
EXPENSES:
Operating	95,775	94,658
Lease and rent expense	13,523	13,114
Professional liability	2,114	1,594
Government settlement expense	—	3,100
General and administrative	6,880	7,152
Depreciation and amortization	2,278	2,217
Total expenses	120,570	121,835
OPERATING INCOME (LOSS)	2,821	(3,868)
OTHER INCOME (EXPENSE):
Other income	409	40
Interest expense, net	(1,209)	(1,476)
Total other expense	(800)	(1,436)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,021	(5,304)
PROVISION FOR INCOME TAXES	(182)	(17,312)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,839	(22,616)
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $102 and $38, respectively	(387)	(1,980)
NET INCOME (LOSS)	$1,452	$(24,596)
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.28	$(3.49)
Discontinued operations	(0.06)	(0.31)
	$0.22	$(3.80)
Per common share – diluted
Continuing operations	$0.28	$(3.49)
Discontinued operations	(0.06)	(0.31)
	$0.22	$(3.80)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,649	6,472
Diluted	6,704	6,472
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended June 30,
	2020	2019
NET INCOME (LOSS)	$1,452	$(24,596)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge, net of tax	59	(185)
Total other comprehensive income (loss)	59	(185)
COMPREHENSIVE INCOME (LOSS)	$1,511	$(24,781)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Six Months Ended June 30,
	2020	2019
PATIENT REVENUES, NET	$238,230	$235,517
OTHER OPERATING INCOME	5,148	—
EXPENSES:
Operating	190,634	189,080
Lease and rent expense	27,036	26,229
Professional liability	3,953	3,445
Government settlement expense	—	3,100
General and administrative	13,638	14,365
Depreciation and amortization	4,565	4,533
Total expenses	239,826	240,752
OPERATING INCOME (LOSS)	3,552	(5,235)
OTHER INCOME (EXPENSE):
Other income	524	200
Interest expense, net	(2,669)	(2,870)
Total other expense	(2,145)	(2,670)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,407	(7,905)
PROVISION FOR INCOME TAXES	(78)	(16,285)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1,329	(24,190)
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $167 and $111, respectively	(630)	(3,752)
NET INCOME (LOSS)	$699	$(27,942)
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.21	$(3.75)
Discontinued operations	(0.10)	(0.58)
	$0.11	$(4.33)
Per common share – diluted
Continuing operations	$0.21	$(3.75)
Discontinued operations	(0.10)	(0.58)
	$0.11	$(4.33)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,506	6,448
Diluted	6,586	6,448

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Six Months Ended June 30,
	2020	2019
NET INCOME (LOSS)	$699	$(27,942)
OTHER COMPREHENSIVE LOSS:
Change in fair value of cash flow hedge, net of tax	(220)	(248)
Total other comprehensive loss	(220)	(248)
COMPREHENSIVE INCOME (LOSS)	$479	$(28,190)
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(in thousands and unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2018	6,751	$68	232	$(2,500)	$23,413	$(23,016)	$837	$(1,198)
Net loss	—	—	—	—	—	(3,346)	—	(3,346)
Issuance of equity grants, net	163	1	—	—	41	—	—	42
Interest rate cash flow hedge	—	—	—	—	—	—	(63)	(63)
Stock-based compensation	—	—	—	—	140	—	—	140
BALANCE, MARCH 31, 2019	6,914	$69	232	$(2,500)	$23,594	$(26,362)	$774	$(4,425)
Net loss	—	—	—	—	—	(24,596)	—	(24,596)
Redemption of equity grants, net	(3)	—	—	—	—	—	—	—
Interest rate cash flow hedge	—	—	—	—	—	—	(185)	(185)
Stock-based compensation	—	—	—	—	144	—	—	144
BALANCE, JUNE 30, 2019	6,911	$69	232	$(2,500)	$23,738	$(50,958)	$589	$(29,062)

BALANCE, DECEMBER 31, 2019	6,908	$69	232	$(2,500)	$24,026	$(59,079)	$568	$(36,916)
Net loss	—	—	—	—	—	(753)	—	(753)
Issuance of equity grants, net	190	1	—	—	3	—	—	4
Interest rate cash flow hedge	—	—	—	—	—	—	(279)	(279)
Stock-based compensation	—	—	—	—	338	—	—	338
BALANCE, MARCH 31, 2020	7,098	$70	232	$(2,500)	$24,367	$(59,832)	$289	$(37,606)
Net income	—	—	—	—	—	1,452	—	1,452
Redemption of equity grants, net	(23)	—	—	—	—	—	—	—
Interest rate cash flow hedge	—	—	—	—	—	—	59	59
Stock-based compensation	—	—	—	—	77	—	—	77
BALANCE, JUNE 30, 2020	7,075	$70	232	$(2,500)	$24,444	$(58,380)	$348	$(36,018)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Six Months Ended June 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$699	$(27,942)
Loss from discontinued operations	(630)	(3,752)
Income (loss) from continuing operations	1,329	(24,190)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by (used in) operating activities:
Depreciation and amortization	4,565	4,533
Deferred income tax benefit	—	16,008
Provision for self-insured professional liability, net of cash payments	494	2,559
Amortization of right-of-use assets	11,286	10,334
Government settlement expense	—	3,100
Stock-based compensation	415	284
Provision for leases in excess of cash payments	1,656	2,564
Other	602	487
Changes in assets and liabilities affecting operating activities:
Receivables	8,049	(41)
Prepaid expenses and other assets	(189)	(1,027)
Trade accounts payable and accrued expenses	1,461	(2,283)
Deferred income	25,320	—
Operating lease liabilities	(11,286)	(10,330)
Net cash provided by continuing operations	43,702	1,998
Discontinued operations	(630)	(2,789)
Net cash provided by (used in) operating activities	43,072	(791)
NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,063)	(2,270)
Purchases of property and equipment with stimulus funds	(712)	—
Net cash used in continuing operations	(2,775)	(2,270)
Discontinued operations	—	(226)
Net cash used in investing activities	(2,775)	(2,496)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt and finance lease obligations	(18,763)	(2,741)
Proceeds from issuance of debt	4,551	6,500
Proceeds from stimulus funds used to purchase property and equipment	712	—
Financing costs	(430)	(213)
Issuance and redemption of employee equity awards, net	4	42
Net cash provided by (used in) continuing operations	(13,926)	3,588
Discontinued operations	—	—
Net cash provided by (used in) financing activities	$(13,926)	$3,588
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Six Months Ended June 30,
	2020	2019
NET INCREASE IN CASH	$26,371	$301
CASH, beginning of period	2,710	2,685
CASH, end of period	$29,081	$2,986
SUPPLEMENTAL INFORMATION:
Cash payments of interest	$2,635	$2,701
Cash payments of income taxes	$187	$254
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Acquisition of equipment through finance leases	$—	$239
Acquisition of operating leases though adoption of ASC 842	$—	$389,403
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020 AND 2019
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
As of June 30, 2020, the Company’s continuing operations consist of 62 nursing centers with 7,329 licensed nursing beds. The Company owns 15 and leases 47 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted and residential living beds.
COVID-19 Pandemic
In January 2020, the Secretary of U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel coronavirus. In March 2020, the World Health Organization categorized COVID-19, a disease caused by this coronavirus (“COVID-19”), as a pandemic. According to the Centers for Disease Control and Prevention (“CDC”), older adults and people with certain underlying medical conditions are at higher risk for serious illness from COVID-19. CDC has identified nursing home populations as being at high risk of being affected by pathogens like COVID-19 as a result of the congregate nature of nursing homes and the resident population served.
The Centers for Medicare & Medicaid Services (“CMS”) and the CDC have issued guidance to state and local governments and long-term care facilities to help mitigate the spread of COVID-19. For example, on March 13, 2020, CMS issued a memorandum directing long-term care facilities to significantly restrict visitors and nonessential workers and to restrict communal activities, among other measures. On May 18, 2020, CMS provided “reopening” recommendations for state and local officials to determine the level of mitigation needed to prevent the transmission of COVID-19 in nursing homes, including criteria for relaxing various restrictions. CMS has also announced COVID-19 reporting requirements and focused infection control surveys intended to assess long-term care facility compliance with infection control requirements in connection with the COVID-19 pandemic. CDC guidance includes infection prevention and control practices intended to protect both nursing home residents and healthcare personnel.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes, among other things, modifications to the limitation on business interest expense and net operating loss provisions relative to the payment of Federal income taxes, allows an optional payment deferral of the employer's portion of Social Security taxes that are otherwise due through December 31, 2020. These provisions of the CARES Act were effective after the date of enactment and also include the appropriation of stimulus funds to Medicare and Medicaid providers. On April 24, 2020, the Paycheck Protection Program and Health Care Enhancement Act ("PPPHCE Act") was enacted, which provides for additional emergency appropriations for COVID-19 response.
Together, the CARES Act and PPPHCE Act authorize $175 billion in funding to healthcare entities to be distributed through the Public Health and Social Services Emergency Fund ("PHSSEF"), also known as the Provider Relief Fund. Payments from PHSSEF are intended to compensate providers for lost revenues and healthcare-related expenses attributable to the COVID-19 pandemic only. These payments are not required to be repaid, provided the recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that have been reimbursed from other sources or that other sources are obligated to reimburse. The Company is utilizing these funds to compensate for lost revenues and pay for permissible costs under this legislation that include but are not limited to increased wages and increased costs for personal protective equipment and other supplies.

2. CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and six month periods ended June 30, 2020 and 2019, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at

June 30, 2020, the results of operations, and changes in shareholders' deficit for the three and six month periods ended June 30, 2020 and 2019 and cash flows for the six months periods ended June 30, 2020 and 2019. The Company’s balance sheet information at December 31, 2019, was derived from its audited consolidated financial statements as of December 31, 2019.
The results of operations for the periods ended June 30, 2020 and 2019 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
CARES Act and PPPHCE Act Funds
The Company implemented certain changes to our accounting policies related to the recognition of stimulus funds through the CARES Act and the PPPHCE Act. There is no U.S. GAAP that covers accounting for government "grants" to for-profit entities with the exception of certain agricultural subsidies. In the absence of authoritative U.S. GAAP guidance, the Company considered the application of other authoritative accounting guidance by analogy and concluded that the guidance outlined in International Accounting Standard 20 - Accounting for Government Grants and Disclosures of Government Assistance ("IAS 20") was the most appropriate analogy for the purpose of recording and classifying the federal stimulus funds received by the Company. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once both of the following conditions are met: (1) the Company is able to comply with the relevant conditions of the grant and (2) the grant will be received. Federal stimulus funds that are recognized to offset healthcare related expenses and lost revenue attributable to COVID-19 are reflected as "other operating income" on the accompanying interim consolidated statement of operations. Federal stimulus funds received and used toward capital improvements that assist with the response to and prevention and spread of COVID-19 is accounted for as a capital grant. For such an asset acquired with the use of a stimulus funds, the Company will recognize the asset as a net zero asset. Refer to Note 4 to the interim consolidated financial statements included in this report for additional information.

Additionally, the Company has received Medicaid stimulus funds, which are recognized in accordance with ASC 606. Refer to Note 5 to the interim consolidated financial statements included in this report for additional information.
Discontinued Operations
On December 1, 2018, the Company sold three Kentucky properties for $18,700, which are collectively referred to as the "Kentucky Properties." On August 30, 2019, the Company terminated operations of ten centers in Kentucky and concurrently transferred operations to a new operator. These ten centers are collectively referred to as the "Kentucky Centers." The sale of the Kentucky Properties and the termination of operations at the Kentucky Centers are referred to collectively as the "Kentucky Exit." As a result of the Kentucky Exit, the Company no longer operates any skilled nursing centers in the State of Kentucky. The Company's exit from the state represented a strategic shift that has (or will have) a major effect on the Company's financial position, results of operations and cash flows. In accordance with ASC 205, the Company's discontinued operating results have been reclassified on the face of the financial statements and footnotes for all periods presented to reflect the discontinued status of these operations. Refer to Note 13, "Discontinued Operations" for more information.

3. RECENT ACCOUNTING GUIDANCE
Accounting Standards Recently Issued But Not Yet Adopted by the Company
In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new guidance intends to improve financial reporting by requiring timelier recognition of credit losses on loans and other financial instruments that are not accounted for at fair value through net income, including loans held for investment, held-to-maturity debt securities, trade and other receivables, net investment in leases and other such commitments. This update requires that financial statement assets measured at an amortized cost be presented at the net amount expected to be collected, through an allowance for credit losses that is deducted from the amortized cost basis. This standard is effective for smaller reporting companies for the fiscal year beginning after December 15, 2022 with early adoption permitted. The Company is in the initial stages of evaluating the impact from the adoption of this new standard on the consolidated financial statements and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company has elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company continues to evaluate changes in the market and may apply other elections, as applicable, in the future as allowed under ASU No. 2020-04.

4. COVID-19 PANDEMIC
As of June 30, 2020, the Company has received $31,180 of Medicare stimulus funds, and recognized $5,148 as income, which is reflected in "other operating income" in the Company's results of operations for the three and six month periods ended June 30, 2020. For the six months ended June 30, 2020, the Company utilized $712 of stimulus dollars to fund capital improvements to prevent the spread of COVID-19. The remaining stimulus funds of $25,320 as of June 30, 2020 are classified as "deferred income" on the interim consolidated balance sheet. Additionally, the Families First Coronavirus Response Act provided states with a temporary increase in the regular federal matching rate, or federal medical assistance percentage, used to determine the federal government's share of the cost of covered services in state Medicaid programs, provided the states agreed to certain conditions such as not imposing cost-sharing requirements for COVID-19-related testing and treatment. The Company received $4,203 and $5,064 for the three and six month periods ended June 30, 2020, respectively, of Medicaid and Hospice dollars related to this temporary increase in the federal matching rate, which related to patient services rendered between March and June 2020 and is reflected in "patient revenues, net" in the Company's results of operations for the three and six month periods ended June 30, 2020. The Company expects that it will fully utilize the stimulus funds received through June 30, 2020 in accordance with the terms and conditions of the stimulus programs.
Also, the Company has elected to participate in the payment deferral of the employer's portion of Social Security taxes that are otherwise due from March 27, 2020 through December 31, 2020, with 50% of the deferred amount due December 31, 2021 and the remaining 50% due December 31, 2022. To date, the Company has deferred $3,185 of Social Security taxes which is presented as "payroll and employee benefits, less current portion" on the Company's balance sheet as of June 30, 2020.
The CARES Act also includes other provisions offering financial relief, for example lifting the Medicare sequestration from May 1, 2020 through December 31, 2020, which would have otherwise reduced payments to Medicare providers by 2%. For the three and six month periods ended June 30, 2020, the suspension of the Medicare sequestration positively impacted net patient revenues by $307.
The Company incurred an additional $2,200 of salaries expense, $1,100 of supplies expense and $100 of travel expense related to the COVID-19 pandemic for the three month period ended June 30, 2020. The Company incurred an additional $2,600 of salaries expense, $1,200 of supplies expense and $100 of travel expense related to the COVID-19 pandemic for the six month period ended June 30, 2020. These expenses are reflected in "operating expense" in the Company's results of operations for the three and six month periods ended June 30, 2020.
The Company is closely monitoring and evaluating the impact of the COVID-19 pandemic on all aspects of its business. We have identified team members and patients who have tested positive for COVID-19 at a number of our centers, and we have incurred an increase in the costs of caring for the team members, patients, and residents in those centers. The Company has also experienced reduced occupancy at its centers and has incurred additional expenditures preparing its centers for potential outbreaks and maintaining the healthcare delivery capacity of its centers. While we have experienced reduced occupancy and increased expenses, we received additional stimulus funds through the CARES Act, PPPHCE Act, and the Families First Coronavirus Response Act during the second quarter of 2020, which have been used and are expected to continue to be used to mitigate the impact of the lost revenues associated with the reduced occupancy as well as the increased expenses, and any cash flow or liquidity impacts therefrom. The Company has an interdisciplinary team monitoring and staying up to date on the latest information about the virus and its prevalence. The Company has implemented precautionary measures and response protocols to minimize the spread of the virus, following guidance from CMS and the CDC, but the Company nevertheless expects additional cases of the virus will occur at these and other facilities. The Company is continuing to evaluate and consider the potential impact that the virus may have on its liquidity, financial condition and results of operations due to numerous uncertainties. However, given the uncertainty as to the duration of the COVID-19 pandemic and the timing and availability of effective medical treatment and vaccines, it could have a material adverse effect on the Company's future results of operations, financial condition and liquidity.

5. REVENUE RECOGNITION AND ACCOUNTS RECEIVABLE
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
Disaggregation of Revenue and Accounts Receivable
In accordance with ASC 606, the Company recognized $4,203 and $5,064 of Medicaid and Hospice stimulus dollars for the three and six month periods ended June 30, 2020, respectively, that are reflected as patient revenues in the Company's results of operations. Refer to Note 4, "COVID-19 Pandemic" for more information. The following table summarizes revenue from contracts with customers by payor source from continuing operations for the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,
	2020		2019
Medicaid	$54,161	45.8%	$53,812	45.6%
Medicare	22,424	19.0%	19,545	16.6%
Managed Care	12,355	10.4%	13,120	11.1%
Private Pay and other	29,303	24.8%	31,490	26.7%
Total	$118,243	100.0%	$117,967	100.0%

	Six Months Ended June 30,
	2020		2019
Medicaid	$108,491	45.5%	$107,623	45.7%
Medicare	43,096	18.1%	39,936	17.0%
Managed Care	24,951	10.5%	26,118	11.1%
Private Pay and other	61,692	25.9%	61,840	26.2%
Total	$238,230	100.0%	$235,517	100.0%

Accounts receivable from continuing operations as of June 30, 2020 and December 31, 2019 are summarized in the following table:

	June 30,	December 31,
	2020	2019
Medicaid	$18,722	$21,998
Medicare	9,659	11,811
Managed Care	7,057	9,103
Private Pay and other	16,472	17,609
Total accounts receivable	$51,910	$60,521

6. LONG-TERM DEBT AND INTEREST RATE SWAP
On February 26, 2016, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of banks, which consists of a $80,000 mortgage loan subsequently amended ("Amended Mortgage Loan") and a $52,250 revolver subsequently amended ("Amended Revolver"). The Amended Mortgage Loan and Amended Revolver both have a five-year maturity through September 30, 2021. The Amended Mortgage Loan consists of $67,500 term and $12,500 acquisition loan facilities. The Amended Mortgage Loan requires monthly principal and interest payments monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30,000. The Amended Mortgage Loan balance was $60,112 as of June 30, 2020, consisting of $48,712 on the term loan facility with an interest rate of 4.50% and $11,400 on the acquisition loan facility with an interest rate of 5.25%. The Amended Mortgage Loan is secured by fifteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The

Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
In connection with the sale of the Kentucky Properties, the Company entered into the Sixth Amendment ("Sixth Revolver Amendment") to amend the Amended Revolver effective December 1, 2018. The Sixth Amendment decreased the Amended Revolver capacity from $52,250 to $42,250 and also placed a $2,100 reserve against the acquisition loan facility, thereby reducing the maximum borrowing capacity of that facility to $10,400. The Company also applied $4,947 of net proceeds from the sale of the Kentucky Properties to the outstanding borrowings under the Amended Revolver.
Effective April 3, 2020, the Company entered into a Seventh Amendment ("Seventh Amendment") to amend the Amended Mortgage Loan, a Ninth Amendment ("Ninth Amendment") to amend the Amended Revolver and a Second Amendment ("Second Amendment") to the affiliated revolver. The Seventh Amendment removed the reserve of $2,100 on the acquisition loan availability, thereby increasing the borrowing capacity of that facility from $10,400 to $12,500 as of June 30, 2020. The Ninth Amendment and Second Amendment increased the eligible days of qualifying accounts receivable from 120 days to 150 days for the purpose of calculating our borrowing capacity on the revolvers. The new LIBOR base rate was set at 0.5%.
The Company is participating in the Texas Quality Incentive Payment Program ("QIPP"). Effective May 13, 2019, the Company entered into a Fifth Amendment (the “Fifth Term Amendment”) to amend the Amended Mortgage Loan to release the operators of three of the QIPP centers in Texas from the Amended Mortgage Loan and a Seventh Amendment (the “Seventh Revolver Amendment”) to amend the Amended Revolver to remove the operators of four of the QIPP centers in Texas from the Amended Revolver and to permanently reduce the amount available under the Amended Revolver by $2,000. At the same time, the operators of these four facilities entered into a separate revolving loan (the "affiliated revolver") with the same syndicate of banks to provide for the temporary working capital requirements of the four QIPP centers. The affiliated revolver, which is guaranteed by the Company, had an initial capacity of $5,000, which amount was reduced by $1,000 on each of January 1, 2020, April 1, 2020 and July 1, 2020. The affiliated revolver has the same maturity date as the Amended Revolver and the Amended Mortgage Loan of September 30, 2021. The affiliated revolver is cross-defaulted with the Amended Revolver and the Amended Mortgage Loan. For further discussion of the QIPP centers in Texas, refer to Note 12, "Business Development and Other Significant Transactions." As of June 30, 2020, the Company had no outstanding borrowings under the affiliated revolver. The interest rate related to the affiliated revolver was 5.75% as of June 30, 2020. The balance available for borrowing under the affiliated revolver was $1,027 at June 30, 2020.
As of June 30, 2020, the Company had no outstanding borrowings under the Amended Revolver compared to $15,000 outstanding borrowings as of December 31, 2019. The interest rate related to the Amended Revolver was 5.75% as of June 30, 2020. The outstanding borrowings on the revolver were used primarily for temporary working capital requirements. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has four letters of credit with a total value of $12,143 outstanding as of June 30, 2020. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27,727, the balance available for borrowing under the Amended Revolver and affiliated revolver was $15,584 at June 30, 2020.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. The Company is in compliance with all such covenants at June 30, 2020.
Interest Rate Swap Transaction
As part of the debt agreements entered into in April 2013, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company entered into the interest rate swap agreement to mitigate the variable interest rate risk on its outstanding mortgage borrowings. The Company designated its interest rate swap as a cash flow hedge and the effective portion of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the aforementioned amendment to the Credit Agreement that occurred in February 2016, the Company retained the previously agreed upon interest rate swap modifying the terms of the swap to reflect the amended Credit Agreement. The Company redesignated the interest rate swap as a cash flow hedge. The interest rate swap agreement has a maturity date of February 26, 2021, and has an amortizing notional amount of $26,314 as of June 30, 2020. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amount. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company's balance sheets.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at June 30, 2020, the Company determined that the interest rate swap was highly effective. The interest rate swap valuation model indicated a net liability of $276 at June 30, 2020. The fair value of the interest rate swap is included in “other current liabilities” on the Company’s interim consolidated balance sheet. The change in fair value of the interest rate swap liability of $59 is included in accumulated other comprehensive income for the three months ended June 30, 2020. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.

7.  LEASES

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

Leases

	Classification	June 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$297,296	$310,238
Finance lease assets	Property and equipment, net (a)	618	906
Total leased assets		$297,914	$311,144

Liabilities
Current
Operating	Current portion of operating lease liabilities	$25,390	$23,736
Finance	Current portion of long-term debt and finance lease obligations	238	231
Noncurrent
Operating	Operating lease liabilities, less current portion	282,696	295,636
Finance	Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	376	445
Total lease liabilities		$308,700	$320,048

(a) Finance lease assets are recorded net of accumulated amortization of $422 and $1,522 as of June 30, 2020 and December 31, 2019, respectively.

Lease Cost of Continuing Operations

		Three Months Ended June 30,
	Classification	2020	2019
Operating lease cost (a)	Lease and rent expense	$13,523	$13,114
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	55	76
Interest on finance lease liabilities	Interest expense, net	10	15
Short term lease cost	Operating expense	155	162
Net lease cost		$13,743	$13,367

(a) Includes variable lease costs, which are immaterial

		Six Months Ended June 30,
	Classification	2020	2019
Operating lease cost (a)	Lease and rent expense	$27,036	$26,229
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	116	143
Interest on finance lease liabilities	Interest expense, net	19	26
Short term lease cost	Operating expense	334	303
Net lease cost		$27,505	$26,701

(a) Includes variable lease costs, which are immaterial

Maturity of Lease Liabilities

As of June 30, 2020
	Operating Leases (a)	Finance Leases (a)	Total

2020	$51,388	$273	$51,661
2021	52,387	235	52,622
2022	53,395	114	53,509
2023	53,956	46	54,002
2024	54,169	—	54,169
After 2024	173,361	—	173,361
Total lease payments	$438,656	$668	$439,324
Less: Interest	(130,570)	(54)	(130,624)
Present value of lease liabilities	$308,086	$614	$308,700

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

Lease Term and Discount Rate

	June 30, 2020	December 31, 2019

Weighted-average remaining lease term (years)
Operating leases	8.34	8.81
Finance leases	2.65	3.00
Weighted-average discount rate
Operating leases	8.9%	8.9%
Finance leases	6.1%	6.1%

Other Information

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$25,347	$29,033
Operating cash flows for finance leases	$19	$26
Financing cash flows for finance leases	$113	$250
Acquisition of operating leases through adoption of ASC 842	$—	$389,403

8. COMMITMENTS AND CONTINGENCIES
Professional Liability and Other Liability Insurance
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), to replace some of the expiring commercial policies. SHC covers losses up to specified limits per occurrence. All of the Company's nursing centers in Florida, and Tennessee are now covered under the captive insurance policies along with many of the nursing centers in Alabama, Ohio and Texas, as well as those previously operated by the Company in Kentucky. The insurance coverage provided for these centers under the SHC policy provides coverage limits of at least $1,000 per medical incident with a sublimit per center of $3,000 and total annual aggregate policy limits of $5,000. All other centers within the Company's portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers. The deductibles for these policies are covered through the insurance subsidiary.
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $26,136 and $27,390 as of June 30, 2020 and December 31, 2019, respectively. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
On a quarterly basis, the Company obtains reports of asserted claims and lawsuits incurred. These reports, which are provided by the Company’s insurers and a third-party claims administrator, contain information relevant to the actual expense already incurred with each claim as well as the third-party administrator’s estimate of the anticipated total cost of the claim. This information is reviewed by the Company quarterly and provided to the actuary semi-annually. Based on the Company’s evaluation of the actual claims information obtained, the semi-annual estimates received from the third-party actuary, the amounts paid and committed for settlements of claims and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular period may be revised upward or downward on a quarterly basis. Any increase in the accrual decreases results of operations in the period and any reduction in the accrual increases results of operations during the period.
As of June 30, 2020, the Company is engaged in 94 professional liability lawsuits. Twenty-six lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs were $3,590 and $3,606 for the six months ended June 30, 2020 and 2019, respectively.
The Company follows the accounting guidance in ASC Topic 954 that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the estimated insurance recovery receivables are included within "Self-insurance receivables, current portion" and "other noncurrent assets" on the Consolidated Balance Sheet. As of June 30, 2020 and December 31, 2019 there are estimated insurance recovery receivables of $1,573 and $1,011 in "Self-insurance receivables, current portion" and $155 and $1,555 in "other noncurrent assets," respectively.
Although the Company adjusts its accrual for professional and general liability claims on a quarterly basis and retains a third-party actuarial firm semi-annually to assist management in estimating the appropriate accrual, professional and general liability claims are inherently uncertain, and the liability associated with anticipated claims is very difficult to estimate. Any potential claims or settlements related to COVID-19 are uncertain at this time. Professional liability cases have a long cycle from the date of an incident to the date a case is resolved, and final determination of the Company’s actual liability for claims incurred in any given period is a process that takes years. As a result, the Company’s actual liabilities may vary significantly from the accrual, and the amount of the accrual has and may continue to fluctuate by a material amount in any given period. Each change in the amount of this accrual will directly affect the Company’s reported earnings and financial position for the period in which the change in accrual is made.
Civil Investigative Demand ("CID")
In February 2020, we entered into a settlement agreement with the U.S. Department of Justice and the State of Tennessee of actions alleging violations of the federal False Claims Act in connection with our provision of therapy and the completion of certain resident admission forms. This settlement resolved an investigation that had begun in 2012 and covers the time period from January 1, 2010 through December 31, 2015. This agreement requires annual payments for a period of five years ending in February 2025 and also requires a contingent payment in the event the Company sells any of its owned facilities during the five-year payment period. Relative to the settlement agreement, the Company paid $500 during the first quarter of 2020, and the Company has included $1,000 and $8,000 within "Other current liabilities" and "Government Settlement Accrual", respectively, on the Consolidated Balance Sheets as of June 30, 2020. Failure to make timely any of these payments could result in rescission of the settlement and result in the government having a very large claim against us, including penalties, and/or make us ineligible to participate in certain government funded healthcare programs, any of which could in turn significantly harm our business and financial condition.
In conjunction with the settlement of the government investigation related to our therapy practices, we entered into a corporate integrity agreement ("CIA") with the Office of the Inspector General of CMS. The CIA has a term of five years and imposes material burdens on the Company, its officers and directors to take actions designed to ensure compliance with applicable healthcare laws, including requirements to maintain specific compliance positions within the Company, to report any non-compliance with the terms of the CIA, to return any overpayments received, to submit annual reports and for an annual audit of submitted claims by an independent review organization. The CIA sets forth penalties for non-compliance by the Company with the terms of the agreement, including possible exclusion from federally funded healthcare programs for material violations of the agreement.
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees are covered under either a prefunded deductible policy or state-sponsored programs. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and, therefore, is completely self-insured for employee injuries with respect to its Texas operations. From the period from July 1, 2008 through June 30, 2020, the Company is covered by a prefunded deductible policy. Under this prefunded policy, the Company is self-insured for the first $500 per claim, subject to an aggregate maximum of $3,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims was $1,249 and $921 at June 30, 2020 and December 31, 2019, respectively. The Company has a non-current receivable for workers’ compensation policies covering previous years of $1,792 and $1,575 which is included in "other noncurrent assets" on the Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019, respectively. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred. Any potential claims or settlements related to COVID-19 are uncertain at this time.
As of June 30, 2020, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $200 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims was $2,448 and $1,810 at June 30, 2020 and December 31, 2019, respectively. The differences between actual settlements and reserves are included in expense in the period finalized. Any potential claims or settlements related to COVID-19 are uncertain at this time.

9. STOCK-BASED COMPENSATION

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
Equity Grants and Valuations
During the six months ended June 30, 2020 and 2019, the Compensation Committee of the Board of Directors approved grants totaling approximately 198 and 151 shares of restricted common stock respectively, to certain employees and members of the Board of Directors. The fair value of restricted shares is determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. On March 13, 2020, the Compensation Committee of the Board of Directors approved the grant of 100 shares of common stock to the Company's Chief Executive Officer, as a one-time bonus in lieu of a 2020 salary increase and as recognition for completing the settlement with the Office of the Inspector General and the disposition of all of the Company's facilities in the State of Kentucky. The stock was fully vested on the date of the grant, and the grant date fair value of which was expensed during the quarter ended March 31, 2020.
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
Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2019	76	$7.55
Granted	—	—
Exercised	—	—
Expired or cancelled	(11)	5.45
Outstanding, June 30, 2020	65	$7.92

Exercisable, June 30, 2020	65	$7.92

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2019	207	$5.28
Granted	198	2.00
Vested	(188)	3.93
Cancelled	(23)	4.68
Outstanding, June 30, 2020	194	$3.32

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2019	48	$5.08
Granted	29	2.00
Vested	(13)	8.11
Outstanding, June 30, 2020	64	$3.05

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

The following table summarizes information regarding stock options and SOSAR grants outstanding as of June 30, 2020:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$8.14 to $10.21	$8.83	45	$—	45	$—
$5.86	$5.86	20	$—	20	$—
		65		65
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $416 and $284 in the six month periods ended June 30, 2020 and 2019, respectively.

10. INCOME TAXES
The Company recorded an income tax expense from continuing operations of $78 during the six months ended June 30, 2020 and an expense of $16,285 during the six months ended June 30, 2019.
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
In performing the analysis, the Company contemplated utilization of the recorded deferred tax assets under multiple scenarios. After consideration of these factors, the Company determined that a full valuation allowance of $20.0 million was necessary as of June 30, 2019. As of June 30, 2020, the Company has a valuation allowance in the amount of $21.3 million.  The Company will continue to periodically assess the realizability of its future deferred tax assets.
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
The Company is not currently under examination by any major income tax jurisdiction. During 2020, the statutes of limitations will lapse on the Company's 2016 Federal tax year and certain 2015 and 2016 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the interim consolidated financial statements for the six months ended June 30, 2020 and 2019.

11. EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net loss per common share is presented below in thousands, except per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)
Income (loss) from continuing operations	$1,839	$(22,616)	$1,329	$(24,190)
Loss from discontinued operations, net of income taxes	(387)	(1,980)	(630)	(3,752)
Net income (loss)	$1,452	$(24,596)	$699	$(27,942)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$0.28	$(3.49)	$0.21	$(3.75)
Loss from discontinued operations	(0.06)	(0.31)	(0.10)	(0.58)
Net income (loss) per common share – basic	$0.22	$(3.80)	$0.11	$(4.33)
Per common share – diluted
Income (loss) from continuing operations	$0.28	$(3.49)	$0.21	$(3.75)
Loss from discontinued operations	(0.06)	(0.31)	(0.10)	(0.58)
Net income (loss) per common share – diluted	$0.22	$(3.80)	$0.11	$(4.33)
Weighted Average Common Shares Outstanding:
Basic	6,649	6,472	6,506	6,448
Diluted	6,704	6,472	6,586	6,448
The effects of 65 and 99 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the six months ended June 30, 2020 and 2019, respectively, because these securities would have been anti-dilutive.

12. BUSINESS DEVELOPMENTS AND OTHER SIGNIFICANT TRANSACTIONS
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
Quality Incentive Payment Program
During 2019, the Company expanded its participation in QIPP as administered by the Texas Health and Human Services Commission. QIPP provides supplemental Medicaid payments for skilled nursing centers that achieve certain quality measures. The Company previously had one of its Texas skilled nursing centers participating in the QIPP. During April 2019, the Company enrolled an additional eleven of its Texas skilled nursing centers in the program, such that twelve of the Company’s centers participate in the QIPP effective September 1, 2019. To allow four of these centers to meet the QIPP participation requirements, the Company entered into a transaction with a Texas medical district already participating in the QIPP, providing for the transfer of the provider license from the Company to the medical district. The Company’s operating subsidiary retained the management of the centers on behalf of the medical district. In response to the COVID-19 pandemic, the Texas Health and Human Services Commission waived some of the performance and reporting requirements for QIPP effective March 1, 2020, through the remainder of the state's fiscal year ending August 31, 2020.

13. DISCONTINUED OPERATIONS
Kentucky Disposition
On October 30, 2018 the Company entered into an Asset Purchase Agreement (the "Agreement") with Fulton Nursing and Rehabilitation, LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC,

Westwood Nursing and Rehabilitation LLC, and Westwood Glasgow Propco (the "Buyers") to sell the assets and transfer the operations of the Kentucky Properties. On December 1, 2018, the Company completed the sale of the Kentucky Properties with the Buyers for a purchase price of $18,700. This transaction did not meet the accounting criteria to be reported as a discontinued operation. The carrying value of these centers' assets was $13,331, resulting in a gain of $4,825, with the remaining proceeds for miscellaneous closing costs. The proceeds were used to relieve debt, as required under the terms of the Company's Amended Mortgage Loan and Amended Revolver. Refer to Note 6, "Long-term Debt and Interest Rate Swap" for more information on this transaction.
On May 22, 2019, the Company announced that it entered into an agreement with Omega to amend its master lease to terminate operations of ten nursing facilities, totaling approximately 885 skilled nursing beds, located in Kentucky and to concurrently transfer operations to an operator selected by Omega. On August 30, 2019, the Company completed the transaction and no longer operates any skilled nursing centers in the State of Kentucky. The Company's exit from the state represented a strategic shift that has (or will have) a major effect on the Company's operations and financial results. In accordance with ASC 205, the Company's discontinued financial position, results of operations and cash flows have been reclassified on the face of the financial statements and footnotes for all periods presented to reflect the discontinued status of these operations.
The transaction resulted in a gain on the modification of the Omega lease, which was presented within Discontinued Operations on the Consolidated Statements of Operations for the third quarter of 2019. The net gain on the transaction was $733.
These centers contributed revenues of $17,404 for the three months ended June 30, 2019 and a net loss of $387 and $1,980 for the three months ended June 30, 2020 and 2019, respectively. The centers contributed revenues of $34,207 for the six months ended June 30, 2019, and net loss of $630 and $3,752 for the six months ended June 30, 2020 and 2019, respectively.
The Company did not transfer the accounts receivable or liabilities, inclusive of the reserves for professional liability and workers' compensation, to the new operator. The Company expects to pay the remaining liabilities in the ordinary course of business through its future operating cash flows. The Company does not have significant uncollected accounts receivable associated with these centers as of June 30, 2020.

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
As of June 30, 2020, the Company’s continuing operations consist of 62 nursing centers with 7,329 licensed nursing beds. The Company owns 15 and leases 47 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted living and residential beds.
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
COVID-19 and Federal Relief Legislation
As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and to address public health needs. These measures include temporary relaxation of conditions of participation for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the public health emergency period. They also include requirements for skilled nursing centers to report to public health authorities, residents and their representatives when residents and staff are confirmed as having or are being investigated for having COVID-19.
We are working with federal, state, and local health authorities to respond to the COVID-19 pandemic and are taking measures to try to limit the spread of the virus. For example, we have implemented screening protocols for staff, residents, and visitors. CMS has announced that it will begin requiring nursing homes in states with positive testing rates above a certain threshold to test all staff on a weekly basis. Although we are implementing considerable safety measures, caring for COVID-19 patients has associated risks. In addition, we may experience supply chain disruptions, including delays and price increases in equipment, pharmaceuticals, and medical supplies. Staffing, equipment, and pharmaceutical and medical supplies shortages may impact our ability to admit and treat patients. We have incurred, and may continue to incur, increased expenses arising from the COVID-19 pandemic. We have also experienced reduced occupancy in our centers, in part due to perceived risks by patients and family members of residential care and their perception of restrictions such as limited visitation policies, a reduction in patients released to nursing homes from hospitals and other healthcare facilities, and a general reluctance to seek medical care or interface with the healthcare system during the pandemic or for an undetermined period of time. Occupancy may also be affected by the data each nursing home is required to report, including the number of confirmed and suspected cases of COVID-19 and resident deaths related to COVID-19, which is made publicly available through the CDC National Healthcare Safety Network.
The Company is closely monitoring and evaluating the impact of the COVID-19 pandemic on all aspects of its business. We have identified team members and patients who have tested positive for COVID-19 at a select number of our centers, and we have incurred an increase in the costs of caring for the patients and residents in those centers. The Company incurred an additional $2,600 of salaries expense, $1,200 of supplies expense and $100 of travel expense related to COVID-19 pandemic for the six month period ended June 30, 2020. The Company has also experienced reduced occupancy at its centers and has incurred additional expenditures preparing our centers for potential outbreaks. The Company has an interdisciplinary team monitoring and staying up to date on the latest information about the virus and its prevalence. The Company has implemented precautionary measures and response protocols to minimize the spread of the virus, following guidance from the CDC, but the Company nevertheless expects additional cases of the virus will occur at these and other facilities.
One of the primary sources of relief for healthcare providers is the CARES Act, an economic stimulus package signed into law on March 27, 2020, which included, among other things, modifications to the limitation on business interest expense and net operating loss provisions relative to the payment of Federal income taxes, allows an optional payment deferral of the employer's portion of Social Security taxes that are otherwise due through December 31, 2020. These provisions of the CARES Act were effective after the date of enactment and also include the appropriation of stimulus funds to Medicare and Medicaid providers. The PPPHCE Act, an expansion of the CARES Act that includes additional emergency appropriations, was signed into law on April 24, 2020. Together, the CARES Act and the PPPHCE Act include $175 billion of funding to be distributed through the PHSSEF to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. PHSSEF payments are intended to compensate healthcare providers for lost revenues and healthcare-related expenses incurred in response to the COVID-19 pandemic and are not required to be repaid, provided that recipients attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse.
In addition, the CARES Act expands the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Skilled nursing centers may request an accelerated payment of up to 100% of the Medicare payment amount for a three-month period (not including Medicare Advantage payments), although CMS is now reevaluating pending and new applications in light of direct payments made available through the PHSSEF. The Medicare Accelerated and Advanced Payment Program payments are advances that providers must repay. CMS must recoup the accelerated payments beginning 120 days after receipt by the provider by withholding future Medicare payments for claims. Currently, the Company has not elected to participate in this program. The CARES Act also includes other provisions offering financial relief, for example lifting the Medicare sequestration from May 1, 2020 through December 31, 2020, which would have otherwise reduced payments to Medicare providers by 2%.
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
During the six months ended June 30, 2020 we received $31.2 million under the CARES Act and the PPHCE Act. Due to the recent enactment of the CARES Act and the PPPHCE Act, there is still a high degree of uncertainty surrounding their implementation, and the public health emergency continues to evolve. We are closely tracking our use of the funds received under the CARES Act and PPPHCE Act in order to demonstrate that we appropriately used the funds and thus are not required to repay them. However, the Company can offer no assurance that it will be in compliance with all requirements related to the forgiveness of the payments received under the CARES Act or the PPPHCE Act. If we fail to appropriately comply with all of the terms and conditions, the Company may be required to repay some or all of these amounts, which could have a material adverse impact on our financial results. The Company expects that it will fully utilize the stimulus funds received through June 30, 2020 in accordance with the terms and conditions of the stimulus programs.
The Company is continuing to evaluate and consider the potential impact that the virus may have on its liquidity, financial condition and results of operations due to numerous uncertainties. We also continue to assess the potential impact of the CARES Act, the PPPHCE Act, the potential impact of other stimulus measures, if any, and the impact of other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows. Given the uncertainty as to the duration and severity of the COVID-19 pandemic, it could have a material adverse effect on the Company's future results of operations, financial condition and liquidity.
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
Improving skilled mix and average Medicare rate:
One of our key performance indicators is skilled mix. Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the three months ended June 30, 2020 and 2019 was 15.0% and 14.3%, respectively. The Company's skilled mix for the six months ended June 30, 2020 and 2019 was 14.4% and 14.6%, respectively. For the past several years, census and skilled mix trends have been affected by healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payors and conveners to divert certain skilled nursing referrals to home health or other community-based care settings.
Utilizing Electronic Medical Records to improve Medicaid acuity capture:
As another part of our strategic operating initiatives, all of our nursing centers utilize EMR to improve Medicaid acuity capture, primarily in our states where the Medicaid payments are acuity based. By using EMR, we have increased our average Medicaid rate in certain acuity based states by accurate and timely capture of care delivery.
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
On December 1, 2018, the Company sold three Kentucky properties for a purchase price of $18.7 million, which are collectively referred to as the "Kentucky Properties." On August 30, 2019, the Company terminated operations of ten centers in Kentucky and concurrently transferred operations to a new operator. These ten centers are collectively referred to as the "Kentucky Centers." The sale of the Kentucky Properties and the termination of operations at the Kentucky Centers are referred to collectively as the "Kentucky Exit." As a result of the Kentucky Exit, the Company no longer operates any skilled nursing centers in the State of Kentucky. The Kentucky Exit represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results. In accordance with ASC 205, the Company's discontinued operating results have been reclassified on the face of the financial statements and footnotes to reflect the discontinued status of these operations. Refer to Note 13, "Discontinued Operations" to the interim consolidated financial statements.
During 2019, the Company expanded its participation in the Texas Quality Incentive Program ("QIPP") as administered by the Texas Health and Human Services Commission. QIPP provides supplemental Medicaid payments for skilled nursing centers that achieve certain quality measures. The Company previously had one of its Texas skilled nursing centers participating in the QIPP. During April 2019, the Company enrolled an additional eleven of its Texas skilled nursing centers in the program, such that twelve of the Company’s centers participate in the QIPP effective September 1, 2019. To allow four of these centers to meet the QIPP participation requirements, the Company entered into a transaction with a Texas medical district already participating in the QIPP, providing for the transfer of the related provider licenses from the Company to the medical district. The Company’s operating subsidiary retained the management of the centers on behalf of the medical district. In response to the COVID-19 pandemic, the Texas Health and Human Services Commission waived some of the performance and reporting requirements for QIPP effective March 1, 2020 through the remainder of state's fiscal year ending August 31, 2020.
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
Basis of Financial Statements
Our patient revenues consist of the fees charged for the care of patients in the nursing centers we own and lease. Our other operating income consists of Medicare stimulus funds recognized. Our operating expenses include the costs, other than lease, professional liability, depreciation and amortization expenses, incurred in the operation of the nursing centers we own and lease. Our general and administrative expenses consist of the costs of the corporate office and regional support functions. Our interest, depreciation and amortization expenses include all such expenses across the range of our operations.

Critical Accounting Policies and Judgments
A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments often involving estimates of the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income or loss to vary significantly from period to period. Our critical accounting policies are more fully described in our 2019 Annual Report on Form 10-K. We are including the following critical accounting policies and judgments, which updates the corresponding critical accounting policies and judgments disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019, and adding new critical accounting policies and judgments, both which should be read in conjunction with our description of critical accounting policies and judgments in Part I, Item 7, "Critical Accounting Policies and Judgments" of our Annual Report on Form 10-K for the year ended December 31, 2019:
Recognition CARES Act and PPPHCE Act Funds
The Company implemented certain changes to our accounting policies related to the recognition of stimulus funds through the CARES Act and the PPPHCE Act. There is no U.S. GAAP that covers accounting for government "grants" to for-profit entities with the exception of certain agricultural subsidies. In the absence of authoritative U.S. GAAP guidance, the Company considered the application of other authoritative accounting guidance by analogy and concluded that the guidance outlined in International Accounting Standard 20 - Accounting for Government Grants and Disclosures of Government Assistance ("IAS 20") was the most appropriate analogy for the purpose of recording and classifying the federal stimulus funds received by the Company. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once both of the following conditions are met: (1) the Company is able to comply with the relevant conditions of the grant and (2) the grant will be received. Federal stimulus funds that are recognized to offset healthcare related expenses and lost revenue attributable to COVID-19 are reflected as "other operating income" on the accompanying interim consolidated statement of operations. Federal stimulus funds received and used toward capital improvements that assist with the response to and prevention and spread of COVID-19 is accounted for as a capital grant. For such an asset acquired with the use of a stimulus funds, the Company will recognize the asset as a net zero asset. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements included in this report for additional information. Additionally, the Company has received Medicaid stimulus funds, which are recognized in accordance with ASC 606. Refer to Note 5 "Revenue Recognition and Accounts Receivable" to the interim consolidated financial statements included in this report for additional information.
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
The Company recognized $4.2 million and $5.1 million of Medicaid and Hospice stimulus dollars for the three and six month periods ended June 30, 2020, respectively, that are reflected as patient revenues in the Company's results of operations. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements included in this report for more information. The following table sets forth net patient and resident revenues related to our continuing operations by primary payor source for the periods presented (dollar amounts in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Medicaid	$54,161	45.8%	$53,812	45.6%	$108,491	45.5%	$107,623	45.7%
Medicare	22,424	19.0%	19,545	16.6%	43,096	18.1%	39,936	17.0%
Managed Care	12,355	10.4%	13,120	11.1%	24,951	10.5%	26,118	11.1%
Private Pay and other	29,303	24.8%	31,490	26.7%	61,692	25.9%	61,840	26.2%
Total	$118,243	100.0%	$117,967	100.0%	$238,230	100.0%	$235,517	100.0%

The following table sets forth average daily skilled nursing census by primary payor source for our continuing operations for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Medicaid	3,516	67.3%	4,462	69.2%	3,667	67.8%	4,443	68.9%
Medicare	544	10.4%	625	9.7%	524	9.7%	638	9.9%
Managed Care	240	4.6%	296	4.6%	253	4.7%	302	4.7%
Private Pay and other	921	17.7%	1,067	16.5%	968	17.8%	1,064	16.5%
Total	5,221	100.0%	6,450	100.0%	5,412	100.0%	6,447	100.0%
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
On July 31, 2020, CMS issued a final rule for the update of Federal fiscal year 2021 payments to skilled nursing facilities that includes a proposed net market basket increase of 2.2%, effective October 1, 2020.
CMS publishes rankings based on performance scores on the Nursing Home Compare website, which is intended to assist the public in finding and comparing skilled care providers. The Nursing Home Compare website also publishes for each nursing home a rating between 1 and 5 stars as part of CMS’s Five-Star Quality Rating System. An overall star rating is determined based on three components (information from the last three years of health inspections, staffing information, and quality measures), each of which also has its own five-star rating. The ratings are based, in part, on the quality data nursing centers are required to report. For example, nursing centers must report the rate of short-stay residents who are successfully discharged into the community and the percentage who had an outpatient emergency department visit. As a result of the COVID-19 pandemic, CMS issued temporary waivers and flexibilities that impact the information posted on the Nursing Home Compare website and used in the Five-Star Quality Rating System. For example, CMS temporarily waived the requirement to submit staffing data and issued guidance prioritizing or suspending certain nursing home surveys. Some of these measures have been lifted, while some are subject to phased re-opening criteria. However, due to these changes and their impact on data, CMS is adjusting some ratings (e.g., by holding specific quality measures constant). In addition to the standard Nursing Home Compare data, CMS is posting COVID-19 data submitted by nursing homes on the CDC National Healthcare Safety Network and linking to this information from the Nursing Home Compare website. The information posted includes the reported number of confirmed and suspected cases of COVID-19 in each facility, resident deaths related to COVID-19, availability of personal protective equipment and COVID-19 testing, and potential staffing shortages.
We remain diligent in continuing to provide outstanding patient care to achieve high rankings for our centers, as well as assuring that our rankings are correct and appropriately reflect our quality results. Our focus has been and continues to be on the delivery of quality care to our patients and residents.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of June 30, 2020, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$66,531	$6,765	$59,720	$46	$—
Settlement obligations (2)	3,356	2,996	360	—	—
Settlement of civil investigative demand (3)	9,732	1,203	2,838	5,691	—
Operating leases (4)	438,656	51,388	105,782	108,125	173,361
Required capital expenditures under operating leases (5)	16,964	2,010	4,018	4,020	6,916
Social Security tax payment deferral (6)	$3,185	$—	$3,185	$—	$—
Total	$538,424	$64,362	$175,903	$117,882	$180,277

(1)Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our finance lease obligations. Our long-term debt obligations decreased $14.7 million between December 31, 2019 and June 30, 2020. See Note 6, "Long-Term Debt and Interest Rate Swap," to the interim consolidated financial statements included in this report for additional information.
(2)Settlement obligations relate to professional liability cases that are expected to be paid. The professional liabilities are included in our self-insurance reserves.
(3)Settlement of civil investigative demand relates to our settlement agreement, including interest, with the U.S. Department of Justice and the State of Tennessee. See additional description of our contingencies in Note 8 "Commitments and Contingencies" to the interim consolidated financial statements and "Item 1. Legal Proceedings."
(4)Represents minimum annual undiscounted lease payments (exclusive of taxes, insurance, and maintenance costs) under our operating lease agreements, which does not include renewals. Our operating lease obligations decreased $25.1 million between December 31, 2019 and June 30, 2020. See Note 7, "Leases," to the interim consolidated financial statements included in this report for additional information.
(5)Includes annual expenditure requirements under operating leases. Our required capital expenditures decreased $1.7 million between December 31, 2019 and June 30, 2020.
(6)Represents the Company's portion of Social Security taxes that are otherwise due from March 27, 2020 through December 31, 2020, deferral of which is permitted under the CARES Act. The law requires repayment of half of the balance by the end of 2021 and the remaining by the end of 2022. See Note 4, "COVID-19 Pandemic," to the interim consolidated financial statements included in this report for additional information.

Employment Agreements
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1.5 million as of June 30, 2020. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee.

Results of Continuing Operations
The following tables present the unaudited interim consolidated statements of operations and related data for the three and six month periods ended June 30, 2020 and 2019:

(in thousands)	Three Months Ended June 30,
	2020	2019	Change	%
PATIENT REVENUES, NET	$118,243	$117,967	$276	0.2%
OTHER OPERATING INCOME	5,148	—	5,148	100.0%
EXPENSES:
Operating	95,775	94,658	1,117	1.2%
Lease and rent expense	13,523	13,114	409	3.1%
Professional liability	2,114	1,594	520	32.6%
Government settlement expense	—	3,100	(3,100)	100.0%
General and administrative	6,880	7,152	(272)	(3.8)%
Depreciation and amortization	2,278	2,217	61	2.8%
Total expenses	120,570	121,835	(1,265)	(1.0)%
OPERATING INCOME (LOSS)	2,821	(3,868)	6,689	N/M
OTHER INCOME (EXPENSE):
Other income	409	40	369	N/M
Interest expense, net	(1,209)	(1,476)	267	18.1%
Total other expenses	(800)	(1,436)	636	44.3%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,021	(5,304)	7,325	41.0%
PROVISION FOR INCOME TAXES	(182)	(17,312)	17,130	98.9%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$1,839	$(22,616)	$24,455	85.4%
N/M = Not Meaningful

(in thousands)	Six Months Ended June 30,
	2020	2019	Change	%
PATIENT REVENUES, NET	$238,230	$235,517	$2,713	1.2%
OTHER OPERATING INCOME	5,148	—	5,148	100.0%
EXPENSES:
Operating	190,634	189,080	1,554	0.8%
Lease and rent expense	27,036	26,229	807	3.1%
Professional liability	3,953	3,445	508	14.7%
Government settlement expense	—	3,100	(3,100)	(100.0)%
General and administrative	13,638	14,365	(727)	(5.1)%
Depreciation and amortization	4,565	4,533	32	0.7%
Total expenses	239,826	240,752	(926)	(0.4)%
OPERATING INCOME (LOSS)	3,552	(5,235)	8,787	N/M
OTHER INCOME (EXPENSE):
Other income	524	200	324	N/M
Interest expense, net	(2,669)	(2,870)	201	7.0%
Total other expenses	(2,145)	(2,670)	525	19.7%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1,407	(7,905)	9,312	N/M
PROVISION FOR INCOME TAXES	(78)	(16,285)	16,207	99.5%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$1,329	$(24,190)	$25,519	105.5%
N/M = Not Meaningful

Percentage of Total Patient Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
PATIENT REVENUES, NET	100.0%	100.0%	100.0%	100.0%
OTHER OPERATING INCOME	4.4	—	2.2	—
EXPENSES:
Operating	81.0	80.2	80.0	80.3
Lease and rent expense	11.4	11.1	11.3	11.1
Professional liability	1.8	1.4	1.7	1.5
Government settlement expense	—	2.6	—	1.3
General and administrative	5.8	6.1	5.7	6.1
Depreciation and amortization	1.9	1.9	1.9	1.9
Total expenses	101.9	103.3	100.6	102.2
OPERATING INCOME (LOSS)	2.5	(3.3)	1.6	(2.2)
OTHER INCOME (EXPENSE):
Other income	0.3	—	0.2	0.1
Interest expense, net	(1.0)	(1.1)	(1.1)	(1.2)
Total other expenses	(0.7)	(1.1)	(0.9)	(1.1)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	1.8	(4.4)	0.7	(3.3)
PROVISION FOR INCOME TAXES	(0.2)	(14.7)	—	(6.9)
INCOME (LOSS) FROM CONTINUING OPERATIONS	1.6%	(19.1)%	0.7%	(10.2)%

Three Months Ended June 30, 2020 Compared To Three Months Ended June 30, 2019
Patient Revenues
Patient revenues were $118.2 million and $118.0 million for the three months ended June 30, 2020 and 2019, respectively, an increase of $0.2 million.
Our Medicaid, Medicare and Managed Care rates for the second quarter of 2020 increased 1.4%, 9.0% and 8.7%, respectively, resulting in a revenue increase of $0.8 million, $1.7 million and $0.7 million, respectively. Our Medicaid, Private and Managed Care average daily census for the second quarter of 2020 decreased 9.6%, 13.4%, and 13.4%, respectively, resulting in lost revenue of $6.1 million, $1.1 million and $1.3 million, respectively. The decline in census for the second quarter of 2020 was mainly due to the impact of the COVID-19 pandemic. We received $3.7 million and $0.5 million of Medicaid and Hospice, respectively, state stimulus funds during the second quarter of 2020. Additionally, the suspension of sequestration during the second quarter of 2020 resulted in an increase in revenue of $0.3 million. The QIPP resulted in $1.0 million in additional revenues for the second quarter of 2020 compared to the second quarter of 2019.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended June 30,
	2020	2019
Skilled nursing occupancy	71.2%	77.6%
As a percent of total census:
Medicare census	10.4%	9.7%
Medicaid census	67.3%	69.2%
Managed Care census	4.6%	4.6%
As a percent of total revenues:
Medicare revenues	19.0%	16.6%
Medicaid revenues	45.8%	45.6%
Managed Care revenues	10.4%	11.1%
*Average rate per day:
Medicare	$495.34	$454.42
Medicaid	$181.52	$179.04
Managed Care	$423.54	$389.58

*Excludes COVID-19 stimulus payments

Other Operating Income
During the second quarter of 2020, we received $31.2 million of Medicare stimulus funds from PHSSEF. We recognized $5.1 million of the funds during the second quarter of 2020, which is classified as "Other Operating Income" in the Company's results of operations for the three month period ended June 30, 2020. The Medicare stimulus funds that we recognized during the quarter were used to offset healthcare-related expenses and lost revenues attributable to COVID-19. Increased healthcare related expenses included but were not limited to increased wages and increased costs for personal protective equipment and other supplies.
Operating Expense
Operating expense increased in the second quarter of 2020 to $95.8 million from $94.7 million in the second quarter of 2019, an increase of $1.1 million. Operating expense increased as a percentage of patient revenues to 81.0% for the second quarter of 2020 as compared to 80.2% for the second quarter of 2019.
The primary driver for the increase in operating expense was COVID-19 related expenses of $3.7 million. COVID-19 expenses included increased wages and increased cost for personal protective equipment, food and certain other supplies.
Excluding COVID-19, we benefited from our cost saving initiatives including decreased wages of $55.9 million in the second quarter of 2020, compared to $56.6 million in the second quarter of 2019. Additionally, our health insurance, nursing and ancillary and maintenance costs decreased by $0.5 million, $1.3 million and $0.3 million, respectively.

Lease Expense
Lease expense in the second quarter of 2020 increased to $13.5 million as compared to $13.1 million in the second quarter of 2019, an increase of $0.4 million. The increase in lease expense was due to rent increases resulting from the amendment to the Lease with Omega Healthcare Investors in conjunction with the Kentucky Exit.
Professional Liability
Professional liability expense was $2.1 million and $1.6 million in the second quarters of 2020 and 2019, respectively. Our cash expenditures for professional liability costs, including those relative to claims for the centers that we formerly operated in the State of Kentucky, were $1.8 million and $1.9 million for the second quarters of 2020 and 2019, respectively. Professional liability expense fluctuates based on the results of our third-party professional liability actuarial studies, premiums and cash expenditures are incurred to defend and settle existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
Government Settlement Expense
In June 2019, the Company and the U.S. Department of Justice reached an agreement in principle on the financial terms of a settlement regarding a civil investigation demand. In anticipation of the execution of final agreements and payment of a settlement amount of $9.5 million, the Company recorded an additional contingent liability related to the DOJ investigation of $3.1 million during the three months ended June 30, 2019 to increase previously estimated and recorded liability relative to this investigation.
General and Administrative Expense
General and administrative expense was $6.9 million for the second quarter of 2020 compared to $7.2 million for the second quarter of 2019, a decrease of $0.3 million or 3.8%. The decrease in general and administrative expenses was mainly attributable to a decrease in legal fees of $0.4 million.
Depreciation and Amortization
Depreciation and amortization expense remained consistent at $2.3 million and $2.2 million in the second quarters of 2020 and 2019, respectively.
Interest Expense, Net
Interest expense was $1.2 million in the second quarter of 2020 and $1.5 million in the second quarter of 2019. The decrease of $0.3 million was due to a decrease in the outstanding borrowings on our loan facilities.
Income Tax Expense
The Company recorded income tax expense for continuing operations of $0.2 million and $17.3 million during the second quarters of 2020 and 2019, respectively. The decrease in income tax expense was related to a valuation allowance recorded against our deferred tax assets in the second quarter of 2019.
Income (loss) from Continuing Operations before Income Taxes; Income (loss) from Continuing Operations per Common Share
As a result of the above, continuing operations reported income of $2.0 million before income taxes for the second quarter of 2020 as compared to a loss of $5.3 million for the second quarter of 2019. Both basic and diluted income per common share from continuing operations were $0.28 for the second quarter of 2020 as compared to both basic and diluted loss per common share from continuing operations of $3.49 in the second quarter of 2019.
COVID-19 Impact on Continuing Operations
Since the end of the quarter, there have been additional cases of COVID-19 at certain of our centers. The Company has continued to experience reduced occupancy and increased operating expenses at its centers in the form of increased wages and increased cost for personal protective equipment, food and certain other supplies. The Company expects such increased expenses to continue and likely increase further during the remainder of 2020.

Six Months Ended June 30, 2020 Compared To Six Months Ended June 30, 2019
Patient Revenues
Patient revenues were $238.2 million and $235.5 million for the six months ended June 30, 2020 and 2019, respectively, an increase of $2.7 million.
Our Medicaid, Medicare and Managed Care rate for the six months ended June 30, 2020 increased 1.2%, 8.2% and 3.9%, respectively, resulting in a revenue increase of $1.5 million, $3.3 million and $0.7 million, respectively. Our Hospice average daily census for the six months ended June 30, 2020 increased 15.2% resulting in $2.3 million in additional revenue. Conversely, our Medicaid, Medicare, Private, and Managed Care average daily census for the six months ended June 30, 2020 decreased 5.6%, 6.0%, 13.1% and 9.7%, respectively, resulting in revenue losses of $7.1 million, $2.7 million, $2.2 million and $1.9 million, respectively. The decline in census for the six months ended June 30, 2020 was mainly due to the impact of the COVID-19 pandemic. The QIPP resulted in $2.5 million of additional revenues for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. An additional day of revenue for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 resulted in $1.3 million in additional revenue. We received $4.6 million and $0.5 million in Medicaid and Hospice state stimulus funds, respectively, during the six months ended June 30, 2020. Additionally, the suspension of sequestration during the second quarter of 2020 resulted in an increase in revenue of $0.3 million.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Six Months Ended June 30,
	2020	2019
Skilled nursing occupancy	73.8%	77.6%
As a percent of total census:
Medicare census	9.7%	9.9%
Medicaid census	67.8%	68.9%
Managed Care census	4.7%	4.7%
As a percent of total revenues:
Medicare revenues	18.1%	17.0%
Medicaid revenues	45.5%	45.7%
Managed Care revenues	10.5%	11.1%
*Average rate per day:
Medicare	$491.34	$454.02
Medicaid	$181.41	$179.20
Managed Care	$406.63	$391.34

*Excludes COVID-19 stimulus payments

Other Operating Income
During the six months ended June 30, 2020, we received $31.2 million of Medicare stimulus funds from PHSSEF. We recognized $5.1 million of the funds during the six months ended June 30, 2020, which is classified as "Other Operating Income" in the Company's results of operations for the six month period ended June 30, 2020. The Medicare stimulus funds that we recognized during the quarter were used to offset increased healthcare-related expenses and lost revenues attributable to COVID-19. Increased healthcare-related expenses included but were not limited to increased wages and increased costs for personal protective equipment and other supplies.
Operating Expense
Operating expense increased in the six months ended June 30, 2020 to $190.6 million from $189.1 million in the six months ended June 30, 2019, an increase of $1.5 million. Operating expense decreased as a percentage of patient revenue to 80.0% for the six months ended June 30, 2020 as compared to 80.3% for the six months ended June 30, 2019.
The primary driver for the increase in operating expense was COVID-19 related expenses of $4.2 million. COVID-19 expenses included increased wages and increased cost for personal protective equipment, food and certain other supplies.

Excluding COVID-19, we benefited from our cost saving initiatives, including decreased wages of $112.7 million for the six months ended June 30, 2020 compared to $113.2 million for the six months ended June 30, 2019. Additionally, our health insurance and nursing and ancillary costs decreased by $0.4 million and $2.1 million, respectively.
Lease Expense
Lease expense for the six months ended June 30, 2020 increased to $27.0 million as compared to $26.2 million for the six months ended June 30, 2019. The increase in lease expense was due to rent increases resulting from the amendment to the Lease with Omega Healthcare Investors in conjunction with the Kentucky Exit.
Professional Liability
Professional liability expense was $4.0 million and $3.4 million for the six months ended June 30, 2020 and 2019, respectively. Our cash expenditures for professional liability costs, including those relative to claims for the centers that we formely operated in the State of Kentucky, were $3.6 million and $3.6 million for the six months ended June 30, 2020 and 2019, respectively. Professional liability expense fluctuates based on the results of our third-party professional liability actuarial studies, premiums and cash expenditures are incurred to defend and settle existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
Government Settlement Expense
In June 2019, the Company and the U.S. Department of Justice reached an agreement in principle on the financial terms of a settlement regarding a civil investigation demand. In anticipation of the execution of final agreements and payment of a settlement amount of $9.5 million, the Company recorded an additional contingent liability related to the DOJ investigation of $3.1 million during the six months ended June 30, 2019 to increase previously estimated and recorded liability relative to this investigation.
General and Administrative Expense
General and administrative expense was $13.6 million for the six months ended June 30, 2020 compared to $14.4 million for the six months ended June 30, 2019, a decrease of $0.8 million or 5.1%. The decrease in general and administrative expenses was mainly attributable to a decrease in legal fees of $0.9 million.
Depreciation and Amortization
Depreciation and amortization expense remained consistent at $4.6 million and $4.5 million for the six months ended June 30, 2020 and 2019.
Interest Expense, Net
Interest expense was $2.7 million for the six months ended June 30, 2020 and $2.9 million for the six months ended June 30, 2019. The decrease of $0.2 million was due to a decrease in the outstanding borrowings on our loan facilities.
Income Tax Expense
The Company recorded income tax expense for continuing operations of $0.1 million and $16.3 million during the six months ended June 30, 2020 and 2019, respectively. The decrease in income tax expense was related to a valuation allowance recorded against our deferred tax assets during the six months ended June 30, 2019.
Income (loss) from Continuing Operations before Income Taxes; Income (loss) from Continuing Operations per Common Share
As a result of the above, continuing operations reported income of $1.4 million before income taxes for the six months ended June 30, 2020 as compared to a loss of $7.9 million for the six months ended June 30, 2019. Both basic and diluted income per common share from continuing operations were $0.21 for the six months ended June 30, 2020 as compared to both basic and diluted loss per common share from continuing operations of $3.75 for the six months ended June 30, 2019.
COVID-19 Impact on Continuing Operations
Since the six months ended June 30, 2020, there have been additional cases of COVID-19 at certain of our centers. The Company has continued to experience reduced occupancy and increased operating expenses at its centers in the form of increased wages and increased cost for personal protective equipment, food and certain other supplies. The Company expects such increased expenses to continue and likely increase further during the remainder of 2020.

Liquidity and Capital Resources
COVID-19 Impact on Liquidity
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. While the Company incurred significant disruptions during the six months ended June 30, 2020 from the COVID-19 pandemic, it is unable to fully predict the impact that the COVID-19 pandemic will have on its liquidity, financial condition and results of operations due to numerous uncertainties. As a result of the COVID-19 pandemic, we have recognized less revenue and increased operating expenses, but we have received additional stimulus funds through the CARES Act, PPPHCE Act, and the Families First Coronavirus Response Act during the second quarter of 2020, which have been used and are expected to continue to be used to mitigate the impact of the reduced revenues and increased operating expenses, and any cash flow or liquidity impacts therefrom. The increased operating expenses include increased wages and the increased cost of personal protective equipment, infection control supplies, food and dietary supplies. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements.
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
Net cash provided by operating activities of continuing operations totaled $43.7 million for the six months ended June 30, 2020, compared to net cash provided by operating activities of continuing operations of $2.0 million in the same period of 2019. The primary drivers of the increase in net cash provided by operating activities were income from continuing operations and federal stimulus of $31.2 million that was received for the six months ended June 30, 2020 through the CARES Act and PPPHCE. These funds are required to be used to offset lost revenue and increased expenses that both result from the COVID-19 pandemic. Such increased expenses include but are not limited to increased wages and increased costs for personal protective equipment and other supplies. An increase in the collections of accounts receivable also contributed to the increase in cash provided by operating activities for the six months ended June 30, 2020 compared to June 30, 2019.
Our cash expenditures related to professional liability claims of continuing operations were $3.6 million and $3.6 million for the six months ended June 30, 2020 and 2019, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our inability to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $2.8 million and $2.3 million for the six months ended June 30, 2020 and 2019, respectively. The cash used for investing activities represents capital expenditures for improvements to our centers and purchases of clinical equipment.
Financing activities of continuing operations used cash of $13.9 million and provided cash of $3.6 million for the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2020, we used cash to repay $14.2 million of outstanding borrowings on our loan facilities. In part, the Company utilized stimulus funds to assist with managing working capital and to temporarily pay down the outstanding borrowings on our loan facilities. The Company will use the availability under our credit facilities as needed to assist with the payment of increased expenses and to offset the lost revenue due to the COVID-19 pandemic.
Professional Liability
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC, which has issued a policy insuring claims made against all of the Company's nursing centers in Florida and Tennessee, and several of the Company's nursing centers in Alabama, Ohio, and Texas, as well as those previously operated by the Company in Kentucky. The insurance coverage provided for these centers under the SHC policy provides coverage limits of at least $1,000 per medical incident with a sublimit per center of $3,000 and total annual aggregate policy limits of $5,000. All other centers within the Company's portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers. The deductibles for these policies are covered through the insurance subsidiary.

As of June 30, 2020, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $26.1 million. Our calculation of this estimated liability is based on the Company's best estimate of the likelihood of adverse judgments with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of June 30, 2020, we had $60.8 million of outstanding long-term debt and finance lease obligations. The $60.8 million total includes $0.7 million in finance lease obligations. The balance of the long-term debt is comprised of $60.1 million owed on our mortgage loan, which includes $48.7 million on the term loan facility and $11.4 million on the acquisition loan facility.
On February 26, 2016, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of banks, which consists of a $80.0 million mortgage loan subsequently amended ("Amended Mortgage Loan") and a $52.3 million revolver subsequently amended ("Amended Revolver"). The Amended Mortgage Loan and Amended Revolver both have a five-year maturity through September 30, 2021. The Amended Mortgage Loan consists of $67.5 million term and $12.5 million acquisition loan facilities. The Amended Mortgage Loan requires monthly principal and interest payments based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30.0 million. The Amended Mortgage Loan balance was $60.1 million as of June 30, 2020, consisting of $48.7 million on the term loan facility with an interest rate of 4.50% and $11.4 million on the acquisition loan facility with an interest rate of 5.25%. The Amended Mortgage Loan is secured by fifteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
In connection with the sale of the Kentucky Properties, the Company entered into the Sixth Amendment ("Sixth Revolver Amendment") to amend the Amended Revolver effective December 1, 2018. The Sixth Amendment decreased the Amended Revolver capacity from $52.3 million to $42.3 million and also placed a $2.1 million reserve against the acquisition loan facility,thereby reducing the maximum borrowing capacity of that facility to $10.4 million. The Company also applied $4.9 million of net proceeds from the sale of the Kentucky Properties to the outstanding borrowings under the Amended Revolver.
Effective April 3,2020, the Company entered into a Seventh Amendment ("Seventh Amendment") to amend the Amended Mortgage Loan, a Ninth Amendment ("Ninth Amendment") to amend the Amended Revolver and a Second Amendment ("Second Amendment") to the affiliated revolver. The Seventh Amendment removed the reserve of $2.1 million on the acquisition loan availability, thereby increasing our borrowing capacity of that facility from $10.4 million to $12.5 million as of June 30, 2020. The Ninth Amendment and Second Amendment increases the eligible days of qualifying accounts receivable from 120 days to 150 days for the purpose of calculating our borrowing capacity on the revolvers. The new LIBOR base rate was set at 0.5%.
The Company is participating in the Texas Quality Incentive Payment Program ("QIPP"). Effective May 13, 2019, the Company entered into a Fifth Amendment (the “Fifth Term Amendment”) to amend the Amended Mortgage Loan to release the operators of three of the QIPP centers in Texas from the Amended Mortgage Loan and a Seventh Amendment (the “Seventh Revolver Amendment”) to amend the Amended Revolver to remove the operators of four of the QIPP centers in Texas from the Amended Revolver and to permanently reduce the amount available under the Amended Revolver by $2.0 million. At the same time, the operators of these four facilities entered into a separate revolving loan (the "affiliated revolver") with the same syndicate of banks to provide for the temporary working capital requirements of the four QIPP centers. The affiliated revolver, which is guaranteed by the Company, had an initial capacity of $5.0 million, which amount was reduced by $1.0 million on each of January 1, 2020, April 1, 2020 and July 1, 2020.  The affiliated revolver is cross-defaulted with the Amended Revolver and the Amended Mortgage Loan. For further discussion of the QIPP centers in Texas, refer to Note 11, "Business Development and Other Significant Transactions." As of June 30, 2020, the Company had no outstanding borrowings under the affiliated revolver. The interest rate related to the affiliated revolver was 5.75% as of June 30, 2020. The balance available for borrowing under the affiliated revolver was $1.0 million at June 30, 2020. The affiliated revolver has the same maturity date as the Amended Revolver and the Amended Mortgage Loan of September 30, 2021. The Company is in the process of refinancing the loan facilities with terms substantially similiar to the existing agreements and to extend the maturity date. The Company expects to have the refinancing completed by quarter ended September 30, 2020.
As of June 30, 2020, the Company had no outstanding borrowings under the Amended Revolver compared to $15.0 million outstanding borrowings as of December 31, 2019. The interest rate related to the Amended Revolver was 5.75% as of June 30, 2020. The outstanding borrowings on the revolver were used primarily for temporary working capital requirements. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has four letters of credit with a total value of $12.1 million outstanding as of June 30, 2020. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $27.7 million, the balance available for borrowing under the Amended Revolver and affiliated revolver was $15.6 million at June 30, 2020.
Our lending agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. We are in compliance with all such covenants at June 30, 2020.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at June 30, 2020
Credit Facility:
Minimum fixed charge coverage ratio	1.01:1.00	1.14:1.00
Minimum adjusted EBITDA	$6.5 million	$9.9 million
Current ratio (as defined in agreement)	1.00:1.00	1.13:1.00
Affiliated Revolver:
Minimum fixed charge coverage ratio	1.00:1.00	1.79:1.00
Minimum adjusted EBITDA	$0.8 million	$1.4 million
Mortgaged Centers:
EBITDAR	$10.0 million	$14.6 million
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
Off-Balance Sheet Arrangements
We have four letters of credit outstanding with an aggregate value of approximately $12.1 million as of June 30, 2020. The letters of credit serve as a security deposits for certain center leases. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.
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
•the potential adverse effect of the COVID-19 pandemic on the economy, our patients and residents and supply chain, including, changes in the occupancy of our centers, increased operation costs in addressing COVID-19, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its patients served,
•the duration and severity of the COVID-19 pandemic and the extent and severity of the impact on the Company's patients and residents,
•actions governments take in response to the COVID-19 pandemic, including the introduction of public health measures and other regulations affecting our centers,
•the impact of the CARES Act, the PPPHCE Act and any other COVID-19 relief aid adopted by governments or the implementation or modifications to such acts
•our ability to successfully integrate the operations of new nursing centers, as well as successfully operate all of our centers,
•our ability to increase census at our centers and occupancy rates at our centers,
•changes in governmental reimbursement, including the new Patient-Driven Payment Model that was implemented in October of 2019,
•government regulation,
•the impact of the Affordable Care Act, efforts to repeal or further modify the Affordable Care Act, and other health care reform initiatives,
•any increases in the cost of borrowing under our credit agreements,
•our ability to comply with covenants contained in those credit agreements,
•our ability to comply with the terms of our master lease agreements,
•our ability to renew or extend our leases at or prior to the end of the existing lease terms,
•the outcome of professional liability lawsuits and claims,
•our ability to control ultimate professional liability costs,
•the accuracy of our estimate of our anticipated professional liability expense,
•the impact of future licensing surveys,
•the outcome of proceedings alleging violations of state or Federal False Claims Acts,
•laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors,
•the costs of investing in our business initiatives and development,
•our ability to control costs,
•our ability to attract and retain qualified healthcare professionals,
•changes to our valuation of deferred tax assets,
•changing economic and competitive conditions,
•changes in anticipated revenue and cost growth,
•changes in the anticipated results of operations,
•the effect of changes in accounting policies as well as others.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of June 30, 2020, we had outstanding borrowings of approximately $60.1 million, $33.8 million of which was subject to variable interest rates. In connection with our February 2016 financing agreement, we entered into an interest rate swap with an initial notional amount of $30.0 million to mitigate the floating interest rate risk of a portion of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.3 million annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2020. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
We implemented certain changes to our accounting processes and control activities related to the COVID-19 pandemic, specifically for identifying, capturing and recording all COVID-19 expenses, calculating lost revenue and recognizing stimulus revenue and other operating income. We continue to assess the potential impact of COVID-19 to our control environment and make changes as necessary.
Other than the items described above, there have been no changes to our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of June 30, 2020, we are engaged in 94 professional liability lawsuits. Twenty-six lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
The COVID-19 outbreak has disrupted many aspects of the economy and our industry and it is unclear what the ultimate impact on our business will be.  Federal, state and local governments and health departments have taken a number of unprecedented actions as precautionary measures to avoid the spread of COVID-19 and may take additional steps.  Governments have implemented social distancing measurements which have caused, and may continue to cause patients to postpone or refuse necessary care in an attempt to avoid possible exposure to COVID-19.  Restrictions or limitations on admissions to our centers may have a negative impact on us. Although social contact restrictions have eased across the U.S., some restrictions remain in place, and some states are re-imposing these restrictions due to increasing rates of COVID-19 cases. Measures we are taking to limit the spread of the virus include implementing screening protocols for staff, residents, and visitors. CMS has announced that it will begin requiring nursing homes in states with positive testing rates above a certain threshold to test all staff on a weekly basis.
Although we are implementing considerable safety measures, caring for COVID-19 patients has associated risks. In addition, we have experienced reduced occupancy in our centers, in part due to perceived risks by patients and family members of residential care and their perception of restrictions such as limited visitation policies, a reduction in patients released to nursing homes from hospitals and other healthcare facilities, and a general reluctance to seek medical care or interface with the healthcare system during the pandemic or for an undetermined period of time. Occupancy may also be affected by the data each nursing home is required to report, including the number of confirmed and suspected cases of COVID-19 and resident deaths related to COVID-19, which is made publicly available through the CDC National Healthcare Safety Network.
We have incurred, and may continue to incur, increased expenses arising from the COVID-19 pandemic. Residents in our centers that have tested positive for COVID-19 have caused an increase in the costs of caring for the residents in that center and may also cause a reduced occupancy at those centers. We have also incurred additional expenditures preparing our centers for potential outbreaks and providing care to our residents during required or recommended periods of isolation. In addition, we may experience supply chain disruptions, including delays and price increases in equipment, pharmaceuticals, and medical supplies. Staffing, equipment, and pharmaceutical and medical supplies shortages may impact our ability to admit and treat patients. The COVID-19 outbreak has caused our centers and our management to spend considerable time planning, which diverts their attention from other business concerns. Our future operations, financial condition, results of operations, compliance with financial covenants and liquidity will continue to be impacted materially by developments related to the COVID-19 pandemic, including, but not limited to:
•duration and severity of the spread of COVID-19 in our core markets and among our patients and staff;
•effectiveness of measures we are taking to respond to COVID-19;
•increases in patients and/or staff infected by COVID-19 who reside or work at our centers and the resulting impact on occupancy and new admissions;
•cancelled or rescheduled elective procedures at referring hospitals in our markets and the resulting impact to the volume of new admissions to our centers;
•governmental and administrative regulations as well as the nature and adequacy of financial relief and other forms of support for our industry;

•the timing and impact of termination of state or federal financial relief measures or the inability of states to continue to make payments to our centers for state funded services;
•disruptions to operations due to shortages in center-based staffing needs;
•disruptions and shortages to the supply chain of critical services and supplies, including personal protective equipment and the capacity to test patients and employees for COVID-19;
•increases in expenses related to staffing, supply chain or other expenditures;
•increases in workers' compensation expense, insurance premiums and potential lawsuits against the Company by patients or their families as a result of COVID-19 in our centers; and
•Significant disruption of the global financial markets, which could have a negative impact on our ability to access capital in the future.
We are continuing to evaluate and consider the potential impact of the COVID-19 outbreak, which could result in these or other negative outcomes and adversely impact our business, operating results and financial condition. The extent to which COVID-19 will impact our business and our financial results will depend on future developments, which are highly uncertain and cannot be predicted. There can be no assurances that COVID-19 or another pandemic, epidemic or outbreak of a contagious illness, will not have a material and adverse impact on our business, operating results and financial condition in the future.
There is a high degree of uncertainty regarding the implementation and impact of the CARES Act, the PPPHCE Act, and future stimulus or relief legislation, if any. There can be no assurance as to the total amount of financial assistance or types of assistance we will receive, that we will be able to benefit from provisions intended to increase access to resources and ease regulatory burdens for healthcare providers or that additional stimulus legislation will be enacted.
The CARES Act is a $2 trillion economic stimulus package signed into law on March 27, 2020, in response to the COVID-19 pandemic. In an effort to stabilize the U.S. economy, the CARES Act provides for cash payments to individuals and loans and grants to small businesses, among other measures. The PPPHCE Act, an expansion of the CARES Act that includes additional emergency appropriations, was signed into law on April 24, 2020. Together, the CARES Act and the PPPHCE Act authorize$175 billion in funding to be distributed to hospitals and other healthcare providers through the PHSSEF. These funds are intended to reimburse eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers and suppliers, for healthcare-related expenses or lost revenues attributable to COVID-19. Recipients are not required to repay these funds to the government, provided that they attest to and comply with certain terms and conditions, including limitations on balance billing and not using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. HHS allocated $50 billion of the provider relief funding for general distribution to Medicare providers impacted by COVID-19, to be distributed proportional to providers' share of 2018 net patient revenue. HHS expects to distribute $15 billion to eligible Medicaid and CHIP providers that have not received a payment from the general distribution allocation. In addition, HHS allocated $4.9 billion in targeted distribution funding to skilled nursing facilities, with a fixed $50,000 distribution for each skilled nursing facility and variable distributions based on number of beds, and an additional $5 billion to be distributed to nursing homes that complete training focused on infection control and best practices. HHS is making other targeted distributions for providers in areas particularly impacted by COVID-19, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for treatment of uninsured Americans, among others. A portion of the available funding is being distributed to reimburse health care providers that submit claims requests for COVID-19 related treatment of uninsured patients at Medicare rates.
The CARES Act also makes other forms of financial assistance available to healthcare providers, including through Medicare and Medicaid payments adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available accelerated payments of Medicare funds in order to increase cash flow to providers. Currently, the Company has not elected to participate in this program. In addition to financial assistance, the CARES Act includes provisions intended to increase access to medical supplies and equipment and ease legal and regulatory burdens on healthcare providers. Many of these measures, such as flexibilities related to the provision of telehealth services and waiver of the requirement for a three-day prior hospitalization for Medicare coverage of a skilled nursing facility stay, are effective only for the duration of the public health emergency. The CARES Act also includes numerous income tax provisions including changes to the Net Operating Loss rules and business interest expense deduction rules.
During the six months ended June 30, 2020, we received $31.2 million under the CARES Act and the PPPHCE Act. We are closely tracking our use of the funds received under the CARES Act and the PPPHCE Act in order to demonstrate that we appropriately used the funds received and thus are not required to repay the government, however the Company can offer no assurance that it will be in compliance with all requirements related to the forgiveness of the payments received under the CARES Act or the PPPHCE Act. If we fail to appropriately comply with all of the terms and conditions, the Company may be required to repay some or all of these amounts, which could have a material adverse impact.

Due to the recent enactment of the CARES Act, the PPPHCE Act, and other enacted legislation, there is still a high degree of uncertainty surrounding their implementation, and the COVID-19 pandemic continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the public health emergency, and it is unclear whether or for how long the public health emergency declaration will be extended. The current declaration expires October 23, 2020. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will receive under the CARES Act, the PPPHCE Act, or future legislation, if any, and it is difficult to predict the impact of such legislation on our operations or how it will affect operations of our competitors. Moreover, we are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be covered by amounts or benefits received, and which we may in the future receive, under the CARES Act or PPPHCE Act. There can be no assurance that the terms and conditions of provider relief funding or other relief programs will not change in ways that affect our ability to comply with such terms and conditions in the future, the amount of total stimulus funding we will receive or our eligibility to participate in such stimulus funding. We continue to assess the potential impact of COVID-19 and government responses to the pandemic on our business, results of operations, financial condition and cash flows.
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

3.8	Amendment to Certificate of Incorporation dated June 9, 2016 (incorporated by reference to Exhibit 3.8 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

3.9	Bylaw Second Amendment adopted April 14, 2016.

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement No. 33-76150 on Form S-1 filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.1	Ninth Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated April 3, 2020.

10.2	Seventh Amendment to Second Amended and Restated Term Loan and Security Agreement dated April 3, 2020.

10.3	Second Amendment to Revolving Loan and Security Agreement dated April 3, 2020.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversicare Healthcare Services, Inc.

August 6, 2020

	By:	/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
President and Chief Executive Officer, Principal Executive Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant

	By:	/s/ Kerry D. Massey
Kerry D. Massey
Executive Vice President and Chief Financial Officer and
An Officer Duly Authorized to Sign on Behalf of the Registrant