Form 10-Q
period 2020-09-30
Diversicare Healthcare Services, Inc.
filed 2020-11-05
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2020
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,849,194
(Outstanding shares of the issuer’s common stock as of November 2, 2020)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
CURRENT ASSETS:
Cash	$30,223	$2,710
Accounts receivable	50,593	60,521
Self-insurance receivables, current portion	685	1,011
Other receivables	4,718	2,534
Supplies	4,165	710
Prepaid expenses and other current assets	3,577	4,346
Income tax refundable	957	484
Total current assets	94,918	72,316
PROPERTY AND EQUIPMENT, at cost	135,863	132,775
Less accumulated depreciation and amortization	(91,275)	(85,020)
Property and equipment, net	44,588	47,755
OTHER ASSETS:
Operating lease right-of-use assets	290,508	310,238
Acquired leasehold interest, net	5,336	5,736
Other noncurrent assets	3,450	4,323
Total other assets	299,294	320,297
	$438,800	$440,368
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(continued)

	September 30, 2020	December 31, 2019
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and finance lease obligations	$1,516	$3,498
Current portion of operating lease liabilities	26,217	23,736
Trade accounts payable	10,402	14,641
Accrued expenses:
Payroll and employee benefits	19,644	16,780
Self-insurance reserves, current portion	12,793	13,829
Deferred income	27,157	—
Other current liabilities	14,631	11,545
Total current liabilities	112,360	84,029
NONCURRENT LIABILITIES:
Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	57,810	70,637
Operating lease liabilities, less current portion	275,909	295,636
Self-insurance reserves, less current portion	15,798	16,291
Government settlement accrual	8,000	9,000
Other noncurrent liabilities	1,961	1,691
Total noncurrent liabilities	359,478	393,255
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT:
Common stock, authorized 20,000 shares, $.01 par value, 7,081 and 6,908 shares issued, and 6,849 and 6,676 shares outstanding, respectively	70	69
Treasury stock at cost, 232 shares of common stock	(2,500)	(2,500)
Paid-in capital	24,520	24,026
Accumulated deficit	(55,581)	(59,079)
Accumulated other comprehensive income	453	568
Total shareholders’ deficit	(33,038)	(36,916)
	$438,800	$440,368
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,
	2020	2019
PATIENT REVENUES, NET	$117,965	$118,630
OTHER OPERATING INCOME	9,563	—
EXPENSES:
Operating	98,706	95,591
Lease and rent expense	13,524	13,251
Professional liability	2,249	1,737
General and administrative	6,487	6,902
Depreciation and amortization	2,098	2,279
Total expenses	123,064	119,760
OPERATING INCOME (LOSS)	4,464	(1,130)
OTHER INCOME (EXPENSE):
Other income	90	25
Interest expense, net	(1,172)	(1,554)
Total other expense	(1,082)	(1,529)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,382	(2,659)
BENEFIT (PROVISION) FOR INCOME TAXES	(209)	741
INCOME (LOSS) FROM CONTINUING OPERATIONS	3,173	(1,918)
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $100 and $459, respectively	(374)	(3,689)
Gain on lease modification, net of tax	—	733
Loss from discontinued operations	(374)	(2,956)
NET INCOME (LOSS)	$2,799	$(4,874)
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.48	$(0.30)
Discontinued operations	(0.06)	(0.45)
	$0.42	$(0.75)
Per common share – diluted
Continuing operations	$0.48	$(0.30)
Discontinued operations	(0.06)	(0.45)
	$0.42	$(0.75)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,577	6,470
Diluted	6,626	6,470
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended September 30,
	2020	2019
NET INCOME (LOSS)	$2,799	$(4,874)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge, net of tax	105	(37)
Total other comprehensive income (loss)	105	(37)
COMPREHENSIVE INCOME (LOSS)	$2,904	$(4,911)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Nine Months Ended September 30,
	2020	2019
PATIENT REVENUES, NET	$356,195	$354,145
OTHER OPERATING INCOME	14,711	—
EXPENSES:
Operating	289,340	284,643
Lease and rent expense	40,560	39,480
Professional liability	6,202	5,182
Government settlement expense	—	3,100
General and administrative	20,125	21,267
Depreciation and amortization	6,663	6,812
Total expenses	362,890	360,484
OPERATING INCOME (LOSS)	8,016	(6,339)
OTHER INCOME (EXPENSE):
Other income	614	207
Interest expense, net	(3,841)	(4,424)
Total other expense	(3,227)	(4,217)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,789	(10,556)
PROVISION FOR INCOME TAXES	(287)	(15,544)
INCOME (LOSS) FROM CONTINUING OPERATIONS	4,502	(26,100)
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $267 and $570, respectively	(1,004)	(7,449)
Gain on lease modification, net of tax	—	733
Loss from discontinued operations	(1,004)	(6,716)
NET INCOME (LOSS)	$3,498	$(32,816)
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.68	$(4.04)
Discontinued operations	(0.15)	(1.04)
	$0.53	$(5.08)
Per common share – diluted
Continuing operations	$0.67	$(4.04)
Discontinued operations	(0.15)	(1.04)
	$0.52	$(5.08)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,606	6,455
Diluted	6,676	6,455

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Nine Months Ended September 30,
	2020	2019
NET INCOME (LOSS)	$3,498	$(32,816)
OTHER COMPREHENSIVE LOSS:
Change in fair value of cash flow hedge, net of tax	(115)	(285)
Total other comprehensive loss	(115)	(285)
COMPREHENSIVE INCOME (LOSS)	$3,383	$(33,101)
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

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(in thousands and unaudited)
(continued)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2019	6,908	$69	232	$(2,500)	$24,026	$(59,079)	$568	$(36,916)
Net loss	—	—	—	—	—	(753)	—	(753)
Issuance of equity grants, net	190	1	—	—	3	—	—	4
Interest rate cash flow hedge	—	—	—	—	—	—	(279)	(279)
Stock-based compensation	—	—	—	—	338	—	—	338
BALANCE, MARCH 31, 2020	7,098	$70	232	$(2,500)	$24,367	$(59,832)	$289	$(37,606)
Net income	—	—	—	—	—	1,452	—	1,452
Redemption of equity grants, net	(23)	—	—	—	—	—	—	—
Interest rate cash flow hedge	—	—	—	—	—	—	59	59
Stock-based compensation	—	—	—	—	77	—	—	77
BALANCE, JUNE 30, 2020	7,075	$70	232	$(2,500)	$24,444	$(58,380)	$348	$(36,018)
Net income	—	—	—	—	—	2,799	—	2,799
Issuance of equity grants, net	6	—	—	—	—	—	—	—
Interest rate cash flow hedge	—	—	—	—	—	—	105	105
Stock-based compensation	—	—	—	—	76	—	—	76
BALANCE, SEPTEMBER 30, 2020	7,081	$70	232	$(2,500)	$24,520	$(55,581)	$453	$(33,038)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended September 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,498	$(32,816)
Loss from discontinued operations	(1,004)	(6,716)
Income (loss) from continuing operations	4,502	(26,100)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	6,663	6,812
Deferred income tax benefit	—	15,851
Provision for self-insured professional liability, net of cash payments	1,066	4,682
Amortization of right-of-use assets	17,253	15,631
Government settlement expense	—	3,100
Stock-based compensation	491	429
Provision for leases in excess of cash payments	2,477	3,768
Other	959	643
Changes in assets and liabilities affecting operating activities:
Receivables	10,254	7,024
Prepaid expenses and other assets	(6,029)	(4,071)
Trade accounts payable and accrued expenses	(518)	(3,447)
Deferred income	27,157	—
Operating lease liabilities	(17,246)	(15,635)
Net cash provided by continuing operations	47,029	8,687
Discontinued operations	(1,004)	(5,130)
Net cash provided by operating activities	46,025	3,557
NET CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,096)	(3,745)
Purchases of property and equipment with stimulus funds	(898)	—
Net cash used in continuing operations	(3,994)	(3,745)
Discontinued operations	—	6
Net cash used in investing activities	(3,994)	(3,739)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt and finance lease obligations	(19,414)	(6,867)
Proceeds from issuance of debt	4,551	8,477
Proceeds from stimulus funds used to purchase property and equipment	898	—
Financing costs	(556)	(215)
Issuance and redemption of employee equity awards, net	3	42
Net cash provided by (used in) continuing operations	(14,518)	1,437
Discontinued operations	—	—
Net cash provided by (used in) financing activities	$(14,518)	$1,437
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Nine Months Ended September 30,
	2020	2019
NET INCREASE IN CASH	$27,513	$1,255
CASH, beginning of period	2,710	2,685
CASH, end of period	$30,223	$3,940
SUPPLEMENTAL INFORMATION:
Cash payments of interest	$3,592	$4,100
Cash payments of income taxes	$289	$241
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Acquisition of equipment through finance leases	$—	$234
Acquisition of operating leases though adoption of ASC 842	$—	$389,403
Lease modification	$—	$(48,877)
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020 AND 2019
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
As of September 30, 2020, the Company’s continuing operations consist of 62 nursing centers with 7,329 licensed nursing beds. The Company owns 15 and leases 47 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted and residential living beds.
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
Together, the CARES Act and PPPHCE Act authorize $175 billion in funding to healthcare entities to be distributed through the Public Health and Social Services Emergency Fund ("PHSSEF"), also known as the Provider Relief Fund. Payments from PHSSEF are intended to compensate providers for lost revenues and healthcare-related expenses attributable to the COVID-19 pandemic only. As long as the recipient has sufficient COVID-19 attributable expenses and lost revenues between January 1, 2020 and June 30, 2021 and complies with certain terms and conditions, these payments are not required to be repaid. The terms and conditions include, among others, requirements to comply with certain reporting requirements, limitations on balance billing and restrictions against using PHSSEF funds to reimburse expenses or losses that have been reimbursed from other sources or that other sources are obligated to reimburse. Despite signaling in September that the use of PPSSEF payments to support lost revenues would be capped at 2019 profits, on October 22, 2020 HHS revised its guidance to indicate that PPSSEF payments may be used to support COVID-19 lost revenues up to the provider's 2019 patient care revenues. On October 28, 2020, HHS released additional guidance related to how recipients should calculate COVID-19 attributable expenses and lost revenues. Currently, the Company is utilizing these funds to compensate for lost revenues and pay for permissible expenses, including but are not limited to increased wages and increased costs for personal protective equipment and other supplies. The Company is still evaluating the most recent guidance; however, the Company currently anticipates, but cannot guarantee, that it will have sufficient COVID-19 attributable expenses and lost revenues to retain the PPSSEF payments it has received to date. The Company will not be able to determine the amount of used funds until the reporting rules are finalized by the federal government, and the Company knows the full extent of its COVID-19 attributable expenses and lost revenues. There also can be no assurance that the PHSSEF funds will ultimately be enough to reimburse the Company for the full extent of its COVID-19 attributable expenses.
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
Since the end of the quarter, there have been additional cases of COVID-19 at certain of our centers. The Company has continued to experience reduced occupancy and increased operating expenses at its centers in the form of increased wages and increased cost for personal protective equipment, food and certain other supplies. The Company expects such increased expenses to continue and likely increase further during the remainder of 2020. Refer to Note 4 "COVID-19 Pandemic" for further information.

2.    CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and nine month periods ended September 30, 2020 and 2019, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2020, the results of operations, and changes in shareholders' equity (deficit) for the three and nine month periods ended September 30, 2020 and 2019 and cash flows for the nine months periods ended September 30, 2020 and 2019. The Company’s balance sheet information at December 31, 2019, was derived from its audited consolidated financial statements as of December 31, 2019.
The results of operations for the periods ended September 30, 2020 and 2019 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Reclassifications
A certain reclassification has been made to the condensed consolidated balance sheet as of December 31, 2019 to conform to the September 30, 2020 presentation. Supplies of $710 are now presented separately from "other current assets" on the December 31, 2019 consolidated balance sheet. This reclassification had no impact on total assets, shareholders' deficit, net income or net cash flows.
CARES Act and PPPHCE Act Funds
The Company implemented certain changes to our accounting policies related to the recognition of stimulus funds through the CARES Act and the PPPHCE Act. There is no U.S. GAAP that explicitly covers accounting for government "grants" to for-profit entities with the exception of certain agricultural subsidies. In the absence of authoritative U.S. GAAP guidance, the Company considered the application of other authoritative accounting guidance by analogy and concluded that the guidance outlined in International Accounting Standard 20 - Accounting for Government Grants and Disclosures of Government Assistance ("IAS 20") was the most appropriate analogy for the purpose of recording and classifying the federal stimulus funds received by the Company. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once both of the following conditions are met: (1) the Company is able to comply with the relevant conditions of the grant and (2) the grant will be received. Federal stimulus funds that are recognized to offset healthcare related expenses and lost revenue attributable to COVID-19 are reflected as "other operating income" on the accompanying interim consolidated statement of operations. Federal stimulus funds received and used toward capital improvements that assist with the response to and prevention and spread of COVID-19 is accounted for as a capital grant. For such an asset acquired with the use of a stimulus funds, the

Company will recognize the asset as a net zero asset. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements included in this report for additional information.
Additionally, the Company has received Medicaid stimulus funds, which are recognized in accordance with ASC 606. Refer to Note 5, "Revenue Recognition and Accounts Receivable" to the interim consolidated financial statements included in this report for additional information.
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

4. COVID-19 PANDEMIC
As of September 30, 2020, the Company has received $42,274 from the PHSSEF, and recognized $9,563 and $14,711 as income, which is reflected in "other operating income" in the Company's results of operations for the three and nine month periods ended September 30, 2020, respectively. For the nine months ended September 30, 2020, the Company utilized $898 of these stimulus dollars to fund capital improvements to prevent the spread of COVID-19. The remaining stimulus funds of $27,157 as of September 30, 2020 are classified as "deferred income" on the interim consolidated balance sheet. Additionally, the Families First Coronavirus Response Act provided states with a temporary increase in the regular federal matching rate, or federal medical assistance percentage, used to determine the federal government's share of the cost of covered services in state Medicaid programs, provided the states agreed to certain conditions such as not imposing cost-sharing requirements for COVID-19-related testing and treatment. The Company recognized $6,645 and $11,709 for the three and nine month periods ended September 30, 2020, respectively, of Medicaid and Hospice dollars related to this temporary increase in the federal matching rate, which related to patient services rendered between March and September 2020 and is reflected in "patient revenues, net" in the Company's results of operations for the three and nine month periods ended September 30, 2020.
The Company initially elected to participate in the payment deferral of the employer's portion of Social Security taxes. During the third quarter of 2020, the Company ceased the deferral election and paid $3,185. As of September 30, 2020, the Company has no remaining liability related to the payment deferral and does not expect to participate in the payment deferral going forward.
The CARES Act also includes other provisions offering financial relief, for example lifting the Medicare sequestration from May 1, 2020 through December 31, 2020, which would have otherwise reduced payments to Medicare providers by 2%. For the three and nine month periods ended September 30, 2020, the suspension of the Medicare sequestration positively impacted net patient revenues by $724 and $1,031, respectively.
The Company incurred an additional $6,595 of salaries expense, $5,801 of supplies expense and $276 of travel expense related to the COVID-19 pandemic for the three month period ended September 30, 2020. The Company incurred an additional $9,376 of salaries expense, $7,237 of supplies expense and $379 of travel expense related to the COVID-19 pandemic for the nine month period ended September 30, 2020. These expenses are reflected in "operating expense" in the Company's results of operations for the three and nine month periods ended September 30, 2020.
The Company is closely monitoring and evaluating the impact of the COVID-19 pandemic on all aspects of its business. We have identified team members and patients who have tested positive for COVID-19 at a number of our centers, and we have incurred an increase in the costs of caring for the team members, patients, and residents in those centers. The Company has also experienced reduced occupancy at its centers and has incurred additional expenditures preparing its centers for potential outbreaks and maintaining the healthcare delivery capacity of its centers. While we have experienced reduced occupancy and increased expenses, we received additional PHSSEF and other stimulus funds during the third quarter of 2020, which have been used and are expected to continue to be used to mitigate the impact of COVID-19 derived lost revenues associated with the reduced occupancy as well as increased expenses, and any cash flow or liquidity impacts therefrom. The Company has an interdisciplinary team monitoring and staying up to date on the latest information about COVID-19. The Company has implemented precautionary measures and response protocols to minimize the spread of COVID-19, following guidance from CMS and the CDC. Nevertheless, the Company expects additional COVID-19 cases will occur at our facilities. The Company is continuing to evaluate and consider the potential impact that COVID-19 may have on its liquidity, financial condition and results of operations due to numerous uncertainties. However, given the uncertainty as to the duration of the COVID-19 pandemic and the timing and availability of effective medical treatment and vaccines, it could have a material adverse effect on the Company's future results of operations, financial condition and liquidity.

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
Disaggregation of Revenue and Accounts Receivable
In accordance with ASC 606, the Company recognized $6,645 and $11,709 of Medicaid and Hospice stimulus dollars for the three and nine month periods ended September 30, 2020, respectively, that are reflected as patient revenues in the Company's results of operations. Refer to Note 4, "COVID-19 Pandemic" for more information. The following table summarizes revenue from contracts with customers by payor source from continuing operations for the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,
	2020		2019
Medicaid	$55,844	47.3%	$57,191	48.2%
Medicare	24,374	20.7%	19,274	16.2%
Managed Care	11,967	10.1%	11,794	9.9%
Private Pay and other	25,780	21.9%	30,371	25.7%
Total	$117,965	100.0%	$118,630	100.0%

	Nine Months Ended September 30,
	2020		2019
Medicaid	$164,335	46.1%	$164,815	46.5%
Medicare	67,470	18.9%	59,211	16.7%
Managed Care	36,918	10.4%	37,911	10.7%
Private Pay and other	87,472	24.6%	92,208	26.1%
Total	$356,195	100.0%	$354,145	100.0%

Accounts receivable from continuing operations as of September 30, 2020 and December 31, 2019 are summarized in the following table:

	September 30,	December 31,
	2020	2019
Medicaid	$19,218	$21,998
Medicare	9,962	11,811
Managed Care	6,615	9,103
Private Pay and other	14,798	17,609
Total accounts receivable	$50,593	$60,521

6.    LONG-TERM DEBT AND INTEREST RATE SWAP
On February 26, 2016, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of banks, which consists of a $80,000 mortgage loan subsequently amended ("Amended Mortgage Loan") and a $52,250 revolver subsequently amended ("Amended Revolver"). The Amended Mortgage Loan and Amended Revolver both have a five-year maturity through September 30, 2021. The Amended Mortgage Loan consists of $67,500 term and $12,500 acquisition loan facilities. The Amended Mortgage Loan requires monthly principal and interest payments monthly based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30,000. The Amended Mortgage Loan balance was $59,585 as of September 30, 2020, consisting of $48,185 on the term loan facility with an interest rate of 4.50% and $11,400 on the acquisition loan facility with an interest rate of 5.25%. The Amended Mortgage Loan is secured by fifteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
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
The Company is participating in the Texas Quality Incentive Payment Program ("QIPP"). Effective May 13, 2019, the Company entered into a Fifth Amendment (the “Fifth Term Amendment”) to amend the Amended Mortgage Loan to release the operators of three of the QIPP centers in Texas from the Amended Mortgage Loan and a Seventh Amendment (the “Seventh Revolver Amendment”) to amend the Amended Revolver to remove the operators of four of the QIPP centers in Texas from the Amended Revolver and to permanently reduce the amount available under the Amended Revolver by $2,000. At the same time, the operators of these four facilities entered into a separate revolving loan (the "affiliated revolver") with the same syndicate of banks to provide for the temporary working capital requirements of the four QIPP centers. The affiliated revolver, which is guaranteed by the Company, had an initial capacity of $5,000, which amount was reduced by $1,000 on each of January 1, 2020, April 1, 2020 and July 1, 2020. The affiliated revolver has the same maturity date as the Amended Revolver and the Amended Mortgage Loan of September 30, 2021. The affiliated revolver is cross-defaulted with the Amended Revolver and the Amended Mortgage Loan. For further discussion of the QIPP centers in Texas, refer to Note 12, "Business Development and Other Significant Transactions." As of September 30, 2020, the Company had no outstanding borrowings under the affiliated revolver. The interest rate related to the affiliated revolver was 5.75% as of September 30, 2020. The balance available for borrowing under the affiliated revolver was $905 at September 30, 2020.
As of September 30, 2020, the Company had no outstanding borrowings under the Amended Revolver compared to $15,000 outstanding borrowings as of December 31, 2019. The interest rate related to the Amended Revolver was 5.75% as of September 30, 2020. The outstanding borrowings on the revolver were used primarily for temporary working capital requirements. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The

Company has four letters of credit with a total value of $12,143 outstanding as of September 30, 2020. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $28,060, the balance available for borrowing under the Amended Revolver and affiliated revolver was $15,917 at September 30, 2020.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. The Company is in compliance with all such covenants at September 30, 2020.
Subsequent to the third quarter of 2020, the Company refinanced its Amended Mortgage Loan, Amended Revolver, and affiliated revolver. Refer to Note 14, "Subsequent Events."
Interest Rate Swap Transaction
As part of the debt agreements entered into in April 2013, the Company entered into an interest rate swap agreement with a member of the bank syndicate as the counterparty. The Company entered into the interest rate swap agreement to mitigate the variable interest rate risk on its outstanding mortgage borrowings. The Company designated its interest rate swap as a cash flow hedge and the effective portion of the hedge, net of taxes, is reflected as a component of other comprehensive income (loss). In conjunction with the aforementioned amendment to the Credit Agreement that occurred in February 2016, the Company retained the previously agreed upon interest rate swap modifying the terms of the swap to reflect the amended Credit Agreement. The Company redesignated the interest rate swap as a cash flow hedge. The interest rate swap agreement has a maturity date of February 26, 2021, and has an amortizing notional amount of $26,073 as of September 30, 2020. The interest rate swap agreement requires the Company to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to the Company based on LIBOR on the same notional amount. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company's balance sheets.
The Company assesses the effectiveness of its interest rate swap on a quarterly basis, and at September 30, 2020, the Company determined that the interest rate swap was highly effective. The interest rate swap valuation model indicated a net liability of $172 at September 30, 2020. The fair value of the interest rate swap is included in “other current liabilities” on the Company’s interim consolidated balance sheet. The change in fair value of the interest rate swap liability of $105 is included in accumulated other comprehensive income for the three months ended September 30, 2020. As the Company’s interest rate swap is not traded on a market exchange, the fair value is determined using a discounted cash flow analysis. This analysis reflects the contractual terms of the interest rate swap agreement and uses observable market-based inputs, including estimated future LIBOR interest rates. The interest rate swap valuation is classified in Level 2 of the fair value hierarchy, in accordance with the FASB guidance set forth in ASC 820, Fair Value Measurement.
In connection with the Company's debt refinancing, the Company terminated its interest rate swap subsequent to the third quarter of 2020. Refer to Note 14, "Subsequent Events."

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

Leases

	Classification	September 30, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$290,508	$310,238
Finance lease assets	Property and equipment, net (a)	568	906
Total leased assets		$291,076	$311,144

Liabilities
Current
Operating	Current portion of operating lease liabilities	$26,217	$23,736
Finance	Current portion of long-term debt and finance lease obligations	237	231
Noncurrent
Operating	Operating lease liabilities, less current portion	275,909	295,636
Finance	Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	314	445
Total lease liabilities		$302,677	$320,048

(a) Finance lease assets are recorded net of accumulated amortization of $411 and $1,522 as of September 30, 2020 and December 31, 2019, respectively.

Lease Cost of Continuing Operations

		Three Months Ended September 30,
	Classification	2020	2019
Operating lease cost (a)	Lease and rent expense	$13,524	$13,251
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	50	54
Interest on finance lease liabilities	Interest expense, net	7	11
Short term lease cost	Operating expense	111	169
Net lease cost		$13,692	$13,485

(a) Includes variable lease costs, which are immaterial

		Nine Months Ended September 30,
	Classification	2020	2019
Operating lease cost (a)	Lease and rent expense	$40,560	$39,480
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	165	196
Interest on finance lease liabilities	Interest expense, net	26	37
Short term lease cost	Operating expense	445	472
Net lease cost		$41,196	$40,185

(a) Includes variable lease costs, which are immaterial

Maturity of Lease Liabilities

As of September 30, 2020
	Operating Leases (a)	Finance Leases (a)	Total

2021	$51,636	$271	$51,907
2022	52,635	222	52,857
2023	53,637	74	53,711
2024	53,897	32	53,929
2025	54,440	—	54,440
After 2025	159,740	—	159,740
Total lease payments	$425,985	$599	$426,584
Less: Interest	(123,859)	(48)	(123,907)
Present value of lease liabilities	$302,126	$551	$302,677

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

Lease Term and Discount Rate

	September 30, 2020	December 31, 2019

Weighted-average remaining lease term (years)
Operating leases	8.10	8.81
Finance leases	2.43	3.00
Weighted-average discount rate
Operating leases	8.9%	8.9%
Finance leases	6.1%	6.1%

Other Information

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$38,018	$42,816
Operating cash flows for finance leases	26	37
Financing cash flows for finance leases	175	373
Acquisition of operating leases through adoption of ASC 842	—	389,403
Lease modification	—	(48,877)

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
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $25,584 and $27,390 as of September 30, 2020 and December 31, 2019, respectively. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
As of September 30, 2020, the Company is engaged in 82 professional liability lawsuits. Twenty-two lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs were $5,136 and $5,398 for the nine months ended September 30, 2020 and 2019, respectively.
The Company follows the accounting guidance in ASC Topic 954 that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the estimated insurance recovery receivables are included within "Self-insurance receivables, current portion" and "other noncurrent assets" on the Consolidated Balance Sheet. As of September 30, 2020 and December 31, 2019 there are estimated insurance recovery receivables of $686 and $1,011 in "Self-insurance receivables, current portion" and $155 and $1,555 in "other noncurrent assets," respectively.
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
Civil Investigative Demand ("CID")
In February 2020, we entered into a settlement agreement with the U.S. Department of Justice and the State of Tennessee of actions alleging violations of the federal False Claims Act in connection with our provision of therapy and the completion of certain resident admission forms. This settlement resolved an investigation that had begun in 2012 and covers the time period from January 1, 2010 through December 31, 2015. This agreement requires annual payments for a period of five years ending in February 2025 and also requires a contingent payment in the event the Company sells any of its owned facilities during the five-year payment period. Relative to the settlement agreement, the Company paid $500 during the first quarter of 2020, and the Company has included $1,000 and $8,000 within "Other current liabilities" and "Government Settlement Accrual", respectively, on the Consolidated Balance Sheets as of September 30, 2020. Failure to make timely any of these payments could result in rescission of the settlement and result in the government having a very large claim against us, including penalties, and/or make us ineligible to participate in certain government funded healthcare programs, any of which could in turn significantly harm our business and financial condition.
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
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees are covered under either a prefunded deductible policy or state-sponsored programs. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and, therefore, is completely self-insured for employee injuries with respect to its Texas operations. From the period from July 1, 2008 through September 30, 2020, the Company is covered by a prefunded deductible policy. Under this prefunded policy, the Company is self-insured for the first $500 per claim, subject to an aggregate maximum of $3,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims was $520 and $921 at September 30, 2020 and December 31, 2019, respectively. The Company has a non-current receivable for workers’ compensation policies covering previous years of $2,101 and $1,575 which is included in "other noncurrent assets" on the Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019, respectively. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred. Any potential claims or settlements related to COVID-19 are uncertain at this time.
As of September 30, 2020, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $200 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims was $2,487 and $1,810 at September 30, 2020 and December 31, 2019, respectively. The differences between actual settlements and reserves are included in expense in the period finalized. Any potential claims or settlements related to COVID-19 are uncertain at this time.

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

Equity Grants and Valuations
During the nine months ended September 30, 2020 and 2019, the Compensation Committee of the Board of Directors approved grants totaling approximately 198 and 151 shares of restricted common stock respectively, to certain employees and members of the Board of Directors. The fair value of restricted shares is determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. On March 13, 2020, the Compensation Committee of the Board of Directors approved the grant of 100 shares of common stock to the Company's Chief Executive Officer, as a one-time bonus in lieu of a 2020 salary increase and as recognition for completing the settlement with the Office of the Inspector General and the disposition of all of the Company's facilities in the State of Kentucky. The stock was fully vested on the date of the grant, and the grant date fair value of which was expensed during the quarter ended March 31, 2020.
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
Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2019	76	$7.55
Granted	—	—
Exercised	—	—
Expired or cancelled	(11)	5.45
Outstanding, September 30, 2020	65	$7.92

Exercisable, September 30, 2020	65	$7.92

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2019	207	$5.28
Granted	198	2.00
Vested	(188)	3.93
Cancelled	(23)	4.68
Outstanding, September 30, 2020	194	$3.32

Summarized activity of the RSU's for the Stock Purchase Plan is as follows:

		Weighted
		Average
		Grant Date
	RSU's	Fair Value
Outstanding, December 31, 2019	48	$5.08
Granted	29	2.00
Vested	(22)	6.45
Outstanding, September 30, 2020	55	$2.92

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

The following table summarizes information regarding stock options and SOSAR grants outstanding as of September 30, 2020:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$8.14 to $10.21	$8.83	45	$—	45	$—
$5.86	$5.86	20	$—	20	$—
		65		65
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $491 and $429 in the nine month periods ended September 30, 2020 and 2019, respectively.

10. INCOME TAXES
The Company recorded an income tax expense from continuing operations of $287 during the nine months ended September 30, 2020 and an expense of $15,544 during the nine months ended September 30, 2019.
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
As of September 30, 2020, the Company has a valuation allowance in the amount of $20.4 million.  The Company will continue to periodically assess the realizability of its future deferred tax assets.
On March 27, 2020, the CARES Act was enacted and signed into law. Certain provisions of the CARES Act impact the 2019 income tax provision computations of the Company and are reflected in the first quarter of 2020, or the period of enactment. The CARES Act contains modifications on the depreciation of qualified improvement property, as well as the limitation of business interest for tax years beginning in 2019 and 2020. The new life classification of the qualified improvement property, allowing for bonus depreciation to be taken, along with the modification to Section 163(j) to increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income significantly increased the allowable deductions of the Company and result in additional taxable losses for the year-ended 2019, resulting in greater net operating losses (“NOL”) to be carried back. The NOL carryback resulted in a tax refund of $321 and an increase to the Work Opportunity Tax Credit (“WOTC”) deferred tax asset, which is offset by a full valuation allowance. These changes pursuant to the CARES Act did not have a significant impact during the nine-month period ended September 30, 2020, other than the tax refund and net adjustments to the WOTC credit and NOL deferred tax assets, which are offset by a valuation allowance. As a result of the CARES Act, it is anticipated that the Company will fully utilize all interest expense expected to be incurred in 2020.
The Company is not currently under examination by any major income tax jurisdiction. During 2020, the statutes of limitations will lapse on the Company's 2016 Federal tax year and certain 2015 and 2016 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the interim consolidated financial statements for the nine months ended September 30, 2020 and 2019.

11.    EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net loss per common share is presented below in thousands, except per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)
Income (loss) from continuing operations	$3,173	$(1,918)	$4,502	$(26,100)
Loss from discontinued operations, net of income taxes	(374)	(2,956)	(1,004)	(6,716)
Net income (loss)	$2,799	$(4,874)	$3,498	$(32,816)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$0.48	$(0.30)	$0.68	$(4.04)
Loss from discontinued operations	(0.06)	(0.45)	(0.15)	(1.04)
Net income (loss) per common share – basic	$0.42	$(0.75)	$0.53	$(5.08)
Per common share – diluted
Income (loss) from continuing operations	$0.48	$(0.30)	$0.67	$(4.04)
Loss from discontinued operations	(0.06)	(0.45)	(0.15)	(1.04)
Net income (loss) per common share – diluted	$0.42	$(0.75)	$0.52	$(5.08)
Weighted Average Common Shares Outstanding:
Basic	6,577	6,470	6,606	6,455
Diluted	6,626	6,470	6,676	6,455
The effects of 65 and 98 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the nine months ended September 30, 2020 and 2019, respectively, because these securities would have been anti-dilutive.

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
Quality Incentive Payment Program
During 2019, the Company expanded its participation in QIPP as administered by the Texas Health and Human Services Commission. QIPP provides supplemental Medicaid payments for skilled nursing centers that achieve certain quality measures. The Company previously had one of its Texas skilled nursing centers participating in the QIPP. During April 2019, the Company enrolled an additional eleven of its Texas skilled nursing centers in the program, such that twelve of the Company’s centers participate in the QIPP effective September 1, 2019. To allow four of these centers to meet the QIPP participation requirements, the Company entered into a transaction with a Texas medical district already participating in the QIPP, providing for the transfer of the provider license from the Company to the medical district. The Company’s operating subsidiary retained the management of the centers on behalf of the medical district. In response to the COVID-19 pandemic, the Texas Health and Human Services Commission waived some of the performance and reporting requirements for QIPP effective March 1, 2020, through the remainder of the state's fiscal year ended August 31, 2020.

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
These centers contributed revenues of $11,812 for the three months ended September 30, 2019 and a net loss of $374 and $2,956 for the three months ended September 30, 2020 and 2019, respectively. The centers contributed revenues of $46,019 for the nine months ended September 30, 2019, and net loss of $1,004 and $6,716 for the nine months ended September 30, 2020 and 2019, respectively.
The Company did not transfer the accounts receivable or liabilities, inclusive of the reserves for professional liability and workers' compensation, to the new operator. The Company expects to pay the remaining liabilities in the ordinary course of business through its future operating cash flows. The Company does not have significant uncollected accounts receivable associated with these centers as of September 30, 2020.

14.    SUBSEQUENT EVENTS

Debt Refinance
On October 14, 2020 the Company executed an Amended and Restated Credit Agreement (“2020 Credit Agreement”) with a syndicate of financial institutions and banks, including CIBC Bank USA, the administering agent, which modifies the terms of the Amended Mortgage Loan, the Amended Revolver and the affiliated revolver. The Company’s 2020 Credit Agreement has a borrowing capacity of $100.0 million allocated among a $62.0 million Mortgage Loan ("2020 Mortgage Loan"), a $36.0 million Revolver ("2020 Revolver") and a $2.0 million affiliated revolver (“2020 Affiliated Revolver”).

Under the terms of the new agreements, the syndicate of banks provided the 2020 Mortgage Loan, the 2020 Revolver and the 2020 Affiliate Revolver through September 30, 2023. The 2020 Mortgage Loan has a term of three years, with principal and interest payable monthly based on a 25-year amortization. Interest is based on LIBOR plus 4.0%. The 2020 Mortgage Loan is secured by the Company's 15 owned nursing centers and related equipment. The 2020 Revolver is secured by the accounts receivable on all facilities, both leased and owned, except for the accounts receivable of the four facilities that are the subject of the 2020 Affiliated Revolver. The 2020 Affiliated Revolver is secured by accounts receivable of the four facilities subject to that loan. The 2020 Revolver, the 2020 Mortgage Loan and the 2020 Affiliated Revolver are cross defaulted. The 2020 Revolver and the 2020 Mortgage Loan are cross collateralized.
Pursuant to the 2020 Credit Agreement, the Company’s Fixed Charge Coverage Ratio should not be less than 1.05 to 1.00 for the fiscal quarter (i) ending September 30, 2020, measured on the last day of such fiscal quarter on a trailing nine month basis, and (ii) ending December 31, 2020 and for each fiscal quarter thereafter, each measured on the last day of the applicable fiscal quarter on a trailing twelve month basis. The Company's minimum Adjusted EBITDA cannot be less than $9.75 million for the fiscal quarter ending September 30, 2020, measured on the last day of the applicable fiscal quarter on a trailing nine month basis, and (iii) $13.0 million for the fiscal quarter ending December 31, 2020 and for each fiscal quarter thereafter, each measured on the last day of the applicable fiscal quarter on a trailing twelve month basis.
The minimum Adjusted EBITDAR of the Company's 15 owned nursing centers cannot be less than $10.0 million for the fiscal quarter ending September 30, 2020 and for each fiscal quarter thereafter, measured on the last day of the applicable fiscal quarter on trailing twelve month basis.
The minimum Adjusted EBITDA of the four facilities subject to the Amended Affiliated Revolver cannot be less than $825,000 for the fiscal quarter ending September 30, 2020 and for each fiscal quarter thereafter, measured on the last day of the applicable fiscal quarter on a trailing twelve month basis.
The debt balances as of September 30, 2020 are classified in accordance with the terms of the new debt agreement.
In connection with the 2020 Credit Agreement, the Company terminated the interest rate swap agreement related to the prior Credit Agreement.
Therapy Service
Effective November 1, 2020, the Company entered into agreements with a third party therapy company to outsource the therapy services that have been provided by the Company through its wholly owned subsidiary Diversicare Therapy Services. The outsourced services include all physical, occupational, and speech therapy provided to patients of the Company’s facilities. The contracts are for a three year term, absent termination for cause by either party. The third party provider has extensive expertise in providing therapy.

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
As of September 30, 2020, the Company’s continuing operations consist of 62 nursing centers with 7,329 licensed nursing beds. The Company owns 15 and leases 47 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted living and residential beds.
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
The Company is closely monitoring and evaluating the impact of the COVID-19 pandemic on all aspects of its business. We have identified team members and patients who have tested positive for COVID-19 at a select number of our centers, and we have incurred an increase in the costs of caring for the patients and residents in those centers. The Company incurred an additional $9.4 million of salaries expense, $7.2 million of supplies expense and $0.4 million of travel expense related to COVID-19 pandemic for the nine month period ended September 30, 2020. The Company has also experienced reduced occupancy at its centers and has incurred additional expenditures preparing our centers for potential outbreaks. The Company has an interdisciplinary team monitoring and staying up to date on the latest information about the virus and its prevalence. The Company has implemented precautionary measures and response protocols to minimize the spread of the virus, following guidance from the CDC, but the Company nevertheless expects additional cases of the virus will occur at these and other facilities.
One of the primary sources of relief for healthcare providers is the CARES Act, an economic stimulus package signed into law on March 27, 2020, which included, among other things, modifications to the limitation on business interest expense and net operating loss provisions relative to the payment of Federal income taxes, allows an optional payment deferral of the employer's portion of Social Security taxes that are otherwise due through December 31, 2020. These provisions of the CARES Act were effective after the date of enactment and also include the appropriation of stimulus funds to Medicare and Medicaid providers. The PPPHCE Act, an expansion of the CARES Act that includes additional emergency appropriations, was signed into law on April 24, 2020. Together, the CARES Act and the PPPHCE Act include $175 billion of funding to be distributed through the PHSSEF to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. PHSSEF payments are intended to compensate healthcare providers for lost revenues and healthcare-related expenses incurred in response to the COVID-19 pandemic. As long as the recipient has sufficient COVID-19 attributable expenses and lost revenues between January 1, 2020 and June 30, 2021 and complies with certain terms and conditions, the PHSSEF payments are not required to be repaid. The terms and conditions include, among other things, complying with reporting requirements, limitations on balance billing and restrictions against using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse.
In addition, the CARES Act expands the Medicare Accelerated and Advance Payment Program to increase cash flow to providers impacted by the COVID-19 pandemic. Skilled nursing centers were able to request an accelerated payment of up to 100% of the Medicare payment amount for a three-month period (not including Medicare Advantage payments). On April 26, 2020, CMS paused the program and as of October 8, 2020 CMS has stopped accepting applications. The Medicare Accelerated and Advanced Payment Program payments are advances that providers must repay. The Continuing Appropriations Act, 2021 and other Extensions Act (P.L. 116-159, October 1, 2020) delayed and revised the repayment terms for the Medicare Accelerated and Advanced Payment Program. Beginning one year after receiving payment, CMS must begin recouping the accelerated payments that have not been voluntarily repaid before that time by withholding a portion of future Medicare payments for claims.For the first eleven months of recoupment, CMS will recoup 25% of any Medicare payments due to the provider, and for the six months thereafter CMS will recoup 50% of any Medicare payments due to the provider. If after that time period, there is a remaining balance, the provider or supplier will be required to repay the balance. The Company has not elected to participate in this program. The CARES Act also includes other provisions offering financial relief, for example lifting the Medicare sequestration from May 1, 2020 through December 31, 2020, which would have otherwise reduced payments to Medicare providers by 2%.
In addition to the funds appropriated under the CARES Act, the PPPHCE Act, a stimulus package signed into law on April 24, 2020, includes additional emergency appropriations for COVID-19 response, including $75 billion to be distributed to eligible providers through the PHSSEF. This funding is also intended to reimburse providers for lost revenues and healthcare-related expenses attributable to the COVID-19 pandemic, but requires recipients to abide by terms and conditions.
Recipients of more than $10 thousand in PHSSEF funds will be required to submit reports to HHS that include information about their expenses and lost revenues. The initial report covering 2020, will be due to HHS by February 15, 2021. If a recipient has not utilized all of its PHSSEF funds by December 31, 2020, a second report must be submitted by July 31, 2021. Guidance was released by HHS on September 19, 2020 and updated on October 22, 2020 related to these reporting requirements. HHS issued responses to some "frequently asked questions" on October 28, 2020 that provide some additional details and examples related to how recipients should calculate their COVID-19 attributable expenses and lost revenues. These reporting requirements are still evolving. Ultimately, to the extent that reports submitted by a recipient do not demonstrate sufficient lost revenues and expenses attributable to COVID-19 (as those terms are defined by HHS), the recipient may have to repay any excess funds received.
During the nine months ended September 30, 2020, we received $42.3 million from the PHSSEF established under the CARES Act and the PPPHCE Act. We are eligible to apply for any additional Phase 3 General Distribution PHSSEF payments and will apply; however, we do not know whether we will ultimately receive additional payment. Due to the recent enactment of the CARES Act and the PPPHCE Act and evolving guidance, there is still a high degree of uncertainty surrounding their implementation. We are closely tracking our use of the funds received from PHSSEF under the CARES Act and PPPHCE Act in order to demonstrate compliance with the terms and conditions, including applicable reporting requirements. The Company is still evaluating the most recent guidance; however, the Company currently anticipates, but cannot guarantee, that it will have sufficient COVID-19 attributable expenses and lost revenues to retain the PPSSEF payments it has received to date. The Company will not be able to determine the amount of used funds until the reporting rules are finalized by the federal government, and the Company knows the full extent of its COVID-19 attributable expenses and lost revenues. The Company is working to track and document that we appropriately use all PHSSEF funds received, however, the Company can offer no assurance that it will be in compliance with all requirements related to retaining the PHSSEF payments received under the CARES Act or the PPPHCE Act. If we fail to appropriately comply with all of the terms and conditions or do not have sufficient expenses and lost revenues (as defined by these programs), the Company may be required to repay some or all of these amounts, which could have a material adverse impact.
The Company is continuing to evaluate and consider the potential impact that COVID-19 may have on its liquidity, financial condition and results of operations due to numerous uncertainties. We also continue to assess the potential impact of the CARES Act, the PPPHCE Act, and other stimulus measures, if any, as well as the impact of other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows. Given the uncertainty as to the duration and severity of the COVID-19 pandemic, it could have a material adverse effect on the Company's future results of operations, financial condition and liquidity.
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
Improving skilled mix and average Medicare rate:
One of our key performance indicators is skilled mix. Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the three months ended September 30, 2020 and 2019 was 16.5% and 13.3%, respectively. The Company's skilled mix for the nine months ended September 30, 2020 and 2019 was 15% and 14.2%, respectively. For the past several years, census and skilled mix trends have been affected by healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payors and conveners to divert certain skilled nursing referrals to home health or other community-based care settings.
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
Effective November 1, 2020, the Company entered into agreements with a third party therapy company to outsource the therapy services that have been provided by the Company through its wholly owned subsidiary Diversicare Therapy Services. The outsourced services include all physical, occupational, and speech therapy provided to patients of the Company’s facilities. The contracts are for a three year term, absent termination for cause by either party. The third party provider has extensive expertise in providing therapy, and the Company believes that the therapy company’s expertise in this area will benefit our patients and result in an overall operational cost savings for the Company.
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
During 2019, the Company expanded its participation in the Texas Quality Incentive Program ("QIPP") as administered by the Texas Health and Human Services Commission. QIPP provides supplemental Medicaid payments for skilled nursing centers that achieve certain quality measures. The Company previously had one of its Texas skilled nursing centers participating in the

QIPP. During April 2019, the Company enrolled an additional eleven of its Texas skilled nursing centers in the program, such that twelve of the Company’s centers participate in the QIPP effective September 1, 2019. To allow four of these centers to meet the QIPP participation requirements, the Company entered into a transaction with a Texas medical district already participating in the QIPP, providing for the transfer of the related provider licenses from the Company to the medical district. The Company’s operating subsidiary retained the management of the centers on behalf of the medical district. In response to the COVID-19 pandemic, the Texas Health and Human Services Commission waived some of the performance and reporting requirements for QIPP effective March 1, 2020 through the remainder of state's fiscal year ended August 31, 2020.
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
Recognition CARES Act and PPPHCE Act Funds
The Company implemented certain changes to our accounting policies related to the recognition of stimulus funds through the CARES Act and the PPPHCE Act. There is no U.S. GAAP that covers accounting for government "grants" to for-profit entities with the exception of certain agricultural subsidies. In the absence of authoritative U.S. GAAP guidance, the Company considered the application of other authoritative accounting guidance by analogy and concluded that the guidance outlined in International Accounting Standard 20 - Accounting for Government Grants and Disclosures of Government Assistance ("IAS 20") was the most appropriate analogy for the purpose of recording and classifying the federal stimulus funds received by the Company. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once both of the following conditions are met: (1) the Company is able to comply with the relevant conditions of the grant and (2) the grant will be received. Federal stimulus funds that are recognized to offset healthcare related expenses and lost revenue attributable to COVID-19 are reflected as "other operating income" on the accompanying interim consolidated statement of operations. Federal stimulus funds received and used toward capital improvements that assist with the response to and prevention and spread of COVID-19 are accounted for as a capital grant. For such an asset acquired with the use of stimulus funds, the Company will recognize the asset as a net zero asset. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements included in this report for additional information. Additionally, the Company has received Medicaid stimulus funds, which are recognized in accordance with ASC 606. Refer to Note 5 "Revenue Recognition and Accounts Receivable" to the interim consolidated financial statements included in this report for additional information.

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
The Company recognized $6.6 million and $11.7 million of Medicaid and Hospice stimulus dollars for the three and nine month periods ended September 30, 2020, respectively, that are reflected as patient revenues from Medicaid and Private Pay and Other in the Company's results of operations. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements included in this report for more information. The following table summarizes revenue from contracts with customers by payor source from continuing operations for the periods presented (dollar amounts in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Medicaid	$55,844	47.3%	$57,191	48.2%	$164,335	46.1%	$164,815	46.5%
Medicare	24,374	20.7%	19,274	16.2%	67,470	18.9%	59,211	16.7%
Managed Care	11,967	10.1%	11,794	9.9%	36,918	10.4%	37,911	10.7%
Private Pay and other	25,780	21.9%	30,371	25.7%	87,472	24.6%	92,208	26.1%
Total	$117,965	100.0%	$118,630	100.0%	$356,195	100.0%	$354,145	100.0%

The following table sets forth average daily skilled nursing census by primary payor source for our continuing operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Medicaid	3,240	66.3%	3,971	69.9%	3,524	67.3%	3,913	68.8%
Medicare	570	11.7%	504	8.9%	539	10.3%	539	9.5%
Managed Care	237	4.8%	248	4.4%	247	4.7%	269	4.7%
Private Pay and other	843	17.2%	962	16.8%	927	17.7%	965	17.0%
Total	4,890	100.0%	5,685	100.0%	5,237	100.0%	5,686	100.0%
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
On July 31, 2020, CMS issued a final rule outlining Medicare payment rates for skilled nursing facilities for federal fiscal year 2021. Effective October 1, 2020, payments to skilled nursing facilities are estimated to increase by 2.2% based on a market basket percentage update of 2.2%, adjusted by a 0.0 percentage point multifactor productivity adjustment.
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
In September 2020, CMS launched its Care Compare website. Care Compare is a streamlined redesign of eight existing CMS healthcare compare tools, including Nursing Home Compare. Care Compare provides a single interface that patients and caregivers can use to find information and quality metrics for doctors, hospitals, nursing homes, and other healthcare services instead of searching through multiple tools.
We remain diligent in continuing to provide outstanding patient care to achieve high rankings for our centers, as well as assuring that our rankings are correct and appropriately reflect our quality results. Our focus has been and continues to be on the delivery of quality care to our patients and residents.

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of September 30, 2020, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$65,885	$5,882	$59,971	$32	$—
Settlement obligations (2)	3,488	3,128	360	—	—
Settlement of civil investigative demand (3)	9,732	1,203	2,838	5,691	—
Operating leases (4)	425,985	51,636	106,272	108,337	159,740
Required capital expenditures under operating leases (5)	16,309	1,993	3,986	3,986	6,344
Total	$521,399	$63,842	$173,427	$118,046	$166,084

(1)Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our finance lease obligations. Our long-term debt obligations decreased $15.4 million between December 31, 2019 and September 30, 2020. Subsequent to the third quarter of 2020, the Company refinanced its Amended Mortgage Loan, Amended Revolver, and affiliated revolver. See Note 6, "Long-Term Debt and Interest Rate Swap," and Note 14, "Subsequent Events," to the interim consolidated financial statements included in this report for additional information.
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
(4)Represents minimum annual undiscounted lease payments (exclusive of taxes, insurance, and maintenance costs) under our operating lease agreements, which does not include renewals. Our operating lease obligations decreased $37.7 million between December 31, 2019 and September 30, 2020. See Note 7, "Leases," to the interim consolidated financial statements included in this report for additional information.
(5)Includes annual expenditure requirements under operating leases. Our required capital expenditures decreased $2.4 million between December 31, 2019 and September 30, 2020.

Employment Agreements
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1.5 million as of September 30, 2020. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee.

Results of Continuing Operations
The following tables present the unaudited interim consolidated statements of operations and related data for the three and nine month periods ended September 30, 2020 and 2019:

(in thousands)	Three Months Ended September 30,
	2020	2019	Change	%
PATIENT REVENUES, NET	$117,965	$118,630	$(665)	(0.6)%
OTHER OPERATING INCOME	9,563	—	9,563	100.0%
EXPENSES:
Operating	98,706	95,591	3,115	3.3%
Lease and rent expense	13,524	13,251	273	2.1%
Professional liability	2,249	1,737	512	29.5%
General and administrative	6,487	6,902	(415)	(6.0)%
Depreciation and amortization	2,098	2,279	(181)	(7.9)%
Total expenses	123,064	119,760	3,304	2.8%
OPERATING INCOME (LOSS)	4,464	(1,130)	5,594	N/M
OTHER INCOME (EXPENSE):
Other income	90	25	65	N/M
Interest expense, net	(1,172)	(1,554)	382	24.6%
Total other expenses	(1,082)	(1,529)	447	29.2%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,382	(2,659)	6,041	(132.5)%
BENEFIT (PROVISION) FOR INCOME TAXES	(209)	741	(950)	(128.2)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$3,173	$(1,918)	$5,091	(233.2)%
N/M = Not Meaningful

(in thousands)	Nine Months Ended September 30,
	2020	2019	Change	%
PATIENT REVENUES, NET	$356,195	$354,145	$2,050	0.6%
OTHER OPERATING INCOME	14,711	—	14,711	100.0%
EXPENSES:
Operating	289,340	284,643	4,697	1.7%
Lease and rent expense	40,560	39,480	1,080	2.7%
Professional liability	6,202	5,182	1,020	19.7%
Government settlement expense	—	3,100	(3,100)	(100.0)%
General and administrative	20,125	21,267	(1,142)	(5.4)%
Depreciation and amortization	6,663	6,812	(149)	(2.2)%
Total expenses	362,890	360,484	2,406	0.7%
OPERATING INCOME (LOSS)	8,016	(6,339)	14,355	N/M
OTHER INCOME (EXPENSE):
Other income	614	207	407	N/M
Interest expense, net	(3,841)	(4,424)	583	13.2%
Total other expenses	(3,227)	(4,217)	990	23.5%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	4,789	(10,556)	15,345	N/M
PROVISION FOR INCOME TAXES	(287)	(15,544)	15,257	98.2%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$4,502	$(26,100)	$30,602	117.2%
N/M = Not Meaningful

Percentage of Total Patient Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
PATIENT REVENUES, NET	100.0%	100.0%	100.0%	100.0%
OTHER OPERATING INCOME	8.1	—	4.1	—
EXPENSES:
Operating	83.7	80.6	81.2	80.4
Lease and rent expense	11.5	11.2	11.4	11.1
Professional liability	1.9	1.5	1.7	1.5
Government settlement expense	—	—	—	0.9
General and administrative	5.5	5.8	5.6	6.0
Depreciation and amortization	1.8	1.9	1.9	1.9
Total expenses	104.4	101.0	101.8	101.8
OPERATING INCOME (LOSS)	3.7	(1.0)	2.3	(1.8)
OTHER INCOME (EXPENSE):
Other income	0.1	—	0.2	0.1
Interest expense, net	(1.0)	(1.2)	(1.1)	(1.2)
Total other expenses	(0.9)	(1.2)	(0.9)	(1.1)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2.8	(2.2)	1.4	(2.9)
BENEFIT (PROVISION) FOR INCOME TAXES	(0.2)	0.6	(0.1)	(4.4)
INCOME (LOSS) FROM CONTINUING OPERATIONS	2.6%	(1.6)%	1.3%	(7.3)%

Three Months Ended September 30, 2020 Compared To Three Months Ended September 30, 2019
Patient Revenues
Patient revenues were $118.0 million and $118.6 million for the three months ended September 30, 2020 and 2019, respectively, a decrease of $0.6 million.
Our Medicaid, Medicare and Managed Care rates for the third quarter of 2020 increased 2.8%, 10.8% and 10.6%, respectively, resulting in a revenue increase of $1.5 million, $1.9 million and $0.9 million, respectively. Our Medicaid, Private, Managed Care and Hospice average daily census for the third quarter of 2020 decreased 18.4%, 16.7%, 4.8% and 5.5%, respectively, resulting in lost revenue of $12.0 million, $1.4 million, $0.4 million and $0.5 million, respectively. Our Medicare census for the third quarter of 2020 increased 13.2% resulting in increased revenue of $2.8 million. The decline in census for the third quarter of 2020 was mainly due to the impact of the COVID-19 pandemic. We recognized $6.6 million Medicaid state stimulus funds during the third quarter of 2020. Additionally, the suspension of sequestration for the third quarter of 2020 resulted in an increase in revenue of $0.7 million.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended September 30,
	2020	2019
Skilled nursing occupancy	66.7%	77.6%
As a percent of total census:
Medicare census	11.7%	8.9%
Medicaid census	66.3%	69.9%
Managed Care census	4.8%	4.4%
As a percent of total revenues:
Medicare revenues	20.7%	16.2%
Medicaid revenues	47.3%	48.2%
Managed Care revenues	10.1%	9.9%
*Average rate per day:
Medicare	$503.75	$454.52
Medicaid	$183.27	$178.35
Managed Care	$430.88	$389.69

*Excludes COVID-19 federal and state stimulus payments

Other Operating Income
During the nine month period ended September 30, 2020, we received $42.3 million of provider relief from the PHSSEF. We recognized $9.6 million of the funds during the third quarter of 2020, which is classified as "Other Operating Income" in the Company's results of operations for the three month period ended September 30, 2020. The Medicare stimulus funds that we recognized during the quarter were used to offset healthcare-related expenses and lost revenues attributable to COVID-19. Increased healthcare related expenses included but were not limited to increased wages and increased costs for personal protective equipment, testing and other supplies.
Operating Expense
Operating expense increased in the third quarter of 2020 to $98.7 million from $95.6 million in the third quarter of 2019, an increase of $3.1 million. Operating expense increased as a percentage of patient revenues to 83.7% for the third quarter of 2020 as compared to 80.6% for the third quarter of 2019.
The primary driver for the increase in operating expense was COVID-19 related expenses of $12.7 million. COVID-19 expenses included increased wages and increased cost for personal protective equipment, testing, food and certain other supplies. Excluding COVID-19, we benefited from our cost saving initiatives including decreased wages of $5.4 million to $52.8 million in the third quarter of 2020, compared to $58.2 million in the third quarter of 2019. Additionally, our nursing and ancillary and health insurance costs decreased by $1.8 million and $1.4 million, respectively.

Lease Expense
Lease expense in the third quarter of 2020 increased to $13.5 million as compared to $13.3 million in the third quarter of 2019, an increase of $0.2 million. The increase in lease expense was due to rent increases resulting from the amendment to the Lease with Omega Healthcare Investors in conjunction with the Kentucky Exit.
Professional Liability
Professional liability expense was $2.2 million and $1.7 million in the third quarters of 2020 and 2019, respectively. Our cash expenditures for professional liability costs, including those relative to claims for the centers that we formerly operated in the State of Kentucky, were $1.8 million and $1.9 million for the third quarters of 2020 and 2019, respectively. Professional liability expense fluctuates based on the results of our third-party professional liability actuarial studies, premiums and cash expenditures are incurred to defend and settle existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and Administrative Expense
General and administrative expense was $6.5 million for the third quarter of 2020 compared to $6.9 million for the third quarter of 2019, a decrease of $0.4 million or 6.0%. The decrease in general and administrative expenses was mainly attributable to a decrease in travel expenses and legal fees of $0.2 and $0.1 million, respectively.
Depreciation and Amortization
Depreciation and amortization expense decreased to $2.1 million for the third quarter of 2020 compared to $2.3 million in the third quarter of 2019.
Interest Expense, Net
Interest expense was $1.2 million in the third quarter of 2020 and $1.6 million in the third quarter of 2019. The decrease of $0.4 million was due to a decrease in the outstanding borrowings on our loan facilities.
Income Tax Benefit (Provision)
The Company recorded income tax provision for continuing operations of $0.2 million and income tax benefit of $0.7 million during the third quarters of 2020 and 2019, respectively.
Income from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported income of $3.4 million before income taxes for the third quarter of 2020 as compared to a loss of $2.7 million for the third quarter of 2019. Both basic and diluted income per common share from continuing operations were $0.48 for the third quarter of 2020 as compared to both basic and diluted loss per common share from continuing operations of $0.30 in the third quarter of 2019.
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

Nine Months Ended September 30, 2020 Compared To Nine Months Ended September 30, 2019
Patient Revenues
Patient revenues were $356.2 million and $354.1 million for the nine months ended September 30, 2020 and 2019, respectively, an increase of $2.1 million.
Our Medicaid, Medicare and Managed Care rate for the nine months ended September 30, 2020 increased 1.7%, 9.2% and 6.0%, respectively, resulting in a revenue increase of $3.0 million, $5.1 million and $1.6 million, respectively. Our Hospice average daily census for the nine months ended September 30, 2020 increased 7.9% resulting in $1.9 million in additional revenue. Conversely, our Medicaid, Private, Managed Care and Veterans average daily census for the nine months ended September 30, 2020 decreased 10.0%, 14.2%, 8.2%, and 40.5% respectively, resulting in revenue losses of $19.1 million, $3.6 million, $2.4 million, and $0.7 million, respectively. The decline in census for the nine months ended September 30, 2020 was mainly due to the impact of the COVID-19 pandemic. The QIPP resulted in $2.7 million of additional revenues for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. An additional day of revenue for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 resulted in $1.2 million in additional revenue. We recognized $11.7 million in Medicaid and Hospice state stimulus funds, collectively, during the nine months ended September 30, 2020. Additionally, the suspension of sequestration resulted in an increase in revenue of $1.0 million for the nine months ended September 30, 2020.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Nine Months Ended September 30,
	2020	2019
Skilled nursing occupancy	71.6%	77.6%
As a percent of total census:
Medicare census	10.3%	9.5%
Medicaid census	67.3%	68.8%
Managed Care census	4.7%	4.7%
As a percent of total revenues:
Medicare revenues	18.9%	16.7%
Medicaid revenues	46.1%	46.5%
Managed Care revenues	10.4%	10.7%
*Average rate per day:
Medicare	$495.74	$454.18
Medicaid	$181.99	$178.91
Managed Care	$414.42	$390.83

*Excludes COVID-19 stimulus payments

Other Operating Income
During the nine months ended September 30, 2020, we received $42.3 million of Medicare stimulus funds from PHSSEF. We recognized $14.7 million of the funds during the nine months ended September 30, 2020, which is classified as "Other Operating Income" in the Company's results of operations for the nine month period ended September 30, 2020. The Medicare stimulus funds that we recognized during the nine months ended September 30, 2020 were used to offset increased healthcare-related expenses and lost revenues attributable to COVID-19. Increased healthcare-related expenses included but were not limited to increased wages and increased costs for personal protective equipment and other supplies.
Operating Expense
Operating expense increased in the nine months ended September 30, 2020 to $289.3 million from $284.6 million in the nine months ended September 30, 2019, an increase of $4.7 million. Operating expense increased as a percentage of patient revenue to 81.2% for the nine months ended September 30, 2020 as compared to 80.4% for the nine months ended September 30, 2020.
The primary driver for the increase in operating expense was COVID-19 related expenses of $17.0 million for the nine months ended September 30, 2020. COVID-19 expenses included increased wages and increased cost for personal protective equipment, food and certain other supplies.

Excluding COVID-19, we benefited from our cost saving initiatives, including decreased wages of $5.7 million to $165.7 million for the nine months ended September 30, 2020 compared to $171.4 million for the nine months ended September 30, 2019. Additionally, our health insurance and nursing and ancillary costs decreased by $1.9 million and $3.9 million, respectively.
Lease Expense
Lease expense for the nine months ended September 30, 2020 increased to $40.6 million as compared to $39.5 million for the nine months ended September 30, 2019. The increase in lease expense was due to rent increases resulting from the amendment to the Lease with Omega Healthcare Investors in conjunction with the Kentucky Exit.
Professional Liability
Professional liability expense was $6.2 million and $5.2 million for the nine months ended September 30, 2020 and 2019, respectively. Our cash expenditures for professional liability costs, including those relative to claims for the centers that we formerly operated in the State of Kentucky, were $5.1 million and $5.4 million for the nine months ended September 30, 2020 and 2019, respectively. Professional liability expense fluctuates based on the results of our third-party professional liability actuarial studies, premiums and cash expenditures are incurred to defend and settle existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
Government Settlement Expense
In June 2019, the Company and the U.S. Department of Justice reached an agreement in principle on the financial terms of a settlement regarding a civil investigation demand. In anticipation of the execution of final agreements and payment of a settlement amount of $9.5 million, the Company recorded an additional contingent liability related to the DOJ investigation of $3.1 million during the nine months ended September 30, 2019 to increase previously estimated and recorded liability relative to this investigation.
General and Administrative Expense
General and administrative expense was $20.1 million for the nine months ended September 30, 2020 compared to $21.3 million for the nine months ended September 30, 2019, a decrease of $1.2 million or 5.4%. The decrease in general and administrative expenses was mainly attributable to a decrease in legal fees of $1.0 million.
Depreciation and Amortization
Depreciation and amortization expense remained consistent at $6.7 million and $6.8 million for the nine months ended September 30, 2020 and 2019.
Interest Expense, Net
Interest expense was $3.8 million for the nine months ended September 30, 2020 and $4.4 million for the nine months ended September 30, 2019. The decrease of $0.6 million was due to a decrease in the outstanding borrowings on our loan facilities.
Income Tax Expense
The Company recorded income tax expense for continuing operations of $0.3 million and $15.5 million during the nine months ended September 30, 2020 and 2019, respectively. The decrease in income tax expense was related to a valuation allowance recorded against our deferred tax assets during the nine months ended September 30, 2019.
Income from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported income of $4.8 million before income taxes for the nine months ended September 30, 2020 as compared to a loss of $10.6 million for the nine months ended September 30, 2019. Basic income per common share from continuing operations were $0.68 and diluted income per common share from continuing operations were $0.67 for the nine months ended September 30, 2020 as compared to both basic and diluted loss per common share from continuing operations of $4.04 for the nine months ended September 30, 2019.
COVID-19 Impact on Continuing Operations
Since the nine months ended September 30, 2020, there have been additional cases of COVID-19 at certain of our centers. The Company has continued to experience reduced occupancy and increased operating expenses at its centers in the form of increased wages and increased cost for personal protective equipment, food and certain other supplies. The Company expects such increased expenses to continue and likely increase further during the remainder of 2020.

Liquidity and Capital Resources
COVID-19 Impact on Liquidity
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. While the Company incurred significant disruptions during the nine months ended September 30, 2020 from the COVID-19 pandemic, it is unable to fully predict the impact that the COVID-19 pandemic will have on its liquidity, financial condition and results of operations due to numerous uncertainties. As a result of the COVID-19 pandemic, we have recognized less revenue and increased operating expenses, but we have received additional stimulus funds through the CARES Act, PPPHCE Act, and the Families First Coronavirus Response Act during the nine months ended September 30, 2020, which have been used and are expected to continue to be used to mitigate the impact of the reduced revenues and increased operating expenses, and any cash flow or liquidity impacts therefrom. The increased operating expenses include increased wages and the increased cost of personal protective equipment, infection control supplies, food and dietary supplies. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements.
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
Net cash provided by operating activities of continuing operations totaled $47.0 million for the nine months ended September 30, 2020, compared to net cash provided by operating activities of continuing operations of $8.7 million in the same period of 2019. The primary drivers of the increase in net cash provided by operating activities were income from continuing operations and federal stimulus of $42.3 million that was received for the nine months ended September 30, 2020 through the CARES Act and PPPHCE. As of September 30, 2020 the Company had $27.2 million remaining funds.These funds are required to be used to offset lost revenue and increased expenses that both result from the COVID-19 pandemic. Such increased expenses include but are not limited to increased wages and increased costs for personal protective equipment and other supplies. An increase in trade accounts payable and accrued expenses partially due to additional COVID-19 expenses incurred also contributed to the increase in cash provided by operating activities for the nine months ended September 30, 2020 compared to September 30, 2019.
Our cash expenditures related to professional liability claims of continuing operations were $5.1 million and $5.4 million for the nine months ended September 30, 2020 and 2019, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our inability to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $4.0 million and $3.7 million for the nine months ended September 30, 2020 and 2019, respectively. The cash used for investing activities represents capital expenditures for improvements to our centers and purchases of clinical equipment.
Financing activities of continuing operations used cash of $14.5 million and provided cash of $1.4 million for the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2020, we used cash to repay $14.6 million net of outstanding borrowings on our loan facilities. In part, the Company utilized stimulus funds to assist with managing working capital and to temporarily pay down the outstanding borrowings on our loan facilities. The Company will use the availability under our credit facilities as needed to assist with the payment of increased expenses and to offset the lost revenue due to the COVID-19 pandemic.
Professional Liability
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC, which has issued a policy insuring claims made against all of the Company's nursing centers in Florida and Tennessee, and several of the Company's nursing centers in Alabama, Ohio, and Texas, as well as those previously operated by the Company in Kentucky. The insurance coverage provided for these centers under the SHC policy provides coverage limits of at least $1.0 million per medical incident with a sublimit per center of $3.0 million and total annual aggregate policy limits of $5.0 million. All other centers within the Company's portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers. The deductibles for these policies are covered through the insurance subsidiary.
As of September 30, 2020, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $25.6 million. Our calculation of this estimated liability is based on the Company's best estimate of the likelihood of adverse judgments with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
As of September 30, 2020, we had $60.1 million of outstanding long-term debt and finance lease obligations. The $60.1 million total includes $0.6 million in finance lease obligations. The balance of the long-term debt is comprised of $59.6 million owed on our mortgage loan, which includes $48.2 million on the term loan facility and $11.4 million on the acquisition loan facility.
On February 26, 2016, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of banks, which consists of a $80.0 million mortgage loan subsequently amended ("Amended Mortgage Loan") and a $52.3 million revolver subsequently amended ("Amended Revolver"). The Amended Mortgage Loan and Amended Revolver both have a five-year maturity through September 30, 2021. The Amended Mortgage Loan consists of $67.5 million term and $12.5 million acquisition loan facilities. The Amended Mortgage Loan requires monthly principal and interest payments based on a 25-year amortization. Interest on the term and acquisition loan facilities is based on LIBOR plus 4.0% and 4.75%, respectively. A portion of the Amended Mortgage Loan is effectively fixed at 5.79% pursuant to an interest rate swap with an initial notional amount of $30.0 million. The Amended Mortgage Loan balance was $59.6 million as of September 30, 2020, consisting of $48.2 million on the term loan facility with an interest rate of 4.50% and $11.4 million on the acquisition loan facility with an interest rate of 5.25%. The Amended Mortgage Loan is secured by fifteen owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan and the Amended Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver has an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
In connection with the sale of the Kentucky Properties, the Company entered into the Sixth Amendment ("Sixth Revolver Amendment") to amend the Amended Revolver effective December 1, 2018. The Sixth Amendment decreased the Amended Revolver capacity from $52.3 million to $42.3 million and also placed a $2.1 million reserve against the acquisition loan facility, thereby reducing the maximum borrowing capacity of that facility to $10.4 million. The Company also applied $4.9 million of net proceeds from the sale of the Kentucky Properties to the outstanding borrowings under the Amended Revolver.
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
The Company is participating in the Texas Quality Incentive Payment Program ("QIPP"). Effective May 13, 2019, the Company entered into a Fifth Amendment (the “Fifth Term Amendment”) to amend the Amended Mortgage Loan to release the operators of three of the QIPP centers in Texas from the Amended Mortgage Loan and a Seventh Amendment (the “Seventh Revolver Amendment”) to amend the Amended Revolver to remove the operators of four of the QIPP centers in Texas from the Amended Revolver and to permanently reduce the amount available under the Amended Revolver by $2.0 million. At the same time, the operators of these four facilities entered into a separate revolving loan (the "affiliated revolver") with the same syndicate of banks to provide for the temporary working capital requirements of the four QIPP centers. The affiliated revolver, which is guaranteed by the Company, had an initial capacity of $5.0 million, which amount was reduced by $1.0 million on each of January 1, 2020, April 1, 2020 and July 1, 2020.  The affiliated revolver is cross-defaulted with the Amended Revolver and the Amended Mortgage Loan. For further discussion of the QIPP centers in Texas, refer to Note 11, "Business Development and Other Significant Transactions." As of September 30, 2020, the Company had no outstanding borrowings under the affiliated revolver. The interest rate related to the affiliated revolver was 5.75% as of September 30, 2020. The balance available for borrowing under the affiliated revolver was $0.9 million at September 30, 2020. The affiliated revolver has the same maturity date as the Amended Revolver and the Amended Mortgage Loan of September 30, 2021. Subsequent to

the third quarter of 2020, the Company refinanced its debt facilities. Refer to Note 14, "Subsequent Events" to the interim consolidated financial statements included in this report for additional information.
As of September 30, 2020, the Company had no outstanding borrowings under the Amended Revolver compared to $15.0 million outstanding borrowings as of December 31, 2019. The interest rate related to the Amended Revolver was 5.75% as of September 30, 2020. The outstanding borrowings on the revolver were used primarily for temporary working capital requirements. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has four letters of credit with a total value of $12.1 million outstanding as of September 30, 2020. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolving credit facility and the maximum loan amount of $28.1 million, the balance available for borrowing under the Amended Revolver and affiliated revolver was $15.9 million at September 30, 2020.
Subsequent to the third quarter of 2020, the Company refinanced its Amended Mortgage Loan, Amended Revolver, and affiliated revolver. Refer to Note 14, "Subsequent Events."
Our lending agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. We are in compliance with all such covenants at September 30, 2020.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at September 30, 2020
Credit Facility:
Minimum fixed charge coverage ratio	1.05:1.00	1.22:1.00
Minimum adjusted EBITDA	$9.75 million	$18.4 million
Affiliated Revolver:
Minimum adjusted EBITDA	$0.8 million	$1.7 million
Mortgaged Centers:
EBITDAR	$10.0 million	$14.1 million
As part of our debt agreements, we have an interest rate swap agreement with a member of the bank syndicate as the counterparty. The interest rate swap agreement has the same effective date and maturity date as the Amended Mortgage Loan, and carries an initial notional amount of $30.0 million. The interest rate swap agreement requires us to make fixed rate payments to the bank calculated on the applicable notional amount at an annual fixed rate of 5.79% while the bank is obligated to make payments to us based on LIBOR on the same notional amounts. We entered into the interest rate swap agreement to mitigate the variable interest rate risk on our outstanding mortgage borrowings. Subsequent to the third quarter of 2020, the Company terminated its interest rate swap.
In connection with the Company's debt refinancing, the Company terminated its interest rate swap subsequent to the third quarter of 2020. Refer to Note 14, "Subsequent Events."
Off-Balance Sheet Arrangements
We have four letters of credit outstanding with an aggregate value of approximately $12.1 million as of September 30, 2020. The letters of credit serve as a security deposits for certain center leases. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.
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

Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our interim consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. Forward-looking statements are predictive in nature and are frequently identified by the use of terms such as "may," "will," "should," "expect," "believe," "estimate," "intend," and similar words indicating possible future expectations, events or actions. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to:
•the potential adverse effect of the COVID-19 pandemic on the economy, our patients and residents and supply chain, including, changes in the occupancy of our centers, increased operation costs in addressing COVID-19, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its patients served,
•the duration and severity of the COVID-19 pandemic and the extent and severity of the impact on the Company's patients and residents,
•actions governments take in response to the COVID-19 pandemic, including the introduction of public health measures and other regulations affecting our centers,
•the impact of the CARES Act, the PPPHCE Act and any other COVID-19 relief aid adopted by governments or the implementation or modifications to such acts, including any obligation of the Company to repay any stimulus payments received under such relief aid,
•perceptions regarding the safety of senior living communities during and after the pandemic, changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet the demand, changes in the acuity levels of our new residents, the disproportionate impact of COVID-19 on seniors generally and those residing in our communities,
•increased regulatory requirements, including unfunded mandatory testing, increased and enforcement actions resulting from COVID-19, including those that may limit our collection efforts for delinquent accounts and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts,
•our ability to successfully integrate the operations of new nursing centers, as well as successfully operate all of our centers,
•our ability to increase census at our centers and occupancy rates at our centers,
•changes in governmental reimbursement, including the new Patient-Driven Payment Model that was implemented in October of 2019,
•government regulation,
•the impact of the Affordable Care Act, efforts to repeal or further modify the Affordable Care Act, and other health care reform initiatives,
•any increases in the cost of borrowing under our credit agreements,
•our ability to comply with covenants contained in those credit agreements,
•our ability to comply with the terms of our master lease agreements,
•our ability to renew or extend our leases at or prior to the end of the existing lease terms,
•the outcome of professional liability lawsuits and claims,
•our ability to control ultimate professional liability costs,
•the accuracy of our estimate of our anticipated professional liability expense,
•the impact of future licensing surveys,
•our ability to comply with the terms of our Corporate Integrity Agreement,
•the outcome of proceedings alleging violations of state or Federal False Claims Acts,
•laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors,
•the costs of investing in our business initiatives and development,

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of September 30, 2020, we had outstanding borrowings of approximately $59.6 million, $33.5 million of which was subject to variable interest rates. In connection with our February 2016 financing agreement, we entered into an interest rate swap with an initial notional amount of $30.0 million to mitigate the floating interest rate risk of a portion of such borrowing. In the event that interest rates were to change 1%, the impact on future pre-tax cash flows would be approximately $0.3 million annually, representing the impact of increased or decreased interest expense on variable rate debt.

ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2020. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.
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
Other than the items described above, there have been no changes to our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of September 30, 2020, we are engaged in 82 professional liability lawsuits. Twenty-two lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
In conjunction with the settlement of the government investigation related to our therapy practices, we entered into a corporate integrity agreement (the "CIA") with the Office of the Inspector General of CMS. The CIA has a term of five years and imposes material burdens on the Company, its officers and directors to take actions designed to insure compliance with applicable healthcare laws, including requirements to maintain specific compliance positions within the Company, to report any non-compliance with the terms of the CIA, to return any overpayments received, to submit annual reports and for an annual audit of submitted claims by an independent review organization. The CIA sets forth penalties for non-compliance by the Company with the terms of the agreement, including possible exclusion from federally funded healthcare programs for material violations of the CIA.
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
•significantly reduced occupancy as a result of local government-imposed quarantines, including shelter-in-place mandates, sweeping restrictions on travel, and substantial changes to selected protocol within the healthcare system across the United States, including cancelled or rescheduled elective procedures at referring hospitals in our markets and the resulting impact to the volume of new admissions to our centers;

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
•increases in expenses related to staffing, supply chain or other expenditures including additional protocols implemented in connection with CDC and related isolation procedures, including obligations to test patients and staff for COVID-19;
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
There is a high degree of uncertainty regarding the implementation and impact of the CARES Act, the PPPHCE Act, and future stimulus or relief legislation, if any. There can be no assurance as to the total amount of financial assistance or types of assistance we will receive or retain, that we will be able to benefit from provisions intended to increase access to resources and ease regulatory burdens for healthcare providers or that additional stimulus legislation will be enacted.
The CARES Act is a $2 trillion economic stimulus package signed into law on March 27, 2020, in response to the COVID-19 pandemic. In an effort to stabilize the U.S. economy, the CARES Act provides for cash payments to individuals and loans and grants to small businesses, among other measures. The PPPHCE Act, an expansion of the CARES Act that includes additional emergency appropriations, was signed into law on April 24, 2020. Together, the CARES Act and the PPPHCE Act authorize $175 billion in funding to be distributed to hospitals and other healthcare providers through the PHSSEF. These funds are intended to reimburse eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers and suppliers, for healthcare-related expenses or lost revenues attributable to COVID-19. As long as the recipient has sufficient COVID-19 attributable expenses and lost revenues between January 1, 2020 and June 30, 2021 and complies with certain terms and conditions, PHSSEF payments are not required to be repaid. The terms and conditions including, among other things, complying with reporting requirements, limitations on balance billing and restrictions against using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. HHS initially allocated $50 billion of the provider relief funding for general distribution to Medicare providers impacted by COVID-19, to be distributed proportional to providers' share of 2018 net patient revenue. HHS is currently working to distribute $15 billion to eligible Medicaid, CHIP, dental and assisted living providers that have not received a payment from the general distribution allocation. Recently, HHS announced a new "Phase 3" $20 billion General Distribution for all previously eligible applicants, behavioral health providers and certain new providers that began operations in 2020. In addition to the general distributions, HHS allocated $4.9 billion in targeted distribution funding to skilled nursing facilities, with a fixed $50,000 distribution for each skilled nursing facility and variable distributions based on number of beds, and an additional $5 billion to be distributed to nursing homes that complete training focused on infection control and best practices. HHS made other targeted distributions for providers in areas particularly impacted by COVID-19, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for treatment of uninsured Americans, among others. A portion of the available funding is being distributed to reimburse health care providers that submit claims requests for COVID-19 related testing and treatment of uninsured patients at Medicare rates.
The CARES Act also made available or expanded other forms of financial assistance for healthcare providers, including through Medicare and Medicaid payments adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which makes available accelerated payments of Medicare funds in order to increase cash flow to providers. This program is no longer available and the Company elected not to participate in this program. In addition to financial assistance, the CARES Act includes provisions intended to increase access to medical supplies and equipment and ease legal and regulatory burdens on healthcare providers. Many of these measures, such as flexibilities related to the provision of telehealth services and waiver of the requirement for a three-day prior hospitalization for Medicare coverage of a skilled nursing facility stay, are effective only for the duration of the public health emergency. The CARES Act also includes numerous income tax provisions including changes to the Net Operating Loss rules and business interest expense deduction rules.
During the nine months ended September 30, 2020, we received $42.3 million in payments from the PHSSEF established under the CARES Act and the PPPHCE Act. We are eligible to apply; however, we do not know whether we will ultimately receive additional payment. We are closely tracking our use of the funds received under the CARES Act and the PPPHCE Act in order to demonstrate compliance with the terms and conditions, including applicable reporting requirements. Given uncertainty in HHS reporting requirements, we cannot predict with certainty whether we will have sufficient COVID-19 attributable expenses and lost revenues to retain all of the PPHSSEF funds that we have received. The Company is working to track and document that we appropriately use all CARES Act and PPHCE funds received, however the Company can offer no assurance that it will be in compliance with all requirements related to retaining or the forgiveness of the payments received under the CARES Act or the PPPHCE Act. If we fail to appropriately comply with all of the terms and conditions or do not have sufficient expenses and lost revenues (as defined by these programs), the Company may be required to repay some or all of these amounts, which could have a material adverse impact.
Due to the recent enactment of the CARES Act, the PPPHCE Act, and other enacted legislation, there is still a high degree of uncertainty surrounding their implementation, and the COVID-19 pandemic continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the public health emergency, and it is unclear whether or for how long the public health emergency declaration will be extended. The current declaration expires January 21, 2021. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will retain under the CARES Act, the PPPHCE Act, or will receive from future legislation, if any, and it is difficult to predict the impact of such legislation on our operations or how it will affect operations of our competitors. Moreover, we are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be covered by amounts or benefits received, and which we may in the future receive, under the CARES Act or PPPHCE Act. There can be no assurance that the terms and conditions of provider relief funding or other relief programs will not change in ways that affect our ability to comply with such terms and conditions in the future, the amount of total stimulus funding we will receive or our eligibility to participate in such stimulus funding. We continue to assess the potential impact of COVID-19 and government responses to the pandemic on our business, results of operations, financial condition and cash flows.
Litigation and/or investigations regarding COVID-19 could materially and adversely affect our financial condition, results of operations, compliance with financial covenants and liquidity.
A growing number of professional liability and employment related claims have been filed or are threatened to be filed against us and our subsidiaries related to COVID-19. The professional liability claims relate to the death of residents of nursing centers who contracted COVID-19. Such claims may be subject to liability protection provisions within various state executive orders or legislation and/or federal legislation. The applicability of such protection has not yet been adjudicated in any pending claim against us. The employment related claims have been filed by our employees or by the Equal Employment Opportunity Commission or state agencies, and these claims primarily relate to allegations of disability or Family and Medical Leave Act discrimination or the inadequacy of the personal protective equipment made available to the employees who work in our nursing centers.
A U.S. House of Representatives subcommittee, the Select Subcommittee on the Coronavirus Crisis, announced an investigation into the ongoing COVID-19 crisis in nursing homes, demanding information from both the federal government and companies in our industry. In addition, the Attorneys General of several states have initiated inquiries into the nursing facility industry’s and/or our response to the COVID-19 pandemic and they have requested information from us. We intend to cooperate fully with these investigations.
While we deny any wrongdoing and will vigorously defend our self in these matters, managing litigation and responding to governmental investigations is costly and may involve a significant diversion of management attention. Such proceedings are unpredictable and may develop over lengthy periods of time. An adverse resolution of any of these lawsuits or investigations may involve injunctive relief and/or substantial monetary penalties, either or both of which could have a material adverse effect on our reputation, business, results of operations and cash flows.
The high levels of infected COVID-19 patients and deaths at senior living communities and resulting negative publicity may have a long-term significant detrimental impact on the senior living industry, including us, even if our senior living communities do not experience similar levels of COVID-19 infections and deaths as others in the industry.

COVID-19 has proven to be particularly harmful to seniors and persons with other pre-existing health conditions. If the senior living industry continues to experience high levels of residents infected with COVID-19 and related deaths, and news accounts emphasize these experiences, seniors may delay or forgo moving into senior living communities or using other services provided by senior living operators. These trends could be realized across the senior living industry and not discriminate among owners and operators that have higher or lower levels of residents experiencing COVID-19 infections and related deaths. As a result, our senior living communities’ business and our results of operations may experience a long-term significant detrimental impact.

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

3.8	Amendment to Certificate of Incorporation dated June 9, 2016 (incorporated by reference to Exhibit 3.8 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

3.9	Bylaw Second Amendment adopted April 14, 2016.

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement No. 33-76150 on Form S-1 filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.1	Amended Mortgage Loan and Security Agreement dated October 14, 2020.

10.2	Amended Revolver and Security Agreement dated October 14, 2020.

10.3	Amended Affiliated Revolver and Security Agreement dated October 14, 2020.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversicare Healthcare Services, Inc.

November 5, 2020

	By:	/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
President and Chief Executive Officer, Principal Executive Officer
(duly authorized officer)

	By:	/s/ Kerry D. Massey
Kerry D. Massey
Executive Vice President and Chief Financial Officer
(principal financial officer)