Form 10-K
period 2020-12-31
Diversicare Healthcare Services, Inc.
filed 2021-03-11
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-K
________________________________
CHECK ONE:

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to             .

Commission file No.: 1-12996
________________________________
Diversicare Healthcare Services, Inc.
(exact name of registrant as specified in its charter)
 ________________________________

Delaware	62-1559667
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1621 Galleria Boulevard Brentwood, TN	37027
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (615) 771-7575

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each Exchange on which registered
Common Stock, $0.01 par value per share	OTCQX

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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☑
                                         Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

The aggregate market value of Common Stock held by non-affiliates on June 30, 2020 (based on the closing price of such shares on the Nasdaq Capital Market) was approximately $7,441,000. For purposes of the foregoing calculation only, all directors, named executive officers and persons known to the registrant to be holders of 5% or more of the registrant's Common Stock have been deemed affiliates of the registrant.

On March 1, 2021, 6,847,305 shares of the registrant's $0.01 par value Common Stock were outstanding.

Documents Incorporated by Reference

Registrant's definitive proxy materials for its 2021 annual meeting of shareholders are incorporated by reference into Part III, Items 10, 11, 12, 13 and 14 of this Form 10-K.

PART 1

ITEM 1. BUSINESS

Introductory Summary.
Diversicare Healthcare Services, Inc. provides post-acute care services to skilled nursing facilities, referred to as "skilled nursing centers," "nursing centers," or "centers," patients and residents in eight states, primarily in the Southeast, Midwest, and Southwest United States. Unless the context indicates otherwise, references herein to “Diversicare,” “the Company,” “we,” “us” and “our” include Diversicare Healthcare Services, Inc. and all of our consolidated subsidiaries. Diversicare Healthcare Services, Inc. was incorporated as a Delaware corporation in 1994.
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

Operating and Growth Strategy.
Our operating objective is to optimize market position in the delivery of health care and related services to the patients and residents in need of post-acute care in the communities in which we operate. Our strategic operations development plan focuses on (i) providing a broad range of high quality, cost-effective post-acute care services; (ii) improving skilled mix in our nursing centers via enhanced capabilities for rehabilitation and transitional care; (iii) building clinical competencies and programs consistent with marketplace needs; and (iv) clustering our operations on a regional basis. Interwoven into our objectives and operating strategy is our mission:
        • Improve Every Life We Touch
        • Provide Exceptional Healthcare
        • Exceed Expectations
• Increase Shareholder Value
Strategic operating initiatives. Our key strategic operating initiatives include improving skilled mix in our nursing centers by enhancing our staffing complement to address the increased medical complexity of certain patients, increasing clinical competencies, and adding clinical programs. Our investments in nursing and clinical care and nursing center-based sales representatives to cultivate referral and Managed Care relationships have positioned us to admit higher acuity patients.
To achieve our objectives, we:
Provide a broad range of quality cost-effective services. Our objective is to provide a variety of services to meet the needs of the increasing post-acute care population requiring skilled nursing and rehabilitation care. Our service offerings currently include skilled nursing, comprehensive rehabilitation services, programming for Memory Care units (described below) and other specialty programming. By addressing varying levels of acuity, we work to meet the needs of the population we serve. We seek to establish a reputation as the provider of choice in each of our markets. Furthermore, we believe we are able to deliver quality services cost-effectively, compared to other healthcare providers along the spectrum of care, thereby expanding the population base that can benefit from our services.
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
Nursing Centers and Services.
Diversicare provides a broad range of post-acute care services to patients and residents including skilled nursing, ancillary health care services, and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. As of December 31, 2020, our continuing operations consist of 61 nursing centers with 7,250 licensed skilled nursing beds. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted living beds. Our continuing operations include centers in Alabama, Indiana, Kansas, Mississippi, Missouri, Ohio, Tennessee, and Texas.

The following table summarizes certain information with respect to the nursing centers we own or lease as of December 31, 2020:

	Number of Centers	Licensed Nursing Beds (1)	Available Nursing Beds (1)
Operating Locations:
Alabama	20	2,385	2,318
Indiana	1	158	158
Kansas	6	464	464
Mississippi	9	1,039	1,004
Missouri	3	339	339
Ohio	4	403	393
Tennessee	5	617	551
Texas	13	1,845	1,662
	61	7,250	6,889
Classification:
Owned	15	1,365	1,250
Leased	46	5,885	5,639
Total	61	7,250	6,889
____________
(1)The number of Licensed Nursing Beds is based on the regulatory licenses for the nursing center. The Company reports its occupancy based on licensed nursing beds. The number of Available Nursing Beds represents Licensed Nursing Beds reduced by beds removed from service. Available Nursing Beds is subject to change based upon the needs of the centers, including configuration of patient rooms, common usage areas and offices, status of beds (private, semi-private, ward, etc.) and renovations. The number of Licensed and Available Nursing Beds does not include 397 Licensed Assisted Living/Residential Beds, all of which are also available. These beds are excluded from the bed counts as our operating statistics such as occupancy are calculated using Nursing Beds only.
Our nursing centers provide skilled nursing health care services, including nutrition services, recreational therapy, social services, housekeeping, and laundry services. Skilled nursing care is provided for post-acute patients and residents with comorbidities. This care includes assessment using evidence based tools, individualized care plan development based on identified areas of risk and care needs, and skilled interventions such as IV services. We also provide for the delivery of ancillary medical services at the nursing centers we operate. These specialty services include rehabilitation therapy services, such as audiology, speech, occupational, and physical therapies, which are provided through licensed therapists and registered nurses, and the provision of medical supplies, nutritional support, infusion therapies and related clinical services. The majority of these services are provided using our internal resources and clinicians.
Within the framework of a nursing center, we may provide other specialty care, including:
Transitional Care Unit. Many of our nursing centers have units designated as transitional care units, our designation for patients requiring transitional care following an acute stay in the hospital. These units specialize in short-term nursing and rehabilitation with the goal of returning the patient to their highest potential level of functionality. These units provide enhanced services with emphasis on upgraded amenities. The design and programming of the units generally appeal to the clinical and hospitality needs of individuals as they progress to the next appropriate level of care. Specialized therapeutic treatment regimens include orthopedic rehabilitation, neurological rehabilitation, and complex medical rehabilitation. While these patients generally have a shorter length of stay, the intensive level of nursing and rehabilitation required by these patients typically results in higher levels of reimbursement.
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
Enhanced Therapy Services. We have complemented our traditional therapy services with programs that provide electrotherapy, vital stimulation, ultrasound, and shortwave diathermy therapy treatments that promote pain management, wound healing, muscle strengthening, and/or contractures management, improving outcomes for our patients and residents receiving therapy treatments.

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
Organization. Our nursing centers are currently organized into seven regions, each of which is supervised by a regional vice president. The regional vice president is generally supported by specialists in several functions, including clinical, human resources, marketing, revenue cycle management and administration, all of whom are employed by us. The day-to-day operations of each of our nursing centers are led by an on-site, licensed administrator. The administrator of each nursing center is supported by other professional personnel, including a medical director, who assists in the medical management of the nursing center, and a director of nursing, who supervises a team of registered nurses, licensed practical nurses and nurse aides. Other personnel include those providing therapy, dietary, activities and social service, housekeeping, laundry, maintenance, and office services. The majority of personnel at our nursing centers, including the administrators, are our employees.
Marketing.
We believe that skilled nursing care is fundamentally a local business in which both patients and their referral sources are typically based in the immediate geographic area in which the nursing center is located. Our marketing plan and related support activities emphasize the role and contributions of the administrators, admissions coordinators, and clinical liaisons of each nursing center, all of whom are responsible for developing relationships with various referral sources such as doctors, hospitals, hospital case managers and discharge planners, and various healthcare and community organizations. Training, sales tools and job aids are provided for the sales and marketing teams for the product knowledge, market knowledge, and selling skills necessary to support their efforts in the field. As part of our business strategy, we have dedicated sales and marketing personnel who develop strong partnerships with physicians and hospital executives as well as Accountable Care Organizations ("ACO"), Bundled Payments for Care Improvement ("BPCI") providers, and Managed Care organizations. We believe these relationships will be mutually beneficial, providing the community with high quality healthcare while helping customers to navigate choices, manage transitions, and control costs.
At the local level, our sales and marketing efforts are designed to:
•Identify and develop strong healthcare partnerships
•Help facilitate smooth transitions between care settings
•Promote collaboration with ACOs, BPCIs providers, and other healthcare organizations
•Educate referral sources and community on our key differentiators and capabilities
•Position ourselves as a valuable resource and healthcare partner
•Enhance the customer experience
•Contribute to a strong community presence
•Promote higher occupancy levels
•Foster optimal payor mix
In addition to soliciting admissions from current and potential referral sources, we emphasize involvement in community and healthcare events and opportunities to promote a public awareness of our nursing centers and services. Activities include ongoing family councils and community based “family night” functions, providing the opportunity to educate the public on various topics such as Medicare benefits, powers of attorney, and other topics of interest. We also promote a positive customer experience, best practices, strong surveys, and a high star rating; we seek feedback through third-party resident and family surveys. We host tours and “open house” opportunities, where members of the local community are invited to visit the center to see any improvements or to better understand our environment and services. We look for ways to offer increased clinical capabilities and services to better meet the needs of the community and referral sources. In addition, we have regional oversight to support the overall marketing strategies in each local center, in order to promote higher occupancy levels and improved payor and case mixes at our nursing centers. We offer the resources and metrics for strong healthcare partnerships with our referral sources, including ACOs and other Managed Care partners. Our support center marketing personnel support regional and local marketing personnel and efforts.
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
Therapy Services
Effective November 1, 2020, the Company entered into agreements with a third party therapy company to outsource the therapy services that were previously provided by the Company through its wholly owned subsidiary Diversicare Therapy Services. The outsourced services include all physical, occupational, and speech therapy provided to patients of the Company’s facilities. The contracts are for a three-year term, absent termination for cause by either party. The third party provider has extensive expertise in providing therapy, and the Company believes that the therapy company's expertise in this area will benefit our patients and result in an overall operational cost savings for the Company.
Texas Quality Incentive Program
During 2019, the Company expanded its participation in the Texas Quality Incentive Program ("QIPP") as administered by the Texas Health and Human Services Commission. QIPP provides supplemental Medicaid payments for skilled nursing centers that achieve certain quality measures. Eleven of the Company’s Texas centers currently participate in the QIPP. To allow four of these centers to meet the QIPP participation requirements, the Company entered into a transaction with a Texas medical district already participating in the QIPP, providing for the transfer of the related provider licenses from the Company to the medical district. The Company’s operating subsidiary retained the management of the centers on behalf of the medical district. In response to the COVID-19 pandemic, the Texas Health and Human Services Commission waived some of the performance and reporting requirements for QIPP effective March 1, 2020 through the remainder of the state's 2021 fiscal year.
Disposals
On December 1, 2018, the Company completed the sale of the assets and transfer of the operations of Diversicare of Fulton, LLC, Diversicare of Clinton, LLC and Diversicare of Glasgow, LLC (the “Kentucky Properties”) to Fulton Nursing and Rehabilitation LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC, Westwood Nursing and Rehabilitation LLC, and Westwood Glasgow Propco for a purchase price of $18.7 million, On August 30, 2019, the Company terminated operations of ten centers in Kentucky and concurrently transferred operations to a new operator. These ten centers are collectively referred to as the "Kentucky Centers." The sale of the Kentucky Properties and the termination of operations at the Kentucky Centers are referred to collectively as the "Kentucky Exit." As a result of the Kentucky Exit, the Company no longer operates any skilled nursing centers in the State of Kentucky. The Kentucky Exit represented a strategic shift that had a major effect on the Company's operations and financial results. In accordance with Accounting Standards Codification ("ASC") 205-20, Presentation of Financial Statements- Discontinued Operations, the Company's discontinued operating results have been reclassified on the face of the income statement and the footnotes to reflect the discontinued status of these operations. Refer to Note 4, "Discontinued Operations" to the consolidated financial statements.
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
On December 1, 2020, the Company entered into an agreement with Omega to transfer operations of a facility located in Florida to another operator. The agreement effectively amended the Master Lease to remove the center, reduced the annual rent expense, and released the Company from any further obligations arising under the Master Lease with respect to the Florida facility. The remaining Lease terms remain unchanged with an initial term of twelve years and two optional 10-year extensions. The annual lease fixed escalator remains at 2.15%.
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
Limited supply of centers. As the nation's population of seniors continues to grow and life expectancy continues to expand, we believe that there will be continued demand for skilled nursing beds in the markets in which we operate. However, there continues to be limitations on opening new skilled nursing centers in most states, such as Certificate of Need (“CON”) laws. CON laws generally require a state agency to determine public need for any construction or expansion of healthcare facilities. We believe that CON requirements tend to restrict the supply and availability of licensed skilled nursing center beds. High construction costs, limitations on state and federal government reimbursement for the full costs of construction, and start-up expenses also act to restrict growth in the supply for such centers.
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
Revenue Sources.
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

The Company recognized $17.0 million of Medicaid and Hospice stimulus dollars for the year ended December 31, 2020 that are reflected as patient revenues from Medicaid and Private Pay and Other in the Company's results of operations as included in the amounts presented in the table below. Refer to Note 2, "COVID-19 Pandemic" to the consolidated financial statements included in this report for more information. The following table set forth net patient revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands): Refer to Note 5, "Revenue Recognition and Receivables" to the consolidated financial statements.

	Year Ended December 31,
	2020		2019
Medicaid	$217,147	45.6%	$222,560	46.9%
Medicare	94,375	19.8%	80,798	17.0%
Managed Care	49,708	10.4%	50,323	10.6%
Private Pay and Other	114,488	24.2%	121,339	25.5%
Total	$475,718	100.0%	$475,020	100.0%
The following table sets forth average daily skilled nursing census, or average number of patients per day, by payor source for our continuing operations for the periods presented:

	Year Ended December 31,
	2020		2019
Medicaid	3,451	66.9%	3,912	68.9%
Medicare	565	10.9%	529	9.3%
Managed Care	253	5.0%	264	4.6%
Private Pay and Other	892	17.2%	973	17.2%
Total	5,161	100.0%	5,678	100.0%
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
Medicare and Medicaid Reimbursement
A significant portion of our revenues are derived from government-sponsored health insurance programs, primarily Medicare and Medicaid. We employ third-party specialists in reimbursement and also use these services to monitor regulatory developments to comply with reporting requirements and to ensure that proper payments are made to our nursing centers.
Medicare
Medicare is a federally-funded and administered health insurance program for the aged and for certain chronically disabled individuals. Part A of the Medicare program covers certain services furnished by skilled nursing centers and other institutional providers and inpatient hospital services. Part B covers physician services, durable medical equipment, various outpatient services and certain ancillary services. Under the Managed Medicare program, also known as Medicare Part C or Medicare Advantage, the federal government contracts with private health insurers to provide members with Medicare benefits. The plans may choose to offer supplemental benefits and impose higher premiums and cost-sharing obligations. An executive order issued in October 2019 seeks to accelerate the shift away from traditional fee-for-service Medicare to Managed Medicare plans. It is unclear whether the Biden administration will continue these efforts.
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
In a final rule issued in July 2019, CMS set forth Medicare payment rates for skilled nursing facilities (“SNFs”) for federal fiscal year 2020, estimating a 2.4% increase in overall payments. This is based on a SNF market basket percentage increase of 2.8% with a negative 0.4 percentage point productivity adjustment. Effective October 1, 2019, CMS replaced the Resource

Utilization Group (“RUG-IV”) case-mix classification system with the Patient-Driven Payment Model (“PDPM”). The PDPM classifies residents in Medicare Part A-covered stays into payment groups based on clinically relevant factors using diagnosis codes, rather than by the volume of services. CMS has stated that it does not intend for the new model to change the aggregate amount of Medicare payments to SNFs. Rather, it intends the new model to more accurately reflect resource utilization.
On July 31, 2020, CMS issued a final rule outlining Medicare payment rates for skilled nursing facilities for federal fiscal year 2021. Effective October 1, 2020, payments to SNFs are estimated to increase by 2.2% based on a market basket percentage update of 2.2%, adjusted by a 0.0 percentage point multifactor productivity adjustment.
The payment rates described above are reduced pursuant to ongoing sequestration. The Budget Control Act of 2011 (“BCA”) requires automatic spending reductions to reduce the federal deficit, including Medicare spending reductions of up to 2% per fiscal year, with a uniform percentage reduction across all Medicare programs. CMS began imposing a 2% reduction on Medicare claims in April 2013. The Coronavirus Aid, Relief and Economic Security Act ("CARES Act") and related legislation suspends the Medicare sequestration payment adjustment from May 1, 2020 through March 31, 2021 (but extend sequestration through 2030).
CMS has implemented policies intended to shift Medicare to value-based payment methodologies, tying reimbursement to quality of care rather than quantity. For example, under the Quality Reporting Program ("QRP"), SNFs are required to report quality data to CMS or be subject to a 2% reduction to the annual market basket update. In response to the COVID-19 pandemic, CMS granted an exception to all SNFs, relieving them from data reporting requirements from October 1, 2019 to June 30, 2020. In federal fiscal year 2019, the Skilled Nursing Facility Value-Based Purchasing (“SNF VBP”) Program began making incentive payments available to skilled nursing centers based on their past performance on a specified quality measure related to hospital readmissions. CMS funds the SNF VPB Program incentive payment pool by withholding 2% of SNF payments and then redistributing some of the withheld payments. Data collected from each performance period affects Medicare payments two years later. CMS announced it would exclude certain measures from SNF VBP performance calculations from January 1, 2020 to June 30, 2020 due to the COVID-19 pandemic. CMS also finalized the SNF VBP's Extraordinary Circumstances Exception Policy, which may relieve facilities from program requirements due to natural disasters or other circumstances beyond the facility's control that may affect the facility's ability to provide quality care. Facilities must apply for the exception and demonstrate that an extraordinary circumstance affected the care provided to their patients. If CMS approves a facility's request, it will exclude the calendar months affected by the extraordinary circumstances from the facility's performance calculations.
CMS publishes rankings based on performance scores on the Care Compare website. Care Compare is a streamlined redesign of eight existing CMS healthcare compare tools, including Nursing Home Compare, which is intended to assist the public in finding and comparing skilled care or other providers. The Care Compare website also publishes for each nursing home a rating between 1 and 5 stars as part of CMS’s Five-Star Quality Rating System. An overall star rating is determined based on three components (information from the last three years of health inspections, staffing information, and quality measures), each of which also has its own five-star rating. The ratings are based, in part, on the quality data nursing centers are required to report. For example, nursing centers must report the rate of short-stay residents who are successfully discharged into the community and the percentage who had an outpatient emergency department visit. As a result of the COVID-19 pandemic, CMS issued temporary waivers and flexibilities that impact the information posted on the Care Compare website and used in the Five-Star Quality Rating System. For example, CMS temporarily waived the requirement to submit staffing data and issued guidance prioritizing or suspending certain nursing home surveys. Some of these measures have been lifted, while some are subject to phased re-opening criteria. However, due to these changes and their impact on data, CMS adjusted some ratings (e.g., by holding specific quality measures constant) and did not report on certain data to the Quality Rating System, but resumed updating the quality measure data on the Care Compare website and Five-Star Quality Rating System on January 27, 2021. In addition to the standard Nursing Home Compare data, CMS is reporting COVID-19 data submitted by nursing homes to the Centers for Disease Control and Prevention's ("CDC") National Healthcare Safety Network and linking to this information from the Care Compare website. The information reported includes the number of confirmed and suspected cases of COVID-19 in each facility, resident deaths related to COVID-19, availability of personal protective equipment and COVID-19 testing, and potential staffing shortages.
We remain diligent in continuing to provide outstanding patient care to achieve high rankings for our centers as well as assuring that our rankings are correct and appropriately reflect our quality results. Our focus has been and continues to be on the delivery of quality care to our patients and residents.
Therapy Services. Reimbursement for physical therapy, occupational therapy, and speech-language pathology services covered under Medicare Part B is determined according to the Medicare Physician Fee Schedule (“MPFS”), which is updated annually. For 2021, CMS updated the conversion factor based on a budget neutrality adjustment of negative 10.20%. However, the Consolidated Appropriations Act, 2021 ("CAA") provides for a 3.75% payment increase under the MPFS, which will partially offset this reduction. If a beneficiary receives multiple therapy treatments in one day, Medicare Part B pays the full rate for the therapy unit of service that has the highest Practice Expense (“PE”) component. A multiple procedure payment reduction is applied to the second and subsequent therapy units, reducing reimbursement to 50% of the applicable PE component. Targeted medical reviews are performed when expenses for a beneficiary exceed a threshold of $3,000 for physical and speech therapy services combined or $3,000 for occupational therapy services alone. Deductible and coinsurance amounts paid by the beneficiary for therapy services count toward the amount applied to the limit. Claims above the threshold may be subject to post-payment review of medical necessity documentation by Supplemental Medical Review Contractors.
CMS has implemented value-based programs that affect Medicare payments for physician and other clinician services. Under the Quality Payment Program (“QPP”), a payment methodology intended to reward high-quality patient care, physicians and certain other clinicians, including therapists, are required to participate in one of two QPP tracks. Under both tracks, performance data collected in each performance year affects Medicare payments two years later. The Advanced Alternative Payment Model (“Advanced APM”) track makes incentive payments available for participation in specific innovative payment models approved by CMS. A provider with sufficient participation in an Advanced APM is exempt from the reporting requirements and payment adjustments imposed under the second track, the Merit-Based Incentive Payment System (“MIPS”). Providers electing to participate in MIPS receive either payment incentives or are subject to payment reductions based on their performance with respect to clinical quality, resource use, clinical improvement activities, and meaningful use of electronic health records. For performance data collected in 2021, CMS will continue to offer the Extreme and Uncontrollable Circumstances Policy. This policy is an exception providers must apply for, which allows reweighting for any or all MIPS performance categories for providers impacted by the COVID-19 pandemic. MIPS consolidates components of previously established incentive programs, including the Value-Based Payment Modifier program and the Physician Quality Reporting System.
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
The Affordable Care Act requires states to expand Medicaid coverage by adjusting eligibility requirements such as income thresholds. However, certain members of Congress continue to attempt to repeal or significantly modify the Affordable Care Act, which may result in changes to Medicaid. Further, states may opt out of the Medicaid expansion. Some states use or have applied to use waivers granted by CMS to implement expansion, impose different eligibility or enrollment restrictions, or otherwise implement programs that vary from federal standards. CMS administrators have indicated that they intend to increase state flexibility in the administration of Medicaid programs. However, President Biden has issued an executive order directing agencies to re-examine measures that reduce coverage or undermine Medicaid programs, including work requirements.
Medicaid reimbursement is often less than a skilled nursing center’s cost of caring for patients. Some states make supplemental payments to Medicaid providers beyond the base payment for specific claims. Upper payment level (“UPL”) supplemental payments are intended to address the difference between Medicaid fee-for-service payments and Medicare reimbursement rates. The CAA requires the Department of Health and Human Services ("HHS") to develop a system for states to report supplemental payments data by October 2021 and publish such data on CMS's website. CMS is also considering making additional changes affecting supplemental payments. The Company receives supplemental payments, including through Indiana's UPL program, which provides supplemental Medicaid payments for skilled nursing centers that are licensed to non-state government entities such as county hospital districts. One skilled nursing center previously operated by the Company entered into a transaction with one such hospital district participating in the UPL program, providing for the transfer of the license from the Company to the hospital district. The Company’s operating subsidiary retained the management of the center on behalf of the hospital district. The agreement between the hospital district and the Company is terminable by either party.
We receive the majority of our annual Medicaid rate increases during the third quarter of each year. The rate changes received in 2020 and 2019, along with increased Medicaid acuity in our acuity based states, were the primary contributor to our 1.7% increase in average rate per day for Medicaid patients in 2020 compared to 2019. Based on the rate changes received during the third quarter of 2020, we expect a favorable impact to our rate per day for Medicaid patients as we move into 2021 due to modest rate increases in many of the states in which we operate.
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
Legislation and administrative actions at the federal and state levels may significantly alter the funding for, or structure of, Medicaid programs. CMS administrators have also signaled interest in changing Medicaid payment models, including through increased use of value-based care models. We are unable to predict what, if any, reform proposals or reimbursement limitations will be implemented in the future, or the effect such changes would have on our operations. For the year ended December 31, 2020, we derived 19.8% and 45.6% of our total patient revenues related to continuing operations from the Medicare and Medicaid programs, respectively.  Any health care reforms that significantly limit rates of reimbursement under these programs could, therefore, have a material adverse effect on our financial position and profitability.
Employees.
As of March 1, 2021, we employed approximately 4,800 employees, referred to as "team members," in connection with our continuing operations, approximately 2,700 of which are considered full-time team members. Approximately 600 of our team members are represented by a labor union. We believe that we staff appropriately, focusing primarily on the acuity level and day-to-day needs of our patients and residents. In most states where we operate, our skilled nursing facilities are subject to state mandated minimum staffing ratios, so our ability to reduce costs by decreasing staffing, notwithstanding decreases in acuity or need, is limited and subject to government audits and penalties in some states. We seek to manage our labor costs by improving team member retention, improving operating efficiencies, maintaining competitive benefits and reducing reliance on overtime compensation and temporary nursing agency services. We believe that our ability to attract and retain qualified professional team members stems from our ability to offer attractive benefit packages, a high level of employee training, and a culture that provides incentives for a quality work environment.
Although we believe we are able to employ sufficient clinical personnel to provide our services, a shortage of health care professional personnel in any of the geographic areas in which we operate could affect our ability to recruit and retain qualified team members and could increase our operating costs. Such shortages may be exacerbated by the COVID-19 pandemic. We compete with other health care providers for both professional and non-professional team members and with non-health care providers for non-professional team members. This competition continues to contribute to a consistent increase in the salaries that we have to pay to hire and retain these team members. As is common in the health care industry, we expect the salary and wage increases for our skilled healthcare providers will continue to be higher than average salary and wage increases nationally.
Supplies and Equipment.
We purchase drugs, solutions and other materials and lease certain equipment required in connection with our business from many suppliers. We may experience supply chain disruptions, including delays and price increases in equipment, pharmaceuticals, and medical supplies. We have incurred additional expenditures preparing our centers for potential outbreaks of COVID-19 and providing care to our residents during required or recommended periods of isolation as a result of increased demand and supply chain constraints. National purchasing contracts are in place for all major supplies, such as food, linens and medical supplies. These contracts assist in maintaining quality, consistency and efficient pricing. Based on contract pricing for food and other supplies, we expect cost increases in 2021 to be relatively the same as we experienced in 2020.
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
Licensure and Certification.
All our nursing centers must be licensed by the state in which they are located in order to accept patients, regardless of payor source. In most states, nursing centers are subject to CON laws, which require us to obtain government approval for the construction of new nursing centers or the addition of new licensed beds to existing centers. Our nursing centers must comply with detailed statutory and regulatory requirements on an ongoing basis in order to qualify for licensure, as well as for certification as a provider eligible to receive payments from the Medicare and Medicaid programs. Generally, the requirements for licensure and Medicare/Medicaid certification are similar and relate to quality and adequacy of personnel, quality and necessity of medical care, record keeping, dietary services, patient rights, the physical condition of the nursing center, and the adequacy of equipment used in the nursing center. In response to COVID-19, CMS has issued additional requirements for long-term care facilities, including requirements to test facility staff and residents for COVID-19 and report COVID-19 data to the CDC. Failure to comply with applicable laws and regulations could result in exclusion from the Medicare and Medicaid programs, which could have an adverse impact on our business, financial condition, or results of operations.
In 2016, CMS published a comprehensive update to the health and safety standards applicable to long-term care facilities participating in the Medicare or Medicaid programs. These revisions are aimed at improving quality of life, care, and services in long-term care facilities, optimizing resident safety, and reflecting current professional standards. For example, CMS added requirements related to infection prevention and control, compliance and ethics programs, staff training, and QAPI. We believe we have achieved substantial compliance with these requirements. In April 2019, CMS announced a comprehensive overview of regulations, guidelines, and processes related to safety and quality in nursing homes, including plans to enhance enforcement efforts and increase transparency through the Nursing Home Compare website, which transitioned to the new Care Compare website in September 2020. It is unclear how related initiatives will affect our operations.
Each of our centers is subject to periodic inspections, known as “surveys” by health care regulators, to determine compliance with all applicable licensure and certification standards. Such requirements are both subjective and subject to change. If a survey concludes that there are deficiencies in compliance, the center will be subject to various sanctions, including but not limited to monetary fines and penalties, suspension of new admissions, non-payment for new admissions and loss of licensure or certification. Generally, however, once a center receives written notice of any compliance deficiencies, it may submit a written plan of correction and is given a reasonable opportunity to correct the deficiencies. In March 2020, certain nursing home surveys were suspended due to the COVID-19 pandemic. CMS issued guidance instructing state survey agencies to resume survey activities as soon as they have resources to do so. There can be no assurance that we will be able to maintain such licenses and certifications for our centers in the future or that we will not be required to expend significant sums in order to comply with regulatory requirements.
Health care and health insurance reform.
In recent years, the U.S. Congress and some state legislatures have considered and enacted significant legislation concerning health care and health insurance. The most prominent of these efforts, the Affordable Care Act, affects how health care services are covered, delivered and reimbursed. The Affordable Care Act expands coverage through a combination of public program expansion and private sector reforms, provides for reduced growth in Medicare program spending, and promotes initiatives that tie reimbursement to quality and care coordination. Some of the provisions, such as the requirement that large employers provide health insurance benefits to full-time employees, have increased our operating expenses. The Affordable Care Act expands the role of home-based and community services, which may place downward pressure on our sustaining population of Medicaid patients. Reforms that we believe have had, or may have in the future, a material impact on the long-term care industry and on our business include, among others, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. However, significant regulatory and statutory changes have been made to the statute, and there is considerable uncertainty regarding the future of the Affordable Care Act. For example, final rules issued in 2018 expand the availability of association health plans and allow the sale of short-term, limited-duration health plans, neither of which are required to cover all of the essential health benefits mandated by the Affordable Care Act. Certain members of Congress have stated their desire to repeal or make additional significant changes to the Affordable Care Act, its implementation or interpretation. Effective January 1, 2019, Congress eliminated the financial penalty associated with the individual mandate. As a result of this change, a federal judge in Texas ruled in December 2018 that the individual mandate was unconstitutional and determined that the rest of the Affordable Care Act was, therefore, invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. On November 10, 2020, the Supreme Court heard oral arguments regarding this case, and the law remains in place pending the appeals process. The impact of the 2020 federal election on health reform is not yet known, although President Biden has indicated through executive orders that his administration intends to protect and strengthen the Affordable Care Act and Medicaid programs.
Skilled nursing centers are required to bill Medicare on a consolidated basis for certain items and services that they furnish to patients, regardless of the cost to deliver these services. This consolidated billing requirement essentially makes the skilled nursing center responsible for billing Medicare for all care services delivered to the patient during the length of stay. CMS has instituted a number of test programs designed to extend the reimbursement and financial responsibilities under consolidated billing beyond the traditional discharge date to include a broader set of bundled services. Such examples may include, but are not exclusive to, home health, durable medical equipment, home and community based services, and the cost of re-hospitalizations during a specified bundled period. Currently, these test programs for bundled reimbursement are confined to a small set of clinical conditions, but CMS has indicated that it is developing additional bundled payment models. This bundled form of reimbursement could be extended to a broader range of diagnosis related conditions in the future. The potential impact on skilled nursing center utilization and reimbursement is currently unknown. The process for defining bundled services has not been fully determined by CMS and, therefore, is subject to change during the rule making process. CMS has indicated that it is working toward a unified payment system for post-acute care services, including those provided by skilled nursing centers.
Health Insurance Portability and Accountability Act of 1996, and other Privacy and Security Requirements and Data Exchange Requirements.
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
Health care providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. For example, beginning April 5, 2021, health care providers and certain other entities will be subject to information blocking restrictions pursuant to the 21st Century Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by HHS as a reasonable and necessary activity. Violations may result in penalties or other disincentives.
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
Self-Referral and Anti-Kickback Requirements.
The health care industry is subject to state and federal laws that regulate the relationships of providers of health care services, physicians and other clinicians. These restrictions include self-referral laws that impose restrictions on physician referrals to any entity with which they have a financial relationship, which is a broadly defined term. We believe our relationships with physicians comply with the self-referral laws. Failure to comply with self-referral laws could subject us to a range of sanctions, including civil monetary penalties and possible exclusion from government reimbursement programs. There are also federal and state laws making it illegal to offer anyone anything of value in return for referral of patients. These laws, generally known as “anti-kickback” laws, are broad and subject to interpretations that are highly fact dependent. Given the lack of clarity of these laws, there can be no absolute assurance that any health care provider, including us, will not be found in violation of the anti-kickback laws in any given factual situation. Strict sanctions, including fines and penalties, exclusion from the Medicare and Medicaid programs and criminal penalties, may be imposed for violation of the anti-kickback laws. From time to time, the government issues regulations and guidance that interpret these laws, including final rules issued in November 2020, that are intended to modernize and clarify the federal self-referral and anti-kickback statutes.
False Claims Act and Billing Compliance.
There are a number of laws and regulations that govern the submission of claims for reimbursement from Medicare or Medicaid that, if not followed, can result in payment denials, significant fines, or criminal liability. Among the more serious of these laws, is the federal False Claims Act (“FCA”), pursuant to which actions may be brought against a provider by the federal government or by a private party on behalf of the federal government, known as a “qui tam relators” or “relators,” for the submission of false claims for reimbursement by Medicare or Medicaid. These actions can lead to significant civil monetary penalties, significant criminal fines and imprisonment, and/or exclusion from participation in state and federally-funded healthcare programs. Relators are entitled to share in any amounts recovered by the government under the FCA. Both direct enforcement activity by the government and qui tam relator actions have increased significantly in recent years.
The basis of an FCA violation can include issues such as coding errors, billing for services not provided, billing for unnecessary services, or submitting false cost reports. Liability also arises for the known failure to report and refund an overpayment received from the government within 60 days of identifying such overpayment. An overpayment is deemed to be identified when a person has, or should have through reasonable diligence, determined that an overpayment was received and quantified the overpayment. Some courts have held that providers who allegedly have violated other statutes, such as self-referral or kickback laws, have thereby submitted false claims under the FCA. Allegations of poor quality of care can also lead to FCA actions under a theory of worthless services, which contends that care provided was so deficient that it was tantamount to no service at all.
A violation of the FCA also occurs when a provider’s request for payment falsely certifies compliance with the applicable statutes (including self-referral or kickback laws), regulations or contract provisions that are preconditions to payment. The recognition of this theory has increased the risk that a healthcare company will have to defend an FCA action, pay fines and treble damages or settlement amounts or be excluded from federal and state healthcare programs as a result of an investigation arising out of the FCA.
Secondary Coverage Reporting Obligations.
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
Each year, we record adjustments to our accrual for self-insured risks associated with professional liability claims. While these adjustments to the accrual result in changes to reported expenses and income, they are not directly related to changes in cash because the accrual is not funded. These self-insurance reserves are assessed on a quarterly basis, with changes in estimated losses being recorded in the consolidated statements of operations in the period identified. Any increase in the accrual decreases income in the period, and any reduction in the accrual increases income during the period. Our actual professional liabilities may vary significantly from the accrual due to an increase in the number of claims asserted or claim costs in excess of estimates, and the amount of the accrual has and may continue to fluctuate by a material amount in any given quarter. For the years ended December 31, 2020 and 2019, we recorded professional liability expense from continuing operations of $8.3 million and $7.0 million, respectively.
We face numerous risks related to the recent outbreak of COVID-19, which have had and could continue to have a material adverse effect on our business, financial condition, liquidity, results of operations and prospects and other pandemics, epidemics, or outbreaks of a contagious illness may have a similar impact on us.
The COVID-19 pandemic, declared as a national public health emergency by the Secretary of the HHS and renewed as recently as January 2021, has disrupted many aspects of the economy and our industry and it is unclear what the ultimate impact on our business will be. Federal, state and local governments and health departments have taken a number of unprecedented actions as precautionary measures to avoid the spread of COVID-19 and may take additional steps. Governments have implemented social distancing measures which have caused, and may continue to cause patients to postpone or refuse necessary care in an attempt to avoid possible exposure to COVID-19. Restrictions or limitations on admissions to our centers may have a negative impact on us. Although social contact restrictions have eased across the U.S., some restrictions remain in place, and some states are re-imposing or may re-impose these and other restrictions due to increasing rates of COVID-19 cases. Measures we are taking to limit the spread of the virus include implementing screening protocols for staff, residents, and visitors. CMS requires nursing homes in states with positive testing rates above a certain threshold to test all staff on a weekly basis.
Although we have implemented considerable safety measures, caring for COVID-19 patients has associated risks. In addition, we have experienced reduced occupancy in our centers, in part due to perceived risks by patients and family members of residential care and their perception of restrictions such as limited visitation policies, a reduction in patients released to nursing homes from hospitals and other healthcare facilities, and a general reluctance to seek medical care or interface with the healthcare system during the pandemic or for an undetermined period of time. Occupancy may also be affected by the data each nursing home is required to report, including the number of confirmed and suspected cases of COVID-19 and resident deaths related to COVID-19, which is made publicly available through the CDC National Healthcare Safety Network.
We have incurred, and may continue to incur, increased expenses arising from the COVID-19 pandemic. Residents in our centers that have tested positive for COVID-19 have caused an increase in the costs of caring for the residents in that center and may also cause a reduced occupancy at those centers. We have also incurred additional expenditures preparing our centers for potential outbreaks and providing care to our residents during required or recommended periods of isolation. In addition, we have experienced and may continue to experience supply chain disruptions, including delays and price increases in equipment, pharmaceuticals, and medical supplies. Staffing, equipment, and pharmaceutical and medical supplies and vaccine shortages may impact our ability to admit and treat patients. The COVID-19 outbreak has caused our centers and our management to spend considerable time planning- for and responding to the impacts of COVID-19, which diverts their attention from other business concerns.
Recently, two COVID-19 vaccines were approved for general use. While the supply of COVID-19 vaccine in the United States may be limited and subject to the direction of each state’s department of health, many states have generally prioritized residents of long-term care facilities, health care providers, and the elderly. We have worked hard to offer vaccines to our staff and residents; however, distribution of the vaccine has taken longer than expected due to logistics and scheduling issues. Availability is expected to remain scarce for the next several months, even as newer, more contagious variants of COVID-19 circulate worldwide. In addition, in our centers where we have offered the vaccine to staff and residents, the percentage of healthcare providers who have elected not to receive the vaccine has been significant. There can be no assurance that our staff and residents will choose to receive a COVID-19 vaccine or that the vaccines will prove to have long term efficacy as currently understood by the scientific community.
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
•significantly reduced occupancy as a result of local government restrictions, including shelter-in-place mandates, sweeping restrictions on travel, and substantial changes to selected protocol within the healthcare system across the United States, including cancelled or rescheduled elective procedures at referring hospitals in our markets and the resulting impact to the volume of new admissions to our centers;
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
•the rollout and availability of effective COVID-19 medical treatments and vaccines;
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
Effective August 30, 2019, we terminated our operations in Kentucky. Even though we no longer have on-going operations in Kentucky, the Company is required to continue to defend, and make cash payments related to, professional liability claims asserted against our previously operated nursing centers for events occurring prior to August 30, 2019. The Company has approximately 35 pending law suits related to its operations in Kentucky as of

December 31, 2020. We also have one remaining action related to our former operations in Arkansas. Our professional liability insurance coverage for these claims is likely to be substantially less than the amount required to satisfy these claims, and the cash expenditures associated with these claims could have a material adverse effect on our on-going business, results of operations and financial condition. See “Item 3. Legal Proceedings” for further descriptions of pending claims and see “Item 7. Management's Discussion and Analysis of Financial Condition - Accounting Policies and Judgments - Professional Liability and Other Self-Insurance Reserves” for discussion of our reserve for self-insured claims and of our ability to meet our anticipated cash needs.
Our outstanding indebtedness is subject to various financial covenants and floating rates of interest which could be subject to fluctuations based on changing interest rates.
We have long-term indebtedness of $61.1 million at December 31, 2020. Certain of our debt agreements contain various financial covenants, the most restrictive of which relate to minimum cash deposits, cash flow and fixed charge coverage ratios. Our failure to comply with those covenants could result in an event of default, which, if not cured or waived, could result in the acceleration of some or all of our debts. Such non-compliance could result in a material adverse impact to our financial position, results of operations and cash flows. We are in compliance with all such covenants for the period ending December 31, 2020. See “Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” for additional discussion of our covenants.
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
As of December 31, 2020, we are engaged in 79 professional liability lawsuits, including 36 of which related to centers we no longer operate. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
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

A substantial majority of our centers are leased from third parties including 23 centers leased from Omega and 20 centers leased from Golden Living. The loss or deterioration of our relationship with either of these landlords may adversely affect our business. The terms of such leases generally require us to operate such centers as skilled nursing centers, and generally do not allow us to assign the lease to a third party without the applicable landlord’s consent. Therefore, our ability to divest such leased properties is limited, and we may be forced to continue operating such centers as skilled nursing centers even if doing so becomes unprofitable.
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
Substantially all of our nursing center revenues are directly or indirectly dependent upon reimbursement from third-party payors, including the Medicare and Medicaid programs and private insurers. For the year ended December 31, 2020, our patient revenues from continuing operations derived from Medicaid, Medicare, Managed Care and private pay (including private insurers) sources were approximately 45.6%, 19.8%, 10.4%, and 24.2%, respectively. Changes in the mix of our patients among Medicare, Medicaid, Managed Care and private pay categories and among different types of private pay sources may affect our net revenues and profitability. For example, we may be adversely affected by increasing enrollment in Managed Medicare and Managed Medicaid programs. Our net revenues and profitability are also affected by the continuing efforts of all payors to contain or reduce the costs of health care. Efforts to impose reduced payments, greater discounts and more stringent cost controls by government and other payors are expected to continue.
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
In addition, there may be changes to Medicaid reimbursement rates and methodologies, supplemental payment programs, or provider assessment programs. For example, the CAA requires HHS to develop a system for states to report supplemental payments data by October 2021 and publish such data on CMS's website. Further, a number of state governments, including several of the states in which we operate, face projected budget shortfalls and/or deficit spending situations. Because Medicaid is typically a substantial part of a state’s budget, many states are considering or have implemented strategies to reduce Medicaid spending or decrease spending growth. Some states are exploring or implementing alternatives to traditional long-term care, including community and home-based nursing services.

Any changes in reimbursement levels or in the timing of payments under Medicare, Medicaid, or private pay programs and any changes in applicable government regulations could have a material adverse effect on our net revenues, net income (loss) and cash flows. We are limited in our ability to reduce the direct costs of providing care. We are unable to predict the nature and success of future financial or delivery system reforms or the effect such changes will have on our operations. No assurance can be given that such reforms will not have a material adverse effect on us. See “Item 1. Business - Government Regulation and Reimbursement.”
If we have problems with our information systems that affect payment or if other issues arise with Medicare, Medicaid, or other payors that affect the amount or timeliness of reimbursements, we may encounter delays in our payment cycle. Any significant payment timing delay could cause us to experience working capital shortages. Working capital management, including prompt and diligent billing and collection, is an important factor in our consolidated results of operations and liquidity. Our working capital management procedures may not successfully mitigate the effects of any delays in our receipt of payments or reimbursements. Accordingly, such delays could have an adverse effect on our liquidity and financial condition.
We operate in an industry that is highly competitive.
The long-term care industry generally, and the nursing home business particularly, is highly competitive. We face direct competition for the acquisition of centers, and our centers face competition for patients. Our ability to compete is based on several factors including, but not limited to, building age and appearance, reputation, relationships with referral sources, availability of patients, survey history and CMS rankings. Some of our present and potential competitors are significantly larger and have or may obtain greater financial and marketing resources than we can. In addition, some competitors are implementing vertical alignment strategies. For example, some hospitals provide long-term care services and some providers are aligned or are pursuing alignment strategies with payors. Certain of our competitors are operated by not-for-profit, non-taxpaying or governmental agencies that can finance capital expenditures on a tax exempt basis and receive funds and charitable contributions unavailable to us. In addition, we may encounter substantial competition from new market entrants. The prevalence and severity of COVID-19 outbreaks in long-term care facilities may also affect our ability to attract patients or compete for business if our facilities experience an outbreak or are perceived to be affected by COVID-19. Consequently, there can be no assurance that we will not encounter increased competition in the future, which could limit our ability to attract patients or expand our business, and could materially and adversely affect our business or decrease our market share.
We may have difficulty attracting and retaining qualified nurses, therapists, healthcare professionals, and other key personnel, which, along with a growing number of minimum wage and compensation related regulations, may increase our costs related to these employees.
Our team members are essential to our business. We rely on our ability to attract and retain qualified nurses, therapists, and other healthcare professionals. The market for these key personnel is highly competitive, and we could experience significant increases in our operating costs due to shortages in their availability, which could be exacerbated by the COVID-19 pandemic. Like other healthcare providers, we have at times experienced difficulties in attracting and retaining qualified personnel. We may continue to experience increases in our labor costs, primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel, and such increases may adversely affect our profitability. Furthermore, while we attempt to manage overall labor costs in the most efficient way, our efforts to manage them through wage freezes and similar means may have limited effectiveness and may lead to increased turnover and other challenges.
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
Our cost of labor may be influenced by unanticipated factors in certain markets or, with respect to collective bargaining agreements that we are a party to, we may experience above-market increases. A substantial number of our team members are hourly team members whose wage rates are affected by increases in the federal or state minimum wage rate. As collective bargaining agreements are renegotiated or minimum wage rates increase we may need to increase the wages paid to team members. This may be applicable to not only minimum wage team members but also to team members at wage rates which are currently above the minimum wage. The new Presidential administration has recently proposed an increase in the federal minimum wage over a four year phase-in period starting at $9.50 an hour and increasing annually over the next 4 years to $15 an hour. While we do not know what, if any, increase in the minimum wage may be adopted, we estimate that a phased-in minimum wage of $9.50 to $15 an hour would likely increase our labor cost materially.

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
The sources and amount of our revenues are determined by a number of factors, including the occupancy rates of our facilities, the length of stay, the payor mix of residents and patients, rates of reimbursement, and patient acuity. These factors may be impacted by continued efforts to shift patients from institutional care settings to home and community-based services. Changes in patient acuity as well as payor mix among private pay, Medicare, and Medicaid may significantly affect our profitability. In particular, any significant decrease in our population of high-acuity patients or any significant increase in our Medicaid population could have a material adverse effect on our business, financial position, results of operations, and liquidity, especially if state Medicaid programs continue to limit, or more aggressively seek limits on, reimbursement rates or service levels.
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

We have in the past and plan to in the future make investments in additional centers, whether by opening new centers or acquiring existing centers. Such acquisitions may involve significant cash expenditures, debt incurrence, operating losses and additional expenses that could have a material adverse effect on our financial position, results of operations and liquidity. Acquisitions involve numerous risks, including:
•difficulties integrating acquired operations, personnel and accounting and information systems, or in realizing projected efficiencies and cost savings;
•diversion of management's attention from other business concerns;
•potential loss of key team members or customers of acquired companies;
•entry into markets in which we may have limited or no experience;
•increased indebtedness and reduced ability to access additional capital when needed;
•assumption of unknown liabilities or regulatory issues of acquired companies, including failure to comply with healthcare regulations or to establish internal financial controls; and
•straining of our resources, including internal controls relating to information and accounting systems, regulatory compliance, logistics and others.
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
Our affiliated facilities located in Alabama, Mississippi, and Texas account for the majority of our total revenue. As a result of this concentration, the conditions of local economies, changes in governmental rules, regulations and reimbursement rates or criteria, changes in demographics, state funding, acts of nature and other factors that may result in a decrease in demand and/or reimbursement for skilled nursing services in these states could have a disproportionately adverse effect on our revenue, costs and results of operations. Areas where we operate have been and may in the future be "hot spots" of the COVID-19 pandemic or a similar pandemic, epidemic or outbreak of disease, which could also adversely affect our revenue, costs and results of operations.
Disasters and similar events may seriously harm our business.
Natural and man-made disasters, including terrorist attacks and acts of nature such as hurricanes, tornados, earthquakes and wildfires, may cause damage or disruption to us, our employees and our centers, which could have an adverse impact on our patients and our business. Our affiliated facilities in Kansas, Missouri, Mississippi, Alabama and Texas may be more susceptible to damage caused by natural disasters including hurricanes, tornadoes and flooding. In order to provide care for our patients, we are dependent on consistent and reliable delivery of food, pharmaceuticals, utilities and other goods to our centers, and the availability of employees to provide services at our centers. If the delivery of goods or the ability of employees to reach our centers were interrupted in any material respect due to a natural disaster, pandemic or other reasons, it would have a significant impact on our centers and our business. Furthermore, the impact, or impending threat, of a natural disaster has in the past and may in the future require that we evacuate one or more centers, which would be costly and would involve risks, including potentially fatal risks, for the patients. The impact of disasters, pandemics and similar events is inherently uncertain. Such events could harm our patients and employees, severely damage or destroy one or more of our centers, harm our business, reputation and financial performance, or otherwise cause our business to suffer in ways that we currently cannot predict.
Litigation and/or investigations regarding COVID-19 could materially and adversely affect our financial condition, results of operations, compliance with financial covenants and liquidity.
A growing number of professional liability and employment related claims have been filed or are threatened to be filed against us and our subsidiaries related to COVID-19. The professional liability claims relate to the death of residents of nursing centers who contracted COVID-19. Such claims may be subject to liability protection provisions within various state executive orders or legislation and/or federal legislation. The applicability of such protection has not yet been adjudicated in any pending claim against us. Employment related claims have been filed by our employees or by the Equal Employment Opportunity Commission or state agencies that primarily relate to allegations of disability or Family and Medical Leave Act discrimination or the inadequacy of the personal protective equipment made available to the employees who work in our nursing centers.
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
COVID-19 has proven to be particularly harmful to seniors and persons with other pre-existing health conditions. If the senior living industry continues to experience high levels of residents infected with COVID-19 and related deaths, and news accounts emphasize these experiences, seniors may delay or forgo moving into senior living communities or using other services provided by senior living operators. These trends could be realized across the senior living industry and do not discriminate among owners and operators that have higher or lower levels of residents experiencing COVID-19 infections and related deaths. As a result, our senior living communities’ business and our results of operations may experience a long-term significant detrimental impact.
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
The health care industry is subject to numerous laws and regulations of federal, state and local governments. These laws and regulations include, but are not necessarily limited to, matters such as licensure, accreditation, government health care program participation requirements, protection of patient health information, interoperability and the exchange of electronic health information, reimbursement for patient services, quality of patient care, Medicare and Medicaid fraud and abuse, debt collection and communications with consumers. Various federal and state laws regulate relationships among providers of services, including employment or service contracts and investment relationships. The operation of long-term care centers and the provision of services are also subject to extensive federal, state, and local laws relating to, among other things, the adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, environmental compliance, compliance with the Americans with Disabilities Act, fire prevention and compliance with building codes.
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
There is a high degree of uncertainty regarding the implementation and impact of the CARES Act, the Paycheck Protection Program and Health Care Enhancement Act ("PPPHCE Act"), the CAA and future stimulus or relief legislation, if any. There can be no assurance as to the total amount of financial assistance or types of assistance we will receive or retain, that we will be able to benefit from provisions intended to increase access to resources and ease regulatory burdens for healthcare providers or that additional stimulus legislation will be enacted.
The CARES Act is a $2 trillion economic stimulus package signed into law on March 27, 2020, in response to the COVID-19 pandemic. In an effort to stabilize the U.S. economy, the CARES Act provides for cash payments to individuals and loans and grants to small businesses, among other measures. The PPPHCE Act and the CAA, each of which include additional emergency appropriations, were signed into law on April 24, 2020 and December 27, 2020, respectively. Together, the CARES Act, the PPPHCE Act, and the CAA authorize funding to be distributed to hospitals and other healthcare providers through the Public Health and Social Services Emergency Fund ("PHSSEF"). These funds are intended to reimburse eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers and suppliers, for healthcare-related expenses or lost revenues attributable to COVID-19. As long as the recipient has sufficient COVID-19 attributable expenses and lost revenues between January 1, 2020 and June 30, 2021 and complies with certain terms and conditions, PHSSEF payments are not required to be repaid. The terms and conditions include, among other things, complying with reporting requirements, limitations on balance billing and restrictions against using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse. Beginning in April 2020, HHS allocated $50 billion of PHSSEF funding for "Phase 1" of general distributions to Medicare providers impacted by COVID-19, which was distributed proportional to providers' share of 2018 net patient revenue. In "Phase 2" HHS distributed $18 billion to eligible Medicaid, CHIP, dental, and assisted living providers that had not received a Phase 1 general distribution payment equal to 2% of their total patient care revenue and certain providers that had a change of ownership in 2019 or 2020. In December 2020, HHS began distributing the "Phase 3"

$24.5 billion general distribution for all previously eligible applicants, behavioral health providers and certain new providers that began operations in 2020. In addition to the general distributions, HHS allocated $4.9 billion in targeted distribution funding to skilled nursing facilities, with a fixed $50,000 distribution for each skilled nursing facility and variable distributions based on number of beds, and an additional $2.5 billion to skilled nursing facilities and nursing homes, with fixed a $10,000 distribution for each facility and variable distributions based on number of beds. HHS has also allocated a separate $2 billion in incentive payments to skilled nursing facilities and nursing homes based on certain performance measures tied to COVID-19 infections and mortalities. These payments are calculated based on monthly performance periods running from September through December 2020, with the total available bonus payment for each performance period determined in part based on data reported via Certification and Survey Provider Enhanced Reports ("CASPER"). The terms and conditions for this distribution limit use of payments to certain infection control expenses. HHS has also made other targeted distributions for providers in areas particularly impacted by COVID-19, providers of services with lower shares of Medicare reimbursement or who predominantly serve the Medicaid population, and providers requesting reimbursement for certain COVID-19 related testing and treatment of uninsured Americans, among others.
The CARES Act also made available or expanded other forms of financial assistance for healthcare providers, including through Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. CMS is no longer accepting applications for accelerated or advanced payments. The Company elected not to participate in this program. In addition to financial assistance, the CARES Act includes provisions intended to increase access to medical supplies and equipment and ease legal and regulatory burdens on healthcare providers. Many of these measures, such as flexibilities related to the provision of telehealth services and waiver of the requirement for a three-day prior hospitalization for Medicare coverage of a skilled nursing facility stay, are effective only for the duration of the public health emergency. The CARES Act also includes numerous income tax provisions including changes to the Net Operating Loss rules and business interest expense deduction rules.
During the year ended December 31, 2020, we received $47.2 million in payments from the PHSSEF. We are closely tracking our use of the funds received under the PHSSEF in order to demonstrate compliance with the terms and conditions, including applicable reporting requirements. Given uncertainty in HHS reporting requirements, we cannot predict with certainty whether we will have sufficient COVID-19 attributable expenses and lost revenues to retain all of the PHSSEF funds that we have received. Further, we can offer no assurance that it will be in compliance with all requirements related to retaining the payments received from the PHSSEF. If we fail to appropriately comply with all of the terms and conditions or do not have sufficient expenses and lost revenues (as defined by these programs), the Company may be required to repay some or all of these amounts, which could have a material adverse impact.
Due to the recent enactment of the CARES Act and other related legislation, there is still a high degree of uncertainty surrounding their implementation, and the COVID-19 pandemic continues to evolve. Some of the measures allowing for flexibility in delivery of care and various financial supports for health care providers are available only for the duration of the public health emergency, and it is unclear whether or for how long the public health emergency declaration will be extended. The current declaration expires April 21, 2021. The HHS Secretary may choose to renew the declaration for successive 90-day periods for as long as the emergency continues to exist and may terminate the declaration whenever he determines that the public health emergency no longer exists. The federal government may consider additional stimulus and relief efforts, but we are unable to predict whether additional stimulus measures will be enacted or their impact. There can be no assurance as to the total amount of financial and other types of assistance we will receive or retain under CARES Act, the PPPHCE Act, the CAA or future legislation, if any, and it is difficult to predict the impact of such legislation on our operations or how it will affect operations of our competitors. Moreover, we are unable to assess the extent to which anticipated negative impacts on us arising from the COVID-19 pandemic will be covered by amounts or benefits received, and which we may in the future receive, under the CARES Act, PPPHCE Act, CAA, or future legislation. There can be no assurance that the terms and conditions of provider relief funding or other relief programs will not change in ways that affect our ability to comply with such terms and conditions in the future, the amount of total stimulus funding we will receive or retain or our eligibility to participate in such stimulus funding. We continue to assess the potential impact of COVID-19 and government responses to the pandemic on our business, results of operations, financial condition and cash flows.
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
An FCA violation occurs when a provider knowingly submits a claim for items or services not provided. Liability also arises for the known failure to report and refund an overpayment received from the government. Some courts have held that providers who allegedly have violated other statutes, such as self-referral or kickback laws, have thereby submitted false claims under the FCA. Allegations of poor quality of care can also lead to FCA actions under a theory of worthless services, which contends that care provided was so deficient that it was tantamount to no service at all.
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
Because we submit thousands of claims to Medicare each year and there is a relatively long statute of limitations under the FCA, there is a risk that intentionally, or even negligently or recklessly submitted claims that prove to be incorrect, or billing errors, cost reporting errors or lapses in statutory or regulatory compliance with regard to the provision of healthcare services (including, without limitation the anti-kickback statues and the self-referral laws discussed above), could result in significant civil or criminal penalties against us. We recently settled one such false claims act case, and there can be no assurance that our operations will not be subject to review, scrutiny, penalties or enforcement actions under these laws, or that these laws will not change in the future. Any penalties or allegations involving false claims, whether valid or not, could have a significant impact on our business.
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
During 2019, the Company expanded its participation in QIPP as administered by the Texas Health and Human Services Commission. QIPP provides supplemental Medicaid payments for skilled nursing centers that achieve certain quality measures.  Currently, eleven of the Company’s centers participate in the QIPP, and the Company received approximately $4.7 million in additional revenue as a result of the QIPP program in 2020. To allow four of these centers to meet the QIPP participation requirements, the Company entered into a transaction with a Texas medical district already participating in the QIPP, providing for the transfer of the provider license from the Company to the medical district. The Company's operating subsidiary retained the management of the centers on behalf of the medical district. In response to the COVID-19 pandemic, the Texas Health and Human Services Commission waived some of the performance and reporting requirements for QIPP effective March 1, 2020 and for the remainder of state fiscal year 2021. If the State of Texas should decide to terminate QIPP, reduce the payments pursuant to the program or determine that the Company can no longer participate in QIPP, such action could have a material adverse effect on our business, financial position, results of operations, and liquidity.
We cannot predict the effects that healthcare reform initiatives, including possible repeal or invalidation of or changes to the Affordable Care Act, and other changes in government programs may have on our business, financial condition or results of operations.
In recent years, there have been initiatives on the federal and state levels for comprehensive reforms affecting the availability, payment and reimbursement of healthcare services in the United States. The most prominent of these efforts is the Affordable Care Act, which affects how healthcare services are covered, delivered and reimbursed. However, there is significant uncertainty regarding the future of the Affordable Care Act. The law has been subject to legislative and regulatory changes and court challenges. Effective January 1, 2019, Congress eliminated the penalty associated with the individual mandate to maintain health insurance. As a result of this change, the United States District Court for the North District of Texas ruled in December 2018 that the individual mandate was unconstitutional and determined that the rest of the Affordable Care Act was, therefore, invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded the case for further consideration of how this affects the rest of the law. On November 10, 2020, the Supreme Court heard oral arguments regarding this case, and the law remains in place pending the appeals process. The elimination of the individual mandate penalty and other changes may impact the number of individuals that elect to obtain public or private health insurance or the scope of such coverage, if purchased.
It is difficult to predict the impact of the Affordable Care Act and related regulations or the impact of its modification on our operations in light of the uncertainty regarding whether, when or how the law will be further changed, and the ultimate impact of court challenges. There is also uncertainty regarding whether, when, and what other health reform initiatives will be adopted and the impact of such efforts on providers and other healthcare industry participants. For example, some members of Congress have proposed significantly expanding the coverage of government-funded programs, including proposals to expand coverage of federally-funded insurance programs as an alternative to private insurance or establish a single-payer system (such reforms often referred to as "Medicare for All"). CMS administrators have indicated that they intend to grant states additional flexibility in the administration of state Medicaid programs, including expanding the scope of waivers under which states may impose different eligibility or enrollment restrictions or otherwise implement programs that vary from federal standards. However, President Biden has indicated through executive orders that his administration intends to protect and strengthen the Affordable Care Act and Medicaid programs, including directing agencies to re-examine measures that reduce coverage or undermine Medicaid programs, including work requirements. CMS administrators have also signaled interest in changing Medicaid payment models, including adopting value-based care models. We are unable to predict the nature and success of future financial or delivery system reforms that may be implemented by other, non-governmental industry participants, such as private payors. Healthcare reform initiatives, including changes to or repeal or invalidation of the Affordable Care Act, could materially and adversely affect our business, financial condition and results of operations.
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
Accounting guidance requires that deferred tax assets be reduced by a valuation allowance, when it is more likely than not that a tax benefit will not be realized. As of December 31, 2020, we had net deferred tax assets of approximately $18.9 million, against which we have applied a full valuation allowance. We continually assess the realizability of our deferred tax assets.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 2. PROPERTIES
We own 15 and lease 46 long-term care centers as discussed in “Item 1 Business - Nursing Centers and Services.” See further details below.
Our current operations include 46 nursing centers subject to operating leases, including 23 owned by Omega Health Investors ("Omega"), 20 owned by Golden Living and three owned by other parties. In our role as lessee, we are responsible for the day-to-day operations of all operated centers. These responsibilities include recruiting, hiring and training all nursing and other personnel, and providing patient care, nutrition services, marketing, quality improvement, accounting, and data processing services for each center. The lease agreements pertaining to our 46 leased centers are “triple net” leases, requiring us to maintain the premises, provide insurance, pay taxes and pay for all utilities. See the table below for a summary of owned and leased beds operated by the Company.

State	Centers	Leased Beds	Owned Beds	Total Operational Beds (1)
Alabama	20	2,079	306	2,385
Indiana	1	172	—	172
Kansas	6	—	483	483
Mississippi	9	1,039	—	1,039
Missouri	3	455	—	455
Ohio	4	651	—	651
Tennessee	5	497	120	617
Texas	13	1,370	475	1,845
Total	61	6,263	1,384	7,647
____________
(1)The number of Operational Beds includes 397 Licensed Assisted Living/Residential Beds.
Brentwood Support Center and Regional Offices
We lease approximately 29,000 square feet of office space in Brentwood, Tennessee that houses our executive offices and centralized management support functions. Regional executives for Kansas work from an office of approximately 922 square feet. Lease periods on these centers range up to three years. We believe that our leased properties are adequate for our present needs and that suitable additional or replacement space will be available as required.

ITEM 3. LEGAL PROCEEDINGS
The provision of health care services entails an inherent risk of liability. Participants in the health care industry are subject to lawsuits and administrative proceedings alleging malpractice, negligence, violations of false claims acts, violations of laws and regulations governing the operation of our business, product liability, and other related legal theories, many of which involve large claims and significant defense costs. Like most other companies engaged in the long-term care profession in the United States, we have numerous pending claims, disputes and legal actions for professional liability and other related issues that have been filed by or on behalf of current and former residents of our facilities. It is expected that we will continue to be subject to such suits as a result of the nature of our business. Further, as with all health care providers, we are periodically subject to regulatory actions seeking fines and penalties for alleged violations of health care laws and regulations, including alleged survey violations, alleged violations of elder abuse laws and other laws and regulations related to the quality of care provided to residents of our centers. Like other health care providers, in the ordinary course of our business, we are also subject to claims made by employees and other disputes and litigation arising from the conduct of our business.
As of December 31, 2020, we are engaged in 79 professional liability lawsuits, including those related centers we no longer operate. Twenty-two lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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
Our common stock has been traded since May 10, 1994. On March 1, 2021, the closing price for our common stock was $3.50, as reported by OTCMarkets.com.
Holders. On March 1, 2021, there were approximately 270 holders of record. Most of our shareholders have their holdings in the street name of their broker/dealer.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
Not applicable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview
Diversicare Healthcare Services, Inc. provides long-term care services to nursing center patients in nine states, primarily in the Southeast, Midwest and Southwest. Our centers provide a range of health care services to their patients and residents. In addition to the nursing, personal care and social services usually provided in long-term care centers, we offer a variety of comprehensive rehabilitation services as well as nutritional support services. As of December 31, 2020, our continuing operations consist of 61 nursing centers with 7,250 licensed skilled nursing beds and 397 assisted-living and other residential beds. We own 15 and lease 46 of our nursing centers included in continuing operations. The Company's continuing operations include centers in Alabama, Indiana, Kansas, Mississippi, Missouri, Ohio, Tennessee, and Texas.
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
COVID-19 and Federal Relief Legislation
As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and to address public health needs. These measures include temporary relaxation of conditions of participation for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which reimbursement is available, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the public health emergency period. They also include requirements for skilled nursing centers to report to public health authorities, residents and their representatives when residents, and staff are confirmed as having or are being investigated for having COVID-19.
We are working with federal, state, and local health authorities to respond to the COVID-19 pandemic and are taking measures to try to limit the spread of the virus. For example, we have implemented screening protocols for staff, residents, and visitors. CMS requires nursing homes in states with positive testing rates above a certain threshold to test all staff on a weekly basis. Although we are implementing considerable safety measures, caring for COVID-19 patients has associated risks. In addition, we have experienced, and may continue to experience supply chain disruptions, including delays and price increases in equipment, pharmaceuticals, and medical supplies. Staffing, equipment, and pharmaceutical and medical supplies shortages may impact our ability to admit and treat patients. We have incurred, and may continue to incur, increased expenses arising from the COVID-19 pandemic. We have also experienced reduced occupancy in our centers, in part due to perceived risks by patients and family members of residential care and their perception of restrictions such as limited visitation policies, a reduction in patients released to nursing homes from hospitals and other healthcare facilities, and a general reluctance to seek medical care or interface with the healthcare system during the pandemic or for an undetermined period of time. Occupancy may also be affected by the data each nursing home is required to report, including the number of confirmed and suspected cases of COVID-19 and resident deaths related to COVID-19, which is made publicly available through the CDC National Healthcare Safety Network.
The Company is closely monitoring and evaluating the impact of the COVID-19 pandemic on all aspects of its business. We have identified team members and patients who have tested positive for COVID-19 at a select number of our centers, and we have incurred increases in the costs of caring for the patients and residents in those centers. The Company incurred an additional $21.2 million in labor expenses, $4.7 million of supplies expenses, $6.0 million of employee testing expenses and $0.5 million of travel expenses related to the COVID-19 pandemic for the twelve months ended December 31, 2020. The Company has also experienced reduced occupancy at its centers and has incurred additional expenditures preparing our centers for potential outbreaks. The Company has an interdisciplinary team monitoring and keeping apprised of the latest information about the virus and its prevalence. The Company has implemented precautionary measures and response protocols to minimize the spread of the virus, following guidance from the CDC, but the Company nevertheless expects additional cases of the virus will occur at these and other facilities.
One of the primary sources of relief for healthcare providers is the CARES Act, an economic stimulus package signed into law on March 27, 2020, which included, among other things, modifications to the limitation on business interest expense and net operating loss provisions relative to the payment of Federal income taxes, allows an optional payment deferral of the employer's portion of Social Security taxes that are otherwise due through December 31, 2020. These provisions of the CARES Act were effective after the date of enactment and also include the appropriation of stimulus funds to healthcare providers. The PPPHCE Act and the CAA, both expansions of the CARES Act that include additional emergency appropriations, were signed into law on April 24, 2020 and December 27, 2020, respectively. In total, the CARES Act, the PPPHCE Act, and the CAA include $178 billion of funding to be distributed through the PHSSEF to eligible providers, including public entities and Medicare- and/or Medicaid-enrolled providers. PHSSEF payments are intended to financially assist healthcare providers with lost revenues and healthcare-related expenses incurred in response to the COVID-19 pandemic. As long as the recipient has sufficient COVID-19 attributable expenses and lost revenues between January 1, 2020 and June 30, 2021 and complies with certain terms and conditions, the PHSSEF payments are not required to be repaid. The terms and conditions include, among other things, complying with reporting requirements, limitations on balance billing and restrictions against using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse.
Recipients of more than ten thousand dollars in PHSSEF funds will be required to submit reports to HHS that include information about their expenses and lost revenues and use of the PHSSEF funds. Although registration for the reporting portal has been opened, HHS has not yet opened the portal for reporting or finalized a deadline for submission of the initial report. HHS continues to update guidance regarding post-payment reporting requirements and "frequently asked questions" that provide some additional details and examples related to how recipients should calculate their COVID-19 attributable expenses and lost revenues for purposes of PHSSEF reporting. Ultimately, to the extent that reports submitted by a recipient do not demonstrate sufficient healthcare related lost revenues and expenses attributable to COVID-19 (as those terms are defined by HHS), the recipient may have to repay any excess funds received.
During the year ended December 31, 2020, we received $47.2 million from the PHSSEF. We also applied for additional Phase 3 General Distribution PHSSEF payments; however, we do not know whether we will ultimately receive additional payments. Due to the recent enactment of the CARES Act and related legislation and evolving guidance, there is still a high degree of uncertainty surrounding their implementation. We are closely tracking our use of the funds received from PHSSEF in order to demonstrate compliance with the terms and conditions, including applicable reporting requirements. The Company is still evaluating the most recent guidance; however, the Company currently anticipates, but cannot guarantee, that it will have sufficient COVID-19 attributable expenses and lost revenues to retain the PHSSEF payments it has received to date. The Company will not be able to determine the amount of used funds until the reporting rules are finalized by the federal government, and the Company knows the full extent of its COVID-19 attributable expenses and lost revenues. The Company can offer no assurance that it will be in compliance with all requirements related to retaining the PHSSEF payments received under the CARES Act and related legislation. If we fail to appropriately comply with all of the terms and conditions or do not have sufficient expenses and lost revenues (as defined by these programs), the Company may be required to repay some or all of these amounts, which could have a material adverse impact. Infection control incentive payments may be used only for certain infection control expenses, and payments are determined based on reporting done through CASPER. However, these payments remain subject to audit by HHS and the Company cannot assure that it will not be required to repay some or all of the amounts received.
The CARES Act also made available or expanded other forms of financial assistance for healthcare providers. For example, HHS is distributing incentive payments to nursing homes and skilled nursing facilities that report infection rates lower than their respective counties as well as mortality rates lower than the nationally established performance threshold for nursing home residents infected with COVID-19. The CARES Act also provides for Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. CMS is no longer accepting application for accelerated or advanced payments. The Company has not elected to participate in this program. The CARES Act and the CAA also include other provisions offering financial relief, for example suspending the Medicare sequestration from May 1, 2020 through March 31, 2021, which would have otherwise reduced payments to Medicare providers by 2%, although the sequestration was extended through 2030.
The Company is continuing to evaluate and consider the potential impact that the COVID-19 public health emergency may have on its liquidity, financial condition and results of operations due to numerous uncertainties. We also continue to assess the potential impact of the CARES Act, the PPPHCE Act, and other stimulus measures, if any, as well as the impact of other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows. Given the uncertainty as to the duration and severity of the COVID-19 pandemic, it could have a material adverse effect on the Company's future results of operations, financial condition and liquidity.
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
Improving skilled mix and average Medicare rate:
One of our key performance indicators is skilled mix. We believe that our skilled mix is an important indicator of our success in attracting high-acuity patients because it represents the percentage of our patients who are reimbursed by Medicare, managed care and other skilled payors, for whom we receive higher reimbursement rates. Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the years ended December 31, 2020 and 2019 was 15.9% and 13.9%, respectively. For the past several years, census and skilled mix trends have been affected by healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payors and conveners to divert certain skilled nursing referrals to home health or other community-based care settings.
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
Completing strategic transactions:
Our strategic operating initiatives include a renewed focus on completing strategic acquisitions and divestitures. We continue to pursue and investigate opportunities to acquire or lease new centers, focusing primarily on opportunities within our existing geographic areas of operation. As part of our strategic efforts, we have also performed thorough analysis on our existing centers in order to determine whether continuing operations within certain markets or regions is in line with the short-term and long-term strategy of the business. Additionally, we have expanded our participation in certain state sponsored quality incentive programs that reward providers for achievement of certain quality measures.
On December 1, 2020, the Company entered into an agreement with Omega to transfer operations of the facility located in Florida to another operator. The agreement effectively amended the Master Lease to remove this center, reduced the annual rent expense, and released the Company from any further obligations arising under the Master Lease with respect to the Florida facility.
Effective November 1, 2020, the Company entered into agreements with a third party therapy company to outsource the therapy services that were previously provided by the Company through its wholly owned subsidiary Diversicare Therapy Services. The outsourced services include all physical, occupational, and speech therapy provided to patients of the Company's facilities. The contracts are for a three year term, absent termination for cause by either party. The third party provider has extensive expertise in providing therapy, and the Company believes that the therapy company's expertise in this area will benefit our patients and result in an overall operational cost savings for the Company.
On December 1, 2018, the Company sold three Kentucky properties for a purchase price of $18.7 million, which are collectively referred to as the "Kentucky Properties." On August 30, 2019, the Company terminated operations of ten centers in Kentucky and concurrently transferred operations to a new operator. These ten centers are collectively referred to as the "Kentucky Centers." The sale of the Kentucky Properties and the termination of operations at the Kentucky Centers are referred to collectively as the "Kentucky Exit." As a result of the Kentucky Exit, the Company no longer operates any skilled nursing centers in the State of Kentucky. The Kentucky Exit represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results. In accordance with ASC 205, the Company's discontinued operating results have been reclassified on the face of the income statement and footnotes to reflect the discontinued status of these operations. Refer to Note 4, "Discontinued Operations" to the consolidated financial statements.
During 2019, the Company expanded its participation in the Texas Quality Incentive Program as administered by the Texas Health and Human Services Commission. QIPP provides supplemental Medicaid payments for skilled nursing centers that achieve certain quality measures. The Company previously had one of its Texas skilled nursing centers participating in the QIPP. During April 2019, the Company enrolled an additional eleven of its Texas skilled nursing centers in the program, such that twelve of the Company’s centers participate in the QIPP effective September 1, 2019. To allow four of these centers to meet the QIPP participation requirements, the Company entered into a transaction with a Texas medical district already participating in the QIPP, providing for the transfer of the related provider licenses from the Company to the medical district. The Company’s operating subsidiary retained the management of the centers on behalf of the medical district. In response to the

COVID-19 pandemic, the Texas Health and Human Services Commission waived some of the performance and reporting requirements for QIPP effective March 1, 2020 for the remainder of state fiscal year 2021.
On October 1, 2018, the Company entered into a new Master Lease Agreement (the "Omega Master Lease") with Omega Healthcare Investors ("Omega") to lease 34 centers currently owned by Omega and operated by Diversicare. The old Master Lease with Omega provided for its operation of 23 skilled nursing centers in Texas, Kentucky, Alabama, Tennessee, Florida, and Ohio. Additionally, Diversicare operated 11 centers owned by Omega under separate leases in Missouri, Kentucky, Indiana, and Ohio. The Omega Master Lease entered into by Diversicare and the Lessor consolidated the leases for all 34 centers under one new master lease. The Lease has an initial term of twelve years with two optional 10 year extensions. The Omega Master Lease has a common date of annual lease fixed escalators of 2.15% beginning on October 1, 2019. The Omega Master Lease was subsequently amended on August 30, 2019 when the Company terminated operations of ten centers in Kentucky and concurrently transferred operations to a new operator. The agreement effectively amended the Omega Master Lease to remove the ten Kentucky facilities, reduce the annual rent expense, and release the Company from any further obligations arising under the Omega Master Lease with respect to the Kentucky facilities. The remaining Omega Master Lease terms remain unchanged with an initial term of twelve years and two optional 10-year extensions. The annual lease fixed escalator remains at 2.15% beginning on October 1, 2019.
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

Selected Financial and Operating Data
The following table summarizes the Diversicare statements of continuing operations for the years ended December 31, 2020 and 2019, and sets forth this data as a percentage of "Patient revenues, net" for the same year:

	Year Ended December 31,
	(Dollars in thousands)
	2020		2019
Patient revenues, net	$475,718	100.0%	$475,020	100.0%
Other operating income	23,802	5.0%	—	—%
Expenses:
Operating	389,248	81.8%	380,870	80.2%
Lease and rent expense	54,001	11.4%	52,990	11.2%
Professional liability	8,310	1.7%	6,996	1.5%
Government settlement expense	—	—%	3,100	0.7%
General & administrative	27,691	5.8%	28,009	5.9%
Depreciation and amortization	9,069	1.9%	9,122	1.9%
	488,319	102.6%	481,087	101.4%
Operating income (loss)	11,201	2.4%	(6,067)	(1.4)%
Other income (expense):
Other income	53	—%	281	0.1%
Interest expense, net	(5,008)	(1.1)%	(5,994)	(1.3)%
Debt retirement costs	(247)	(0.1)%	—	—%
	(5,202)	(1.2)%	(5,713)	(1.2)%
Income (loss) from continuing operations before income taxes	5,999	1.2%	(11,780)	(2.6)%
Benefit (provision) for income taxes	531	0.1%	(15,694)	(3.3)%
Income (loss) from continuing operations	$6,530	1.3%	$(27,474)	(5.9)%

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
Revenues
Patient Revenues, Net
The Company uses an estimate of variable considerations to arrive at the transaction price, including methods and assumptions used to determine settlements with Medicare and Medicaid payors.  See Note 5, “Revenue Recognition and Receivables.”
Recognition of CARES Act and PPPHCE Act Funds
The Company implemented certain changes to our accounting policies related to the recognition of stimulus funds through the CARES Act and the PPPHCE Act. There is no U.S. GAAP that covers accounting for government "grants" to for-profit entities with the exception of certain agricultural subsidies. In the absence of authoritative U.S. GAAP guidance, the Company considered the application of other authoritative accounting guidance by analogy and concluded that the guidance outlined in International Accounting Standard 20 - Accounting for Government Grants and Disclosures of Government Assistance ("IAS 20") was the most appropriate analogy for the purpose of recording and classifying the federal and state grant funds received by the Company. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once both of the following conditions are met: (1) the Company is eligible to receive the grant, and (2) the Company is able to comply with the relevant conditions of the grant. In accordance with such conditions, Federal and state stimulus funds that are recognized to offset healthcare related expenses and/or lost revenue, as defined in the CARES Act and PPPHCE Act, are reflected as "other operating income" on the accompanying interim consolidated statement of operations. Federal stimulus funds received and used toward capital improvements that assist with the response to and prevention and spread of COVID-19 are accounted for as a capital grant. For such an asset acquired with the use of stimulus funds, the Company will recognize the asset as a net zero asset. Refer to Note 2, "COVID-19 Pandemic" for additional information. Additionally, the Company has received Medicaid stimulus funds, which are recognized in accordance with ASC 606. Refer to Note 5, "Revenue Recognition and Receivables" for additional information.
Professional Liability and Other Self-Insurance Reserves
Accrual for Professional and General Liability Claims
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, consolidated offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), which has issued a policy insuring claims made against all of the Company's nursing centers in Florida and Tennessee, several of the Company’s nursing centers in Alabama, Ohio, and Texas and several of the Company's prior nursing centers in Kentucky for claims prior to the transfer of such operation. The insurance coverage provided for these centers under the SHC policy include coverage limits of $1.0 million per medical incident with a sublimit per center of $3.0 million and total annual aggregate policy limits of $5.0 million. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide coverage limits of $1.0 million per claim and have sublimits of $3.0 million per center, with varying aggregate policy limits and deductibles. The deductibles for these policies vary in amount and are covered through the insurance subsidiary.
Because our actual liability for existing and anticipated professional liability and general liability claims will exceed our limited insurance coverage, we have recorded total liabilities for reported professional liability claims and estimates for incurred but unreported claims of $24.7 million and $1.0 million of estimated insurance recovery receivables as of December 31, 2020, including $3.5 million for settlements that are expected to be paid in 2021, estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, and estimates of related legal costs incurred and expected to be incurred. All losses are projected on an undiscounted basis. The payments due under the government settlement agreement are not included in this reserve.
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
The Company's cash expenditures for self-insured professional liability costs from continuing operations were $5.5 million and $4.6 million for the years ended December 31, 2020 and 2019, respectively.
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
Professional liability costs are material to our financial position, and changes in estimates, as well as differences between estimates and the ultimate amount of loss, may cause a material fluctuation in our reported results of operations. Our professional liability expense was $8.3 million and $7.0 million for the years ended December 31, 2020 and 2019, respectively. These amounts are material in relation to our reported income (loss) from continuing operations for the related periods of $6.5 million and $(27.5) million, respectively. The total liability recorded at December 31, 2020 was $24.7 million, compared to current assets of $97.3 million and total assets of $439.9 million.

Accrual for Other Self-Insured Claims
With respect to workers' compensation insurance, substantially all of our employees are covered under either a prefunded deductible policy or state-sponsored programs. We have been and remain a non-subscriber to the Texas workers' compensation system and are, therefore, completely self-insured for employee injuries with respect to our Texas operations. For the period from July 1, 2008 through December 31, 2020, we are covered by a prefunded deductible policy. Under this policy, we are self-insured for the first $0.5 million per claim, subject to an aggregate maximum of $3.0 million. We fund a loss fund account with the insurer to pay for claims below the deductible. We account for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred.
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
No impairment of long lived assets was recognized during 2020 and 2019. If our estimates or assumptions with respect to an asset change in the future, we may be required to record impairment charges for our assets.

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

Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of December 31, 2020, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$70,277	$5,054	$65,203	$20	$—
Settlement obligations (2)	3,538	3,538	—	—	—
Settlement of civil investigative demand (3)	9,732	1,203	2,838	5,691	—
Operating leases (4)	405,287	51,165	105,262	106,985	141,875
Required capital expenditures under operating leases (5)	15,550	1,969	3,938	3,938	5,705
Total	$504,384	$62,929	$177,241	$116,634	$147,580

(1)Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our finance lease obligations. Our long-term debt obligations decreased $11.0 million between December 31, 2019 and December 31, 2020. See Note 8, "Long-Term Debt, Interest Rate Swap and Finance Lease Obligations" to the consolidated financial statements included in this report for additional information.
(2)Settlement obligations relate to professional liability cases that are expected to be paid within the next twelve months. The professional liabilities are included in our current portion of self-insurance reserves.
(3)Settlement of civil investigative demand relates to our settlement agreement, including interest, with the U.S. Department of Justice and the State of Tennessee. See additional description of our contingencies in Note 12, "Commitments and Contingencies" to the consolidated financial statements and "Item 3. Legal Proceedings."
(4)Represents minimum annual lease payments (exclusive of taxes, insurance, and maintenance costs) under our operating lease agreements, which does not include renewals. Our operating lease obligations decreased $58.4 million between December 31, 2019 and December 31, 2020, which was due to the amendments to the Omega Master Lease relating to the transfer of operations of the Florida facility. See Note 3, "Business Developments and Other Significant Transactions" and Note 7, "Leases" to the consolidated financial statements included in this report for additional information.
(5)Includes annual expenditure requirements under operating leases. Our required capital expenditures decreased $3.1 million between December 31, 2019 and December 31, 2020. The decrease is due to the transfer of operations of the Florida facility.
Employment Agreements
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined), or upon a change of control of the Company (as defined). The maximum contingent liability under these agreements is approximately $1.5 million as of December 31, 2020. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee.

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

(in thousands)	Year Ended December 31,
	2020	2019	Change	%
PATIENT REVENUES, NET	$475,718	$475,020	$698	0.1%
OTHER OPERATING INCOME	23,802	—	23,802	100.0%
EXPENSES:
Operating	389,248	380,870	8,378	2.2%
Lease and rent expense	54,001	52,990	1,011	1.9%
Professional liability	8,310	6,996	1,314	18.8%
Government settlement expense	—	3,100	(3,100)	(100.0)%
General and administrative	27,691	28,009	(318)	(1.1)%
Depreciation and amortization	9,069	9,122	(53)	(0.6)%
Total expenses	488,319	481,087	7,232	1.5%
OPERATING INCOME (LOSS)	11,201	(6,067)	17,268	N/M
OTHER INCOME (EXPENSE):
Other income	53	281	(228)	N/M
Interest expense, net	(5,008)	(5,994)	986	16.4%
Debt retirement costs	(247)	—	(247)	(100.0)%
	(5,202)	(5,713)	511	8.9%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,999	(11,780)	17,779	N/M
BENEFIT (PROVISION) FOR INCOME TAXES	531	(15,694)	16,225	N/M
INCOME (LOSS) FROM CONTINUING OPERATIONS	$6,530	$(27,474)	$34,004	N/M

NET INCOME (LOSS) PER COMMON SHARE:
Continuing operations per common share - basic	$0.99	$(4.25)	$5.24	123.3%
Continuing operations per common share - diluted	$0.97	$(4.25)	$5.22	122.8%

WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,615	6,459
Dilutive	6,705	6,459

N/M = Not Meaningful

Year Ended December 31, 2020 Compared With Year Ended December 31, 2019
Patient Revenues
Patient revenues were $475.7 million in 2020 and $475.0 million in 2019, an increase of $0.7 million or 0.1%.
Our same store average Medicare, Medicaid and Managed Care rates per patient day for the twelve months ended December 31, 2020 increased compared to the year ended December 31, 2019, by 7.6%, 1.5%, and 6.0%, respectively, resulting in increases in revenue of $5.1 million, $3.8 million , and $2.2 million, respectively. Our Medicare average daily census for the year ended December 31, 2020 increased 6.9% resulting in $6.1 million in additional revenue. Conversely, our Medicaid, Private, Managed Care and Veterans average daily census for the year ended December 31, 2020 decreased 11.8%, 17.8%, 4.0% and 48.6%, respectively, resulting in revenue losses of $29.8 million, $5.9 million, $1.5 million and $1.1 million, respectively. The decline in census for the year ended December 31, 2020 was mainly due to the impact of the COVID-19 pandemic. We recognized Medicaid and Hospice state stimulus funds of $16.1 million and $0.8 million, respectively, during the year ended December 31, 2020. Additionally, the suspension of sequestration resulted in an increase in revenue of $1.8 million for the year ended December 31, 2020. The QIPP and Intergovernmental Transfer revenues ("IGT") resulted in $3.0 million of additional revenues for the year ended December 31, 2020 compared to the year ended December 31, 2019.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Year Ended December 31,
	2020	2019
Skilled nursing occupancy	70.5%	77.5%
As a percent of total census:
Medicaid census	66.9%	68.9%
Medicare census	10.9%	9.3%
Managed Care census	5.0%	4.6%
As a percent of total revenues:
Medicaid revenues	45.6%	46.9%
Medicare revenues	19.8%	17.0%
*Average rate per day:
Medicare	$497.63	$462.39
Medicaid	$182.21	$179.25
Managed Care	$417.57	$392.94
*Excludes COVID-19 federal and state stimulus payments

Other Operating Income
During the year ended December 31, 2020, we received $47.2 million of provider relief from the CARES Act, PPHCE Act, and the Families First Coronavirus Response Act. We recognized $19.8 million of the provider relief funds during the year ended December 31, 2020, which is classified as "Other Operating Income" in the Company's results of operations. We also recognized $4.0 million of grant funds from states, which is included in "Other Operating Income" in the Company's results of operations for the year ended December 31, 2020. The Medicare stimulus funds that we recognized during the year were used to offset healthcare-related expenses and lost revenues attributable to COVID-19. Increased healthcare related expenses included but were not limited to increased wages and increased costs of personal protective equipment, testing and other supplies. Refer to Note 2, "COVID-19 Pandemic to the consolidated financial statements for further discussion.
Operating Expense
Operating expense increased to $389.2 million in 2020 from $380.9 million in 2019. Operating expense increased to 81.8% of patient revenue in 2020, compared to 80.2% of patient revenue in 2019.
The primary driver for the increase in operating expense was incremental healthcare-related expenses attributable to COVID-19 of $32.3 million. Such expenses included increased labor expenses and increased cost for personal protective equipment, testing, food and certain other supplies. Excluding the COVID-19 related impacts, we benefited from our cost saving initiatives including decreased wages of $14.4 million. Additionally, our nursing and ancillary and health insurance costs decreased by $4.9 million, and $2.3 million, respectively.

Lease Expense
Lease expense increased to $54.0 million in 2020 from $53.0 million in 2019, an increase of $1.0 million, or 1.9%. The increase in lease expense was due to rent increases resulting from the amendment to the Lease with Omega Healthcare Investors in conjunction with the Kentucky Exit as well as annual rent escalation provisions.
Professional Liability
Professional liability expense was $8.3 million in 2020 compared to $7.0 million in 2019, an increase of $1.3 million, or 18.8%. Our cash expenditures for professional liability costs, including the State of Kentucky, were $5.5 million and $4.6 million for 2020 and 2019, respectively. Professional liability expense and cash expenditures fluctuate from year to year based respectively on the results of our third-party professional liability actuarial studies, the premium costs of purchased insurance, and on the costs incurred in defending and settling existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
Government Settlement Expense
In June 2019, the Company and the U.S. Department of Justice reached an agreement in principle on the financial terms of a settlement regarding a civil investigative demand. In anticipation of the execution of final agreements and payment of a settlement amount of $9.5 million, the Company recorded an additional contingent liability related to the DOJ investigation of $3.1 million during the twelve months ended December 31, 2019 to increase our previously estimated and recorded liability related to this investigation. Refer to Note 12, "Commitments and Contingencies" to the consolidated financial statements for further discussion.
General and Administrative Expense
General and administrative expenses were approximately $27.7 million in 2020 compared to $28.0 million in 2019, a decrease of $0.3 million, or 1.1%. The fluctuation is due to a decrease in legal fees, travel expenses, consulting fees and postage of $1.3 million, $0.6 million, $0.3 million and $0.3 million, respectively. This was slightly offset by an increase in labor expense of $1.8 million and $0.5 million of legal and consulting fees related to the Company's debt refinance in October 2020.
Depreciation and Amortization
Depreciation and amortization expense remained consistent at $9.1 million in 2020 and in 2019.
Debt retirement costs
In connection with the Company's debt refinance that took place in October 2020, the Company recorded a write off of deferred financing costs of $0.2 million in 2020. See Note 8, "Long-Term Debt, Interest Rate Swap and Finance Lease Obligations" to the consolidated financial statements included in this report for additional information.
Interest Expense, Net
Interest expense has decreased to $5.0 million in 2020 compared to $6.0 million in 2019, a decrease of $1.0 million. The decrease was due to a decrease in the outstanding borrowings on our loan facilities.
Income (loss) from Continuing Operations before Income Taxes; Income (loss) from Continuing Operations per Common Share
As a result of the above, continuing operations reported income before taxes of $6.0 million in 2020, as compared to a loss before taxes of $11.8 million in 2019. The benefit for income taxes was $0.5 million in 2020, resulting in an effective rate of 8.9%. The provision for income taxes was $15.7 million in 2019, resulting in an effective rate of 133.2%. The fluctuation is attributable to a full valuation allowance of $18.9 million in 2019. The basic and diluted income per common share from continuing operations were $0.99 and $0.97 in 2020, respectively, compared to a basic and diluted loss per common share from continuing operations of $4.25 in 2019.
COVID-19 Impact on Continuing Operations
Since the end of the year, there have been additional cases of COVID-19 at some of our centers. The Company has continued to experience reduced occupancy and increased healthcare-related expenses attributable to COVID-19 at its centers in the form of increased wages and increased cost of personal protective equipment, food and certain other supplies. The Company expects such increased expenses to continue throughout 2021.

Liquidity and Capital Resources
COVID-19 Impact on Liquidity
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. While the Company incurred significant disruptions during the twelve months ended December 31, 2020 from the COVID-19 pandemic, it is unable to fully predict the impact that the COVID-19 pandemic will have on its liquidity, financial condition and results of operations due to numerous uncertainties. As a result of the COVID-19 pandemic, we have recognized less revenue and increased healthcare-related expenses; however, we have also received additional stimulus funds through the CARES Act, PPPHCE Act, and the Families First Coronavirus Response Act during the twelve months ended December 31, 2020, which have been used and are expected to continue to be used to mitigate the impact of the reduced revenues and increased operating expenses, and any cash flow or liquidity impacts therefrom. The increased operating expenses include increased wages and the increased cost of personal protective equipment, infection control supplies, food and dietary supplies. Refer to Note 2, "COVID-19 Pandemic."
Liquidity
Our primary source of liquidity is the net cash flows provided by the operating activities of our centers in addition to provider relief funds received. These internally generated cash flows are used to service existing debt obligations, fund required capital expenditures as well as provide cash flows for investing opportunities. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit us over the long term. Options for our cash include, but are not limited to, capital improvements, acquisitions, and payment of existing debt obligations, as well as initiatives to improve nursing center performance. We review these potential uses and align them to our cash flows with a goal of achieving long-term success.
Net cash provided by operating activities of continuing operations totaled $48.2 million and $12.3 million in 2020 and 2019, respectively. The primary drivers for the increase in cash provided by operating activities between 2020 and 2019 are income from continuing operations and federal stimulus that was received during the twelve months ended December 31, 2020 through the CARES Act and PPPHCE. As of December 31, 2020 the Company had $25.9 million remaining federal stimulus funds. These funds are required to be used to offset lost revenues and increased expenses that both resulted from the COVID-19 pandemic. Such increased expenses include but are not limited to increased costs for personal protective equipment, employee testing and other supplies. Operating activities of discontinued operations used cash of $1.4 million and $7.0 million in 2020 and 2019, respectively.
Our cash expenditures related to professional liability claims were $5.5 million and $4.6 million for 2020 and 2019, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our being unable to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $5.6 million and $5.0 million in 2020 and 2019, respectively. The cash used for investing activities represents capital expenditures for improvements to our centers and purchases of clinical equipment to assist with fighting and slowing the spread of COVID-19.
Net cash used in financing activities of continuing operations were $13.1 million and $0.3 million in 2020 and 2019, respectively. During 2020, the Company used surplus cash to repay $13.1 million net of outstanding borrowings on our loan facilities.
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
As of December 31, 2020, we have recorded total liabilities for reported professional liability claims and estimates for incurred, but unreported claims of $24.7 million. Our calculation of this estimated liability is based on the Company's best estimates of the likelihood of adverse judgments with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
The Company maintains a credit facility with a syndicate of banks. The Company originally entered into the credit facility in May 2013, and subsequently amended the facility. As of December 31, 2019, the credit facility consisted of a mortgage loan $67.5 million, an acquisition loan with a borrowing capacity of $12.5 million, a revolver with a borrowing capacity of $40.3 million and an affiliated revolver with a borrowing capacity of $2.0 million.
On October 14, 2020, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of banks, which consists of a $62.0 million mortgage loan subsequently amended ("Amended Mortgage Loan"), a $36.0 million revolver subsequently amended ("Amended Revolver") and a $2.0 million affiliated revolver amended ("Amended Affiliated Revolver"). The Amended Mortgage Loan, Amended Revolver and Amended Affiliated Revolver have a 3-year maturity through September 30, 2023. The Amended Mortgage Loan has a term of 3 years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term loan facility is based on LIBOR plus 4.0% with a 1.0% floor. The Amended Mortgage Loan balance was $61.1 million as of December 31, 2020 with an interest rate of 5.0%. The Amended Mortgage Loan consolidated the mortgage and acquisition loans. The Amended Mortgage Loan is secured by 15 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan, the Amended Revolver and the Amended Affiliated Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver and Amended Affiliated Revolver have an interest rate of LIBOR plus 4.0% and are secured by accounts receivable and are subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
As of December 31, 2020, we had $61.6 million of outstanding long-term debt and capital lease obligations. The $61.6 million total includes $0.5 million in capital lease obligations.
As of December 31, 2020, the Company did not have any borrowings outstanding under its revolvers compared to $15.0 million outstanding as of December 31, 2019. The Company has 4 letters of credit with a total value of $12.4 million outstanding as of December 31, 2020. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolvers and the maximum loan amount of $28.8 million, the balance available for borrowing under the revolvers was $16.4 million at December 31, 2020.
Our lending agreements contain various financial covenants, the most restrictive of which relate to debt service coverage ratios. We are in compliance with all such covenants for the period ending December 31, 2020.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at December 31, 2020
Credit Facility:
Minimum fixed charge coverage ratio	1.05:1.00	1.22:1.00
Minimum adjusted EBITDA	$13.0 million	$23.4 million
Mortgaged Centers:
EBITDAR	$10.0 million	$15.7 million
Affiliated Revolver:
Minimum adjusted EBITDA	$0.8 million	$1.8 million

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
As a result of the lease agreements above, we have recorded the underlying lease assets and finance lease obligations of $0.5 million and $0.9 million as of December 31, 2020 and 2019, respectively. These lease agreements provide terms of three to five years.
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
Net accounts receivable attributable to patient services of continuing operations totaled $53.7 million at December 31, 2020 compared to $60.5 million at December 31, 2019, representing approximately 49 days and 54 days revenue in accounts receivable, respectively. The decrease in net accounts receivable was driven by decreased census relative to the COVID-19 pandemic as well as improved cash collections. We continue to evaluate and implement additional procedures to strengthen our collection efforts and reduce the incidence of uncollectible accounts.
Market Pressures
Since the end of the year, there have been additional cases of COVID-19 at some of our centers. The Company has continued to experience reduced occupancy and increased healthcare-related expenses attributable to COVID-19 at its centers in the form of increased wages and increased cost of personal protective equipment, food and certain other supplies. The Company expects such impacts to continue throughout 2021. We have incurred additional expenditures preparing our centers for potential outbreaks of COVID-19 and providing care to our residents during required or recommended periods of isolation as a result of increased demand and supply chain constraints. National purchasing contracts are in place for all major supplies, such as food, linens and medical supplies. These contracts assist in maintaining quality, consistency and also mitigating the impact of COVID-19 on our supply chain and the resulting price impacts.
Our team members are essential to our business. We rely on our ability to attract and retain qualified nurses, therapists, and other healthcare professionals. The market for these key personnel is highly competitive, and we could experience significant increases in our operating costs due to shortages in their availability, which has been exacerbated by the COVID-19 pandemic. Like other healthcare providers, we have at times experienced difficulties in attracting and retaining qualified personnel. We may continue to experience increases in our labor costs, primarily due to higher wages and greater benefits required to attract and retain qualified healthcare personnel, and such increases may adversely affect our profitability.
Off-Balance Sheet Arrangements
We have four letters of credit outstanding totaling approximately $12.4 million as of December 31, 2020. The letters of credit serve as security deposits for certain center leases. The letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.
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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of December 31, 2020, we had outstanding borrowings of approximately $61.1 million, which were subject to variable interest rates.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES
Diversicare, with the participation of our principal executive and financial officers, has evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of December 31, 2020. Based on this evaluation, the principal executive and financial officers have determined that such disclosure controls and procedures are effective to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities Exchange Commission's rules and forms.
Management's Report on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. Management reviewed the results of its assessment with our Audit Committee.
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
Other than the items described above, there have been no changes to our internal control over financial reporting during the fiscal year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

ITEM 9B. OTHER INFORMATION
None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information concerning our Directors, Executive Officers and Corporate Governance is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 11. EXECUTIVE COMPENSATION
Information concerning Executive Compensation is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
Information concerning Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information concerning Certain Relationships and Related Transactions, and Director Independence is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information concerning the fees and services provided by our principal accountant is incorporated herein by reference to our definitive proxy statement for our 2021 Annual Meeting of Shareholders, which we will file within 120 days of the end of the fiscal year to which this Report relates.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The Financial statements and schedule for us and our subsidiaries required to be included in Part II, Item 8 are listed below.

Exhibits
The exhibits filed as part of this Report on Form 10-K are listed in the Exhibit Index below.

ITEM 16. FORM 10-K SUMMARY
None.

Exhibit
Number	Description of Exhibits

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement No. 33-76150 on Form S-1, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Registration Statement No. 33-76150 on Form S-1, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

3.4	Bylaw Amendment adopted November 5, 2007 (incorporated by reference to Exhibit 3.4 to the Company's annual report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company's Form 8-A filed March 30, 1995, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

3.6	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2001).

3.7	Certificate of Ownership and Merger of Diversicare Healthcare Services, Inc. with and into Advocat Inc. (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed March 14, 2013).

3.8	Amendment to Certificate of Incorporation dated June 9, 2016 (incorporated by reference to Exhibit 3.8 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

3.9	Bylaw Second Amendment adopted April 14, 2016 (incorporated by reference to Exhibit 3.9 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2017.

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement No. 33-76150 on Form S-1, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

4.2	Description of each class of securities registered under Section 12 of the Exchange Act.

*10.1	Master Agreement and Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement No. 33-76150 on Form S-1, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.2	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement No. 33-76150 on Form S-1, filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.3	Management Agreement effective October 1, 2000, between Diversicare Leasing Corp. and Diversicare Management Services Co. (incorporated by reference to Exhibit 10.85 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000).

*10.4	Advocat Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 28, 2010).

*10.5	First Amendment to the Diversicare Healthcare Services, Inc. 2010 Long-Term Incentive Plan (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed on April 26, 2017).

*10.6	Advocat Inc. 2008 Stock Purchase Plan for Key Personnel (incorporated by reference to Appendix A to the Company's Definitive Proxy Statement on Schedule 14A filed May 2, 2008).

*10.7	Employment Agreement effective January 1, 2013, between Leslie Campbell and Advocat Inc. (incorporated by reference to Exhibit 10.49 to the Company’s annual report on Form 10-K for the year ended December 31, 2012).

10.8	Second Amended and Restated Term Loan and Security Agreement dated February 26, 2016 (incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2016).

10.9	Second Amended and Restated Guaranty (Revolver) dated as of February 26, 2016, by the Company to and for the benefit of The PrivateBank in its capacity as administrative agent (incorporated by reference to Exhibit 10.29 to the Company's Annual Report of Form 10-K for the year ended December 31, 2018).

10.10	Second Amended and Restated Guaranty (Term) dated as of February 26, 2016, by the Company to and for the benefit of The PrivateBank in its capacity as administrative agent(incorporated by reference to Exhibit 10.30 to the Company's Annual Report of Form 10-K for the year ended December 31, 2018).

10.11	Third Amended and Restated Revolving Loan and Security Agreement dated February 26, 2016 (incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2016).

*10.12	Amendment to Diversicare Healthcare Services, Inc. 2008 Employee Stock Purchase Plan for Key Personnel (incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

10.13	First Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated August 3, 2016 (incorporated by reference to exhibit 10.12 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

10.14	First Amendment to Second Amended and Restated Term Loan and Security Agreement dated August 3, 2016 (incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

10.15	Second Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated October 3, 2016 (incorporated by reference to exhibit 10.3 to the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2016).

10.16	Third Amendment to the Third Amended and Restated Revolving Loan and Security Agreement dated December 29, 2016 (incorporated by reference to Exhibit 10.55 to the Company's Annual Report of Form 10-K for the year ended December 31, 2016).

**10.17	Amended and Restated Golden Living Master Lease Agreement dated November 1, 2016 (incorporated by reference to Exhibit 10.57 to the Company's Annual Report of Form 10-K for the year ended December 31, 2016).

10.18	Fourth Amendment to the Third Amended and Restated Revolving Loan And Security Agreement dated June 30, 2017 (incorporated by reference to exhibit 10.1 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2017).

10.19	Second Amendment to the Second Amended and Restated Term Loan and Security Agreement dated June 30, 2017 (incorporated by reference to exhibit 10.2 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2017).

10.20	Fifth Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated February 27, 2018 (incorporated by reference to Exhibit 10.61 to the Company's Annual Report of Form 10-K for the year ended December 31, 2017).

10.21	Third Amendment to Second Amended and Restated Term Loan and Security Agreement dated February 27, 2018 (incorporated by reference to Exhibit 10.62 to the Company's Annual Report on Form 10-K for the year ended December 31, 2017).

*10.22	Employment Agreement effective September 10, 2018, between Kerry D. Massey and Diversicare Healthcare Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed September 5, 2018).

*10.23	Amended Employment Agreement effective July 6, 2018, between James R. McKnight, Jr. and Diversicare Healthcare Services, Inc. (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K filed September 20, 2018).

**10.24	Master Lease Agreement Effective October 1, 2018 by and between the Company and Omega Healthcare Investors (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).

10.25	Amended and Restated Guaranty in favor of Omega Healthcare Investors, Inc. dated October 1, 2018. (incorporated by reference to Exhibit 10.46 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018).

10.26	Amended and Restated Security Agreement dated October 1, 2018 by and among the Company and a syndicate of financial institutions and banks (incorporated by reference to Exhibit 10.48 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018).

10.27	Fourth Amendment to Second Amended and Restated Term Loan and Security Agreement dated December 1, 2018 (incorporated by reference to Exhibit 10.49 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018).

10.28	Sixth Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated December 1, 2018 (incorporated by reference to Exhibit 10.50 to the Company's Annual Report on Form 10-K for the year ended December 31, 2018).

10.29	Seventh Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated May 13, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.30	Fifth Amendment to Second Amended and Restated Term Loan and Security Agreement dated May 13, 2019 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2019).

10.31	First Amendment to Omega Master Lease Agreement dated August 20, 2019 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019).

10.32
Eighth Amendment to Third Amended and Restated Revolving Loan and Security Agreement dated February 25, 2020 (incorporated by reference to Exhibit 10.36 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).

10.33
Sixth Amendment to Second Amended and Restated Term Loan and Security Agreement dated February 25, 2020 (incorporated by reference to Exhibit 10.37 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).

10.34
First Amendment to Revolving Loan and Security Agreement dated February 25, 2020 (incorporated by reference to Exhibit 10.38 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).

10.35
Settlement Agreement with the U.S. Department of Justice and the State of Tennessee dated February 14, 2020 (incorporated by reference to Exhibit 10.39 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).

10.36
Corporate Integrity Agreement with the Office of the Inspector General of CMS dated February 14, 2020 (incorporated by reference to Exhibit 10.40 to the Company's Annual Report on Form 10-K for the year ended December 31, 2019).

*10.37	Leslie Campbell Separation Agreement (incorporated by reference to Exhibit 10.6 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

*10.38	Employment Agreement effective March 2, 2020, between Rebecca Bodie and Diversicare Healthcare Services, Inc. (incorporated by reference to Exhibit 10.7 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.39
Ninth Amendment to Third Amended and Restated Revolving Loan and Security Agreement Ninth Amendment to Third Amended and Restated Revolving Loan and Security Agreement
dated April 3, 2020 (incorporated by reference to Exhibit 10.8 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.40	Seventh Amendment to Second Amended and Restated Term Loan and Security Agreement dated April 3, 2020 (incorporated by reference to Exhibit 10.9 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.41		Second Amendment to Revolving Loan and Security Agreement dated April 3, 2020 (incorporated by reference to Exhibit 10.10 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020).

10.42
Third Amended and Restated Term Loan and Security Agreement dated October 14, 2020 (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.43
Fourth Amended Revolver and Security Agreement dated October 14, 2020 (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

10.44		Amended and Restated Revolving Loan and Security Agreement dated October 14, 2020 by and among affiliates of the Registrant and CIBC Bank (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020).

21		Subsidiaries of the Registrant.

23.1		Consent of BDO USA, LLP.

31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS		XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH		Inline XBRL Taxonomy Extension Schema Document

101.CAL		Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB		Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE		Inline XBRL Taxonomy Extension Presentation Linkbase Document

104		Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101

	*	Indicates management contract or compensatory plan or arrangement.
	**	Confidential treatment has been requested for portions of this exhibit

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVERSICARE HEALTHCARE SERVICES, INC.

/s/ Chad A. McCurdy
Chad A. McCurdy
Chairman of the Board
March 11, 2021

/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
President and Chief Executive Officer
(Principal Executive Officer)
March 11, 2021

/s/ Kerry D. Massey
Kerry D. Massey
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)
March 11, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Chad A. McCurdy	/s/ Robert Z. Hensley
Chad A. McCurdy	Robert Z. Hensley
Chairman of the Board and Director	Director
March 11, 2021	March 11, 2021

/s/ James R. McKnight, Jr.	/s/ Leslie K. Morgan
James R. McKnight, Jr.	Leslie K. Morgan
President and Chief Executive Officer	Director
Director	March 11, 2021
March 11, 2021

/s/ Robert A. McCabe, Jr.	/s/ Richard M. Brame
Robert A. McCabe, Jr.	Richard M. Brame
Director	Director
March 11, 2021	March 11, 2021

/s/ Ben R. Leedle, Jr.
Ben R. Leedle, Jr.
Director
March 11, 2021

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES

Consolidated Financial Statements
For the Years Ended December 31, 2020 and 2019
Together with Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Diversicare Healthcare Services, Inc.
Brentwood, Tennessee

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Diversicare Healthcare Services, Inc. (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity (deficit), and cash flows for the years then ended, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Reserve for Professional and General Liability Claims
As described in Note 12 to the consolidated financial statements, the Company recorded a reserve for reported and estimated future self-insured professional and general liability claims of $24.7 million as of December 31, 2020. This reserve included estimates of liabilities for incurred but not reported claims, estimates of liabilities for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. Semi-annually, the Company engages a third-party actuary to assist management in the evaluation of this reserve.
We identified the determination of the reserve for reported and estimated future self-insured professional and general liability claims as a critical audit matter. Determination of the reserve includes: (i) judgments made by management when assessing claims, especially those which extend beyond a year, including assumptions related to anticipated total cost of the claims, (ii) assumptions developed by the third-party actuary for the current-year reserves and incurred but not reported estimates, and (iii) an assessment of the completeness and accuracy of the underlying data used in the estimation process including claims incurred and claims settlements. Auditing these aspects of the reserve involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the specialized skills and knowledge needed.
The primary procedures we performed to address this critical audit matter included:
a.Obtaining an understanding and evaluating the design and implementation of certain controls relating to management’s evaluation and assessment of the reasonableness of significant judgments and assumptions developed by the third-party actuary, as well as controls over the completeness and accuracy of the underlying data used, including claims incurred and claims settlements.
b.Evaluating sources of data and assumptions used by management in determining the reserve for reported and estimated future self-insured professional and general liability claims by evaluating the reasonableness of management’s judgments regarding open claims, performing a retrospective review of historical claims experience, and analyzing industry and historical claims data used in developing the assumptions.
c.Testing the completeness and accuracy of the underlying reported claims data provided to the Company’s actuarial specialist.
d.Utilizing professionals with specialized skill and knowledge to assist in our evaluation of the complex assumptions and methodologies applied by management’s specialist and assessing the accuracy of the Company’s reserve for estimated future self-insured professional and general liability claims.
Recognition of Amounts Received From Provider Relief Fund
As described in Note 2 to the consolidated financial statements, during the year ended December 31, 2020, the Company received $47.2 million in cash distributed from the Public Health and Social Services Emergency Fund, also known as the Provider Relief Fund, as a result of the COVID-19 pandemic. During 2020, the Company recognized $19.8 million in “other operating income” in the Company’s results of operations for the year ended December 31, 2020 and utilized $1.5 million of these funds for capital improvements to prevent the spread of COVID-19. The remaining stimulus funds of $25.9 million as of December 31, 2020 are classified as "deferred income" on the consolidated balance sheet.
We identified the recognition of income related to the Provider Relief Fund as a critical audit matter. Significant auditor judgment was involved in evaluating the Company’s interpretation of applicable guidance and regulations used in determining the amount and supportability of income recognized, including a judgmental assessment of associated terms and conditions.
The primary procedures we performed to address this critical audit matter included:
a.Obtaining an understanding and evaluating the design and implementation of certain controls relating to management’s elected framework, as well as controls over the completeness and accuracy of the underlying data used.
b.Evaluating amounts recognized under management’s elected framework, specifically reviewing the estimate of lost revenues and quantification of permissible COVID-19 related healthcare expenses for reasonableness based on guidance issued by relevant regulatory agencies, including the U.S. Department of Health and Human Services.
c.Testing the completeness and accuracy of the underlying data used in management’s elected framework.
d.Testing a sample of attestations to evidence compliance with associated terms and conditions.
/s/ BDO USA, LLP
We have served as the Company's auditor since 2002.
Nashville, Tennessee
March 11, 2021

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2020 AND 2019
(in thousands, except per share amounts)

ASSETS	2020	2019	LIABILITIES AND SHAREHOLDERS' DEFICIT	2020	2019

CURRENT ASSETS:			CURRENT LIABILITIES:
Cash	$30,821	$2,710	Current portion of long-term debt and finance lease obligations	$1,660	$3,498
Receivables	53,691	60,521	Current portion of operating lease liability	28,583	23,736
Self-insurance receivables	1,025	1,011	Trade accounts payable	13,901	14,641
Other receivables	4,622	2,534	Accrued expenses:
Prepaid expenses and other current assets	5,356	5,056	Payroll and employee benefits	15,393	16,780
Income tax refundable	1,746	484	Self-insurance reserves, current portion	12,665	13,829
Total current assets	97,261	72,316	Deferred income	25,900	—
			Other current liabilities	14,743	11,545
			Total current liabilities	112,845	84,029

PROPERTY AND EQUIPMENT, at cost	135,234	132,775	NONCURRENT LIABILITIES:
Less accumulated depreciation and amortization	(91,914)	(85,020)	Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	58,526	70,637
Property and equipment, net	43,320	47,755	Operating lease liability, less current portion	274,155	295,636
			Self-insurance reserves, less current portion	15,476	16,291
			Government settlement accrual	8,000	9,000
			Other noncurrent liabilities	2,155	1,691
			Total noncurrent liabilities	358,312	393,255
OTHER ASSETS:			COMMITMENTS AND CONTINGENCIES
Operating lease right-of-use assets	290,296	310,238	SHAREHOLDERS’ DEFICIT:
Other noncurrent assets	3,773	4,323	Common stock, authorized 20,000 shares, $.01 par value, 7,079 and 6,908 shares issued, and 6,847 and 6,676 shares outstanding, respectively	71	69
Acquired leasehold interest, net	5,202	5,736	Treasury stock at cost, 232 shares of common stock	(2,500)	(2,500)
Total other assets	299,271	320,297	Paid-in capital	24,596	24,026
	$439,852	$440,368	Accumulated deficit	(53,510)	(59,079)
			Accumulated other comprehensive income	38	568
			Total shareholders’ deficit	(31,305)	(36,916)
				$439,852	$440,368

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2020	2019
PATIENT REVENUES, NET	$475,718	$475,020
OTHER OPERATING INCOME	23,802	—
EXPENSES:
Operating	389,248	380,870
Lease and rent expense	54,001	52,990
Professional liability	8,310	6,996
Government settlement expense	—	3,100
General and administrative	27,691	28,009
Depreciation and amortization	9,069	9,122
Total expenses	488,319	481,087
OPERATING INCOME (LOSS)	11,201	(6,067)
OTHER INCOME (EXPENSE):
Other income	53	281
Interest expense, net	(5,008)	(5,994)
Debt retirement costs	(247)	—
Total other income (expense)	(5,202)	(5,713)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,999	(11,780)
(PROVISION) BENEFIT FOR INCOME TAXES	531	(15,694)
INCOME (LOSS) FROM CONTINUING OPERATIONS	6,530	(27,474)
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
Operating loss, net of income tax (provision) benefit of $365 and ($517), respectively	(1,371)	(9,322)
Gain on lease modification, net of tax	—	733
INCOME (LOSS) FROM DISCONTINUED OPERATIONS	(1,371)	(8,589)
NET INCOME (LOSS)	$5,159	$(36,063)
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.99	$(4.25)
Discontinued operations	(0.21)	(1.33)
	$0.78	$(5.58)
Per common share – diluted
Continuing operations	$0.97	$(4.25)
Discontinued operations	(0.20)	(1.33)
	$0.77	$(5.58)
DIVIDENDS DECLARED PER SHARE OF COMMON STOCK	$—	$—
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,615	6,459
Diluted	6,705	6,459

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Years Ended December 31,
	2020	2019
NET INCOME (LOSS)	$5,159	$(36,063)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedge, net of tax	(530)	(269)
Total other comprehensive income (loss)	(530)	(269)
COMPREHENSIVE INCOME (LOSS)	$4,629	$(36,332)
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(in thousands)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Shareholders' Equity (Deficit)
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2018	6,751	$68	232	$(2,500)	$23,413	$(23,016)	$837	$(1,198)
Net loss	—	—	—	—	—	(36,063)	—	(36,063)
Issuance/redemption of equity grants, net	157	1	—	—	40	—	—	41
Interest rate cash flow hedge	—	—	—	—	—	—	(269)	(269)
Stock based compensation	—	—	—	—	573	—	—	573

BALANCE, DECEMBER 31, 2019	6,908	69	232	(2,500)	24,026	(59,079)	568	(36,916)
Net income	—	—	—	—	—	5,159	—	5,159
Issuance/redemption of equity grants, net	171	2	—	—	—	—	—	2
Interest rate cash flow hedge	—	—	—	—	—	410	(530)	(120)
Stock based compensation	—	—	—	—	570	—	—	570

BALANCE, DECEMBER 31, 2020	7,079	$71	232	$(2,500)	$24,596	$(53,510)	$38	$(31,305)

The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,159	$(36,063)
Loss from discontinued operations	(1,371)	(8,589)
Income (loss) from continuing operations	6,530	(27,474)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	9,069	9,122
Deferred income tax provision (benefit)	(1,227)	15,421
Provision for self-insured professional liability, net of cash payments	372	4,739
Stock based and deferred compensation	570	573
Debt retirement costs	247	—
Provision for leases, net of cash payments	3,063	3,897
Amortization of right-of-use assets	23,942	21,890
Government settlement expense	—	3,100
Other	482	1,507
Changes in other assets and liabilities affecting operating activities:
Receivables	6,816	9,200
Prepaid expenses and other assets	(3,060)	(6,693)
Trade accounts payable and accrued expenses	(579)	(1,793)
Deferred income	25,900	—
Operating lease liabilities	(23,938)	(21,154)
Net cash provided by continuing operations	48,187	12,335
Net cash used in discontinued operations	(1,371)	(7,003)
Net cash provided by operating activities	46,816	5,332
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(4,100)	(4,980)
Purchases of property and equipment with stimulus funds	(1,496)	—
Net cash used in continuing operations	(5,596)	(4,980)
Net cash provided by discontinued operations	—	6
Net cash used in investing activities	(5,596)	(4,974)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt and finance lease obligations	(81,864)	(12,541)
Proceeds from issuance of debt	68,485	12,500
Proceeds from stimulus funds used to purchase property and equipment	1,496	—
Financing costs	(1,228)	(333)
Issuance and redemption of employee equity awards	2	41
Net cash used in continuing operations	(13,109)	(333)
Net cash provided by (used in) discontinued operations	—	—
Net cash used in financing activities	(13,109)	(333)
(Continued)

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(continued)

	Years Ended December 31,
	2020	2019
NET INCREASE IN CASH	$28,111	$25
CASH, beginning of period	2,710	2,685
CASH, end of period	$30,821	$2,710
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash payments of interest	$4,483	$5,390
Cash payments of income taxes	$57	$432
SUPPLEMENTAL INFORMATION ON NON-CASH INVESTING AND FINANCING TRANSACTIONS:
Acquisition of equipment through finance lease	$44	$483
Acquisition of operating leases through adoption of ASC Topic 842	$—	$389,403
Lease modification	$7,051	$(48,877)
The accompanying notes are an integral part of these consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020 and 2019
(Dollars and shares in thousands, except per share data)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Business
Diversicare Healthcare Services, Inc. ("Diversicare" or the "Company") provides a broad range of post-acute care services to patients and residents including skilled nursing, ancillary health care services and assisted living. In addition to the nursing and social services usually provided in long-term care centers, we offer a variety of rehabilitative, nutritional, respiratory, and other specialized ancillary services. The Company operates and reports as one reportable operating segment. The Company believes that this structure reflects its current operational and financial management.
As of December 31, 2020, our continuing operations consist of 61 nursing centers with 7,250 licensed skilled nursing beds. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted living and other residential beds. Our continuing operations include centers in Alabama, Indiana, Kansas, Mississippi, Missouri, Ohio, Tennessee, and Texas. The number of centers and beds denoted in these consolidated financial statements are unaudited.
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
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes, among other things, modifications to the limitation on business interest expense and net operating loss provisions relative to the payment of Federal income taxes and allows an optional payment deferral of the employer's portion of Social Security taxes that were otherwise due through December 31, 2020. These provisions of the CARES Act were effective after the date of enactment and also include the appropriation of stimulus funds to Medicare and Medicaid providers. The Paycheck Protection Program and Health Care Enhancement Act ("PPPHCE Act"), enacted on April 24, 2020, and the Consolidated Appropriations Act, 2021 ("CAA"), enacted December 27, 2020, provide for additional emergency appropriations for COVID-19 response.
Together, the CARES Act, PPPHCE Act, and CAA authorize funding to healthcare entities to be distributed through the Public Health and Social Services Emergency Fund ("PHSSEF"), also known as the Provider Relief Fund. Payments from PHSSEF are intended to compensate providers for lost revenues and healthcare-related expenses attributable to the COVID-19 pandemic only. As long as the recipient has sufficient COVID-19 attributable expenses and lost revenues, as defined by the PHSSEF, between January 1, 2020 and June 30, 2021 and complies with certain terms and conditions, these payments are not required to be repaid. The terms and conditions include, among others, requirements to comply with certain reporting requirements, limitations on balance billing and restrictions against using PHSSEF funds to reimburse expenses or losses that have been reimbursed from other sources or that other sources are obligated to reimburse. On December 27, 2020, the CAA was enacted which included clarifications addressing the calculation and reporting of lost revenue. Additionally, the CAA indicated that targeted distribution payments made to an eligible entity may be allocated by the entity's parent organization among its subsidiary eligible health care providers. On January 15, 2021, HHS released additional guidance explaining the updated requirements implemented by the CAA on calculating lost revenue and the reporting process. In addition, the CAA also indicates that targeted distribution payments made to an eligible entity may be allocated by the entity's parent organization among its subsidiary eligible health care providers, and the entity receiving the targeted distribution payments remains responsible for reporting obligations. The Company is utilizing these funds to compensate for COVID-19 attributable lost revenues and pay for permissible expenses, including but are not limited to increased wages and increased costs for personal protective equipment, infection control supplies, and COVID-19 testing. The Company is still evaluating the most recent guidance; however, the Company currently anticipates, but cannot guarantee, that it will have sufficient COVID-19 attributable expenses and lost revenues to retain the PPSSEF payments it has received to date. The Company will not be able to determine the amount of used funds until the form, process and reporting rules are finalized by the federal- government, and the Company knows the full extent of its COVID-19 attributable expenses and lost revenues. There also can be no assurance that the PHSSEF funds will ultimately be enough to reimburse the Company for the full extent of its COVID-19 attributable expenses.
In addition, we have experienced and may continue to experience supply chain disruptions, including delays and price increases in equipment, pharmaceuticals, and medical supplies. Staffing, equipment, and pharmaceutical and medical supplies and vaccine shortages may impact our ability to admit and treat patients. We have incurred, and may continue to incur, increased expenses arising from the COVID-19 pandemic. We have also experienced reduced occupancy in our centers, in part due to perceived risks by patients and family members of residential care and their perception of restrictions such as limited visitation policies, a reduction in patients released to nursing homes from hospitals and other healthcare facilities, and a general reluctance to seek medical care or interface with the healthcare system during the pandemic or for an undetermined period of time. Occupancy may also be affected by the data each nursing home is required to report, including the number of confirmed and suspected cases of COVID-19 and resident deaths related to COVID-19, which is made publicly available through the CDC National Healthcare Safety Network.
Since the end of the year, there have been additional cases of COVID-19 at certain of our centers. The Company has continued to experience reduced occupancy and increased operating expenses at its centers in the form of increased wages and increased costs for personal protective equipment, food and certain other supplies. The Company expects such increased expenses to continue and likely increase further into 2021. Refer to Note 2 "COVID-19 Pandemic" for further information.
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
The Company performed analyses using the application of the portfolio approach as a practical expedient to group patient contracts with similar characteristics, such that revenue for a given portfolio would not be materially different than if it were evaluated on a contract-by-contract basis. These analyses incorporated consideration of reimbursements at varying rates from Medicaid, Medicare, Managed Care, Private Pay, Assisted Living, Hospice, and Veterans for services provided in each corresponding state. It was determined that the contracts, within each respective group listed below, are not materially different for the following groups: Medicaid, Medicare, Managed Care and Private Pay and other (Assisted Living, Hospice and Veterans).
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
The Company satisfies its performance obligation by providing quality of care services to its patients and residents on a daily basis until termination of the contract. The performance obligation is recognized at a point in time, by day, for which the services are provided. For these contracts, the Company has the right to consideration from the customer in an amount that directly corresponds with the value to the customer of the Company's performance to date. Therefore, the Company recognizes revenue based on the amount billable to the customer in accordance with the practical expedient in ASC 606-10-55-18. Additionally, because the Company applied ASC 606 using certain practical expedients, the Company elected not to disclose the aggregate amount of the transaction price for unsatisfied, or partially unsatisfied, performance obligations for all contracts with an original expected length of one year or less.
The Company incurs costs related to patient/resident contracts, such as legal and advertising expenses. The contract costs are expensed as incurred. They are not expected to be recovered and are not chargeable to the patient/resident regardless of whether the contract is executed. See Note 5, “Revenue Recognition and Receivables.”
CARES Act and PPPHCE Act Funds
During 2020, the Company implemented certain changes to our accounting policies related to the recognition of stimulus funds through the CARES Act, the PPPHCE Act and CAA. There is no U.S. GAAP that explicitly covers accounting for government "grants" to for-profit entities with the exception of certain agricultural subsidies. In the absence of authoritative U.S. GAAP guidance, the Company considered the application of other authoritative accounting guidance by analogy and concluded that the guidance outlined in International Accounting Standard 20 - Accounting for Government Grants and Disclosures of Government Assistance ("IAS 20") was the most appropriate analogy for the purpose of recording and classifying the federal and state grant funds received by the Company. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once both of the following conditions are met: (1) the Company is eligible to receive the grant, and (2) the Company is able to comply with the relevant conditions of the grant. In accordance with such conditions, Federal and state stimulus funds that are recognized to offset healthcare related expenses and/or lost revenue attributable to COVID-19 are reflected as "other operating income" on the accompanying consolidated statement of operations. Federal stimulus funds received and used toward capital improvements that assist with the response to and prevention and spread of COVID-19 is accounted for as a capital grant. For such an asset acquired with the use of a stimulus funds, the Company will recognize the asset as a net zero asset. Refer to Note 2, "COVID-19 Pandemic" for additional information.
Additionally, the Company has received Medicaid stimulus funds, which are recognized in accordance with ASC 606. Refer to Note 5, "Revenue Recognition and Receivables" for additional information.
Lease Expense
As of December 31, 2020, the Company operates 46 nursing centers under operating leases, including 23 owned by Omega, 20 owned by Golden Living and three owned by other parties. The Company's operating leases generally require the Company to pay stated rent, subject to increases based on changes in the Consumer Price Index or a minimum percentage increase. The Company's Master Lease Agreements with Omega and Golden Living require the Company to pay certain scheduled rent increases. Such scheduled rent increases are recorded as additional lease expense on a straight-line basis recognized over the term of the related leases and the difference between the amounts recorded for rent expense as compared to rent payments is recorded as an accrued liability.
See Note 3, "Business Development and Other Significant Transactions" and Note 12, "Commitments and Contingencies" for a discussion regarding the Company's Master Lease Agreements with Omega and Golden Living and the addition of certain leased centers.
Classification of Expenses
The Company classifies all expenses (except lease, interest, depreciation and amortization expenses) that are associated with its corporate and regional management support functions as general and administrative expenses within continuing operations. All other expenses (except lease, professional liability, government settlement expense, interest, depreciation and amortization expenses) incurred by the Company at the center level for continuing operations are classified as operating expenses.
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
Deferred Financing and Other Costs
The Company records deferred financing and lease costs for direct and incremental expenditures related to entering into or amending debt and lease agreements. These expenditures include lenders' and attorneys' fees. Financing costs are amortized using the effective interest method over the term of the related debt. The amortization is reflected as interest expense in the accompanying consolidated statements of operations. See Note 8, "Long-term Debt, Interest Rate Swap and Finance Lease Obligations" for further discussion.
Acquired Leasehold Interest
The Company has recorded an acquired leasehold interest intangible asset related to an acquisition completed during 2007. The intangible asset is accounted for in accordance with the Financial Accounting Standards Board's ("FASB") guidance on goodwill and other intangible assets, and is amortized on a straight-line basis over the remaining life of the acquired lease. As discussed in Note 3, "Business Developments and Other Significant Transactions," the Company entered into a new Master Lease Agreement (the "Omega Master Lease") with  Omega Healthcare Investors ("Omega") on October 1, 2018, which was subsequently modified on August 30, 2019. The Omega Master Lease includes the seven centers to which the intangible asset relates. As such, the intangible asset is now being amortized over an adjusted remaining life, consistent with the term of the Omega Master Lease, which goes through September 30, 2030. Amortization expense of approximately $534 and $571 related to this intangible asset was recorded during each of the years ended December 31, 2020 and 2019, respectively.
The carrying value of the acquired leasehold interest intangible and the accumulated amortization are as follows:

	December 31,
	2020	2019
Acquired leasehold interest, gross	$10,652	$10,652
Accumulated amortization	(5,450)	(4,916)
Acquired leasehold interest, net	$5,202	$5,736
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
The expected amortization expense for the acquired leasehold interest intangible asset is as follows:

2021	$534
2022	534
2023	534
2024	534
2025	534
Thereafter	2,532
$5,202
Self-Insurance
Self-insurance liabilities primarily represent the unfunded accrual for self-insured risks associated with general and professional liability claims, employee health insurance and workers' compensation. The Company's health insurance liability is based on known claims incurred and an estimate of incurred but unreported claims determined by an analysis of historical claims paid. The Company's workers' compensation liability relates primarily to periods of self-insurance and consists of an estimate of the future costs to be incurred for the known claims.
Final determination of the Company's actual liability for incurred general and professional liability claims is a process that may take years. The Company evaluates the adequacy of this liability on a quarterly basis. Semi-annually, the Company retains a third-party actuarial firm to assist in the evaluation of this unfunded accrual. The actuary assists management in the preparation of the appropriate accrual for incurred but not reported general and professional liability claims based on data furnished by the Company. The actuary primarily utilizes historical data regarding the frequency and cost of the Company's past claims over a multi-year period, industry data and information regarding the number of occupied beds to develop its estimates of the Company's ultimate professional liability cost for current periods.
On a quarterly basis, the Company obtains reports of asserted claims and lawsuits incurred. These reports, which are provided by the Company's insurers and a third party claims administrator, contain information relevant to the actual expense already incurred for each claim as well as the third-party administrator's estimate of the anticipated total cost of the claim. This information is reviewed by the Company quarterly and provided to the actuary semi-annually. Based on the Company's evaluation of the actual claim information obtained, the semi-annual estimates received from the third-party actuary, the amounts paid and committed for settlements of claims and on estimates regarding the number and cost of additional claims anticipated in the future, the reserve estimate for a particular period may be revised upward or downward on a quarterly basis. Any increase in the accrual has an unfavorable impact on results of operations in the period and any reduction in the accrual increases results of operations during the period.
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

Where the Company believes that a tax position is supportable for income tax purposes, the item is included in its income tax returns. Where treatment of a position is uncertain, liabilities are recorded based upon the Company’s evaluation of the “more likely than not” outcome considering the technical merits of the position. While the judgments and estimates made by the Company are based on management’s evaluation of the technical merits of a matter, historical experience and other assumptions that management believes are appropriate and reasonable under current circumstances, actual resolution of these matters may differ from recorded estimated amounts, resulting in charges or credits that could materially affect future financial statements. See Note 11, "Income Taxes" for additional information related to the provision for income taxes.
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
As further discussed in Note 8, "Long-term Debt, Interest Rate Swap and Finance Lease Obligations", the Company terminated its interest rate swap in conjunction with refinancing its debt in October 2020.
As the Company's interest rate swap, a cash flow hedge, was not traded on a market exchange, the fair value was determined using a valuation model based on a discounted cash flow analysis. This analysis reflected the contractual terms of the interest rate swap agreement and used observable market-based inputs, including estimated future LIBOR interest rates. The fair value of the Company's interest rate swap was the net difference in the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts were based on the expectation of future interest rates and were observable inputs available to a market participant. The interest rate swap valuation was classified in Level 2 of the fair value hierarchy. The debt balances as presented in the consolidated balance sheets approximate the fair value of the respective instruments as the debt was at a variable rate, the estimates of which were considered Level 2 fair value calculations within the fair value hierarchy.
The following table presents by level, within the fair value hierarchy, assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019:

December 31, 2020	Fair Value Measurements - Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
Interest rate swap	$—	$—	$—	$—

December 31, 2019	Fair Value Measurements - Assets (Liabilities)
	Total	Level 1	Level 2	Level 3
Interest rate swap	$(57)	$—	$(57)	$—
The change in fair value of the Company's cash flow hedge is detailed in the Company's Consolidated Statements of Comprehensive Income (Loss).

Net Income (Loss) per Common Share
The Company follows the FASB's guidance on Earnings Per Share for the financial reporting of net income (loss) per common share. Basic earnings per common share excludes dilution and restricted shares and is computed by dividing income available to common shareholders by the weighted-average number of common shares, excluding restricted shares, outstanding for the period. Diluted earnings per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or otherwise resulted in the issuance of common stock that then shared in the earnings of the Company. See Note 10, "Net Income (Loss) per Common Share" for additional disclosures about the Company's Net Income (Loss) per Common Share.
Stock Based Compensation
The Company follows the FASB's guidance on Stock Compensation to account for share-based payments granted to team members and recorded non-cash stock based compensation expense of $570 and $573 during the years ended December 31, 2020 and 2019, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. See Note 9, "Shareholders' Equity, Stock Plans and Preferred Stock" for additional disclosures about the Company's stock based compensation plans.
Accumulated Other Comprehensive Income (Loss)
Accumulated other comprehensive income consists of other comprehensive income (loss). Comprehensive income (loss) is a more inclusive financial reporting method that includes disclosure of financial information that historically has not been recognized in the calculation of net income (loss). Currently, the Company's other comprehensive income (loss) consists of the change in fair value of the Company's interest rate swap transaction previously accounted for as a cash flow hedge.
Accounting Standards Recently Issued
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
2. COVID-19 PANDEMIC
As of December 31, 2020, the Company has received $47,158 from the PHSSEF, and recognized $19,762 as income, which is included in "other operating income" in the Company's results of operations for the year ended December 31, 2020. For the year ended December 31, 2020, the Company utilized $1,496 of these stimulus dollars to fund capital improvements to prevent the spread of COVID-19. The remaining stimulus funds of $25,900 as of December 31, 2020 are classified as "deferred income" on the consolidated balance sheet, which also includes Nursing Home Infection Control Distributions. The Nursing Home Infection Control Distributions, which also include infection control quality incentive payments, are subject to terms and conditions that require recipients to use the funds for infection control expenses. HHS has not yet published reporting requirements for these distributions and has not yet stipulated a time period by which these funds must be used. Additionally, the Families First Coronavirus Response Act provided states with a temporary increase in the regular federal matching rate, or federal medical assistance percentage, used to determine the federal government's share of the cost of covered services in state Medicaid programs, provided the states agreed to certain conditions such as not imposing cost-sharing requirements for COVID-19-related testing and treatment. The Company recognized $4,040 of grant funds from states, which is included in "other operating income" in the Company's results of operations for the year ended December 31, 2020. The Company recognized $16,965 for the year ended December 31, 2020 of Medicaid and Hospice dollars related to this temporary increase in the federal matching rate, which related to patient services rendered between March and December 2020 and is reflected in "patient revenues, net" in the Company's results of operations for the year ended December 31, 2020.
The Company initially elected to participate in the payment deferral of the employer's portion of Social Security taxes. During the third quarter of 2020, the Company ceased the deferral election and paid $3,185. As of December 31, 2020, the Company has no remaining liability related to the payment deferral and does not expect to participate in the payment deferral going forward.
The CARES Act and other stimulus legislation also include other provisions offering financial relief, for example suspending the Medicare sequestration from May 1, 2020 through March 31, 2021, which would have otherwise reduced payments to Medicare providers by 2%, although the sequestration was extended through 2030. For the twelve months ended December 31, 2020, the suspension of the Medicare sequestration positively impacted net patient revenues by $1,824.
The Company incurred an additional $21,211 of labor expenses, $4,661 of supplies expense, $5,978 of employee testing expense and $491 of travel expense related to the COVID-19 pandemic for the year ended December 31, 2020. These expenses are reflected in "operating expense" in the Company's results of operations for the year ended December 31, 2020.
The Company is closely monitoring and evaluating the impact of the COVID-19 pandemic on all aspects of its business. We have identified team members and patients who have tested positive for COVID-19 at all of our centers, and we have incurred an increase in the costs of caring for the team members, patients, and residents in those centers. The Company has also experienced reduced occupancy at its centers and has incurred additional expenditures preparing its centers for potential outbreaks and maintaining the healthcare delivery capacity of its centers. While we have experienced reduced occupancy and increased expenses, we received additional PHSSEF and other stimulus funds during 2020, which have been used and are expected to continue to be used to mitigate the impact of COVID-19 attributable lost revenues associated with the reduced occupancy as well as increased expenses, and any cash flow or liquidity impacts therefrom. The Company has an interdisciplinary team monitoring and staying up to date on the latest information about COVID-19. The Company has implemented precautionary measures and response protocols to minimize the spread of COVID-19, following guidance from CMS and the CDC. Nevertheless, the Company expects additional COVID-19 cases will occur at our facilities. The Company is continuing to evaluate and consider the potential impact that COVID-19 may have on its liquidity, financial condition and results of operations due to numerous uncertainties. However, given the uncertainty as to the duration of the COVID-19 pandemic and the timing and availability of effective medical treatment and vaccines, it could have a material adverse effect on the Company's future results of operations, financial condition and liquidity.
3. BUSINESS DEVELOPMENTS AND OTHER SIGNIFICANT TRANSACTIONS
2018 Omega Master Lease
On October 1, 2018, the Company entered into the Omega Master Lease Agreement (the "Lease") with Omega to lease 34 centers currently owned by Omega and operated by Diversicare. The old Master Lease with the Lessor provided for its operation of 23 skilled nursing centers in Texas, Kentucky, Alabama, Tennessee, Florida, and Ohio. Additionally, Diversicare operated 11 centers owned by Omega under separate leases in Missouri, Kentucky, Indiana, and Ohio. The Omega Master Lease entered into by Diversicare and Omega consolidated the leases for all 34 centers under one new Master Lease Agreement. The Omega Master Lease has an initial term of twelve years with two optional 10-year extensions. The Lease has a common date of annual lease fixed escalators of 2.15% beginning on October 1, 2019.
On August 30, 2019, the Company terminated operations of ten centers in Kentucky and concurrently transferred operations to a new operator. The agreement effectively amended the Omega Master Lease to remove the ten Kentucky facilities, reduce the annual rent expense, and release the Company from any further obligations arising under the Omega Master Lease with respect to the Kentucky facilities. The remaining Lease terms remain unchanged with an initial term of twelve years and two optional 10-year extensions. The annual lease fixed escalator remains at 2.15% beginning on October 1, 2019.
Therapy Services
Effective November 1, 2020, the Company entered into agreements with a third party therapy company to outsource the therapy services that were previously provided by the Company through its wholly owned subsidiary Diversicare Therapy Services. The outsourced services include all physical, occupational, and speech therapy provided to patients of the Company’s facilities. The contracts are for a three-year term, absent termination for cause by either party.
2020 Lease Amendment
On December 1, 2020, the Company entered into an agreement with Omega to transfer operations of a facility located in Florida to another operator. The agreement effectively amended the Omega Master Lease to remove this center, reduce the annual rent expense, and release the Company from any further obligations arising under the Omega Master Lease with respect to the Florida facility. The remaining Lease terms remain unchanged with an initial term of twelve years and two optional 10-year extensions. The annual lease fixed escalator remains at 2.15%.

Quality Incentive Payment Program
The Company recently expanded its participation in a QIPP as administered by the Texas Health and Human Services Commission. QIPP provides supplemental Medicaid payments for skilled nursing centers that achieve certain quality measures. The Company previously had one of its Texas skilled nursing centers participating in the QIPP. During April 2019, the Company enrolled an additional eleven of its Texas skilled nursing centers in the program, such that eleven of the Company’s centers participate in the QIPP effective September 1, 2019. To allow four of these centers to meet the QIPP participation requirements, the Company entered into a transaction with a Texas medical district already participating in the QIPP, providing for the transfer of the provider license from the Company to the medical district. The Company’s operating subsidiary retained the management of the centers on behalf of the medical district.
4. DISCONTINUED OPERATIONS
Kentucky Disposition
On October 30, 2018, the Company entered into an Asset Purchase Agreement (the "Agreement") with Fulton Nursing and Rehabilitation, LLC, Holiday Fulton Propco LLC, Birchwood Nursing and Rehabilitation LLC, Padgett Clinton Propco LLC, Westwood Nursing and Rehabilitation LLC, and Westwood Glasgow Propco (the "Buyers") to sell the assets and transfer the operations of Diversicare of Fulton, LLC, Diversicare of Clinton, LLC and Diversicare of Glasgow, LLC (the "Kentucky Properties"). On December 1, 2018, the Company completed the sale of the Kentucky Properties with the Buyers for a purchase price of $18,700. The carrying value of these centers' assets was $13,331, resulting in a gain, net of miscellaneous closing costs, of $4,825. The proceeds were used to relieve debt, as required under the terms of the Company's Amended Mortgage Loan and Amended Revolver. Refer to Note 8, "Long-term Debt, Interest Rate Swap and Finance Lease Obligations" for more information on this transaction.
On May 22, 2019, the Company announced that it entered into an agreement with Omega to amend the Omega Master Lease to terminate operations of ten nursing facilities, totaling approximately 885 skilled nursing beds, located in Kentucky and to concurrently transfer operations to an operator selected by Omega. These ten centers are collectively referred to as the "Kentucky Centers." The sale of the Kentucky Properties and the termination of operations at the Kentucky Centers are referred to collectively as the "Kentucky Exit." On August 30, 2019, the Company completed the transaction and no longer operates any skilled nursing centers in the State of Kentucky. The Company's exit from the state represents a strategic shift that has (or will have) a major effect on the Company's operations and financial results. In accordance with ASC 205-20, Presentation of Financial Statements- Discontinued Operations, the Company's discontinued financial position, results of operations and cash flows have been reclassified on the face of the financial statements and footnotes for all periods presented to reflect the discontinued status of these operations.
The transaction resulted in a gain on the modification of the Lease, which is presented within Discontinued Operations on the Consolidated Statements of Operations. The net gain on the transaction was $733.
These centers contributed revenues of $46,019 during the year ended December 31, 2019, and net loss of $1,371 and $8,589 during the years ended December 31, 2020 and 2019, respectively. The net income or loss for the nursing centers included in discontinued operations does not reflect any allocation of corporate general and administrative expense. The Company considered these additional costs along with the centers' future prospects based upon operating history when determining the contribution of the skilled nursing centers to its operations.
The Company did not transfer the accounts receivable or liabilities, inclusive of the reserves for professional liability and workers' compensation, to the new operator. The Company expects to collect the balance of the accounts receivable and pay the remaining liabilities in the ordinary course of business through its future operating cash flows.

5. REVENUE RECOGNITION AND RECEIVABLES
The Company's revenue is derived from providing quality healthcare services to its patients. The amount of revenue recognized reflects the consideration to which the Company expects to be entitled to receive in exchange for these services. The promise to provide quality care is accounted for as a single performance obligation satisfied at a point in time, when those services are rendered on a daily basis.
The Company performed analyses using the application of the portfolio approach as a practical expedient to group patient contracts with similar characteristics, such that revenue for a given portfolio would not be materially different than if it were evaluated on a contract-by-contract basis. These analyses incorporated consideration of reimbursements at varying rates from Medicaid, Medicare, Managed Care, Private Pay, Assisted Living, Hospice, and Veterans for services provided in each corresponding state. It was determined that the contracts, within each respective group listed below, are not materially different for the following groups: Medicaid, Medicare, Managed Care and Private Pay and other (Assisted Living, Hospice and Veterans).
Disaggregation of Revenue and Accounts Receivable
In accordance with ASC 606, the Company recognized $16,142 and $823 of Medicaid and Hospice stimulus dollars, respectively, for the twelve months ended December 31, 2020 that are reflected as patient revenues in the Company's results of operations and in the table below. Refer to Note 2, "COVID-19 Pandemic" for more information. The following table set forth net patient revenues related to our continuing operations by payor source for the periods presented (dollar amounts in thousands):

	Twelve Months Ended December 31,
	2020		2019
Medicaid	$217,147	45.6%	$222,560	46.9%
Medicare	94,375	19.8%	80,798	17.0%
Managed Care	49,708	10.4%	50,323	10.6%
Private Pay and other	114,488	24.2%	121,339	25.5%
Total	$475,718	100.0%	$475,020	100.0%

Accounts receivable as of December 31, 2020 and 2019 is summarized in the following table:

	December 31,
	2020	2019

Medicaid	$17,354	$21,998
Medicare	14,273	11,811
Managed Care	8,021	9,103
Private Pay and other	14,043	17,609
Total accounts receivable	$53,691	$60,521

6. PROPERTY AND EQUIPMENT
Property and equipment, at cost, consists of the following:

	December 31,
	2020	2019

Land	$5,265	$5,265
Buildings and leasehold improvements	85,857	84,544
Furniture, fixtures and equipment	44,112	42,966
	135,234	132,775
Less: accumulated depreciation	(91,914)	(85,020)
Net property and equipment	$43,320	$47,755

As discussed further in Note 8, "Long-term Debt, Interest Rate Swap and Finance Lease Obligations", the property and equipment of certain skilled nursing centers are pledged as collateral for mortgage debt obligations. In addition, the Company has assets recorded as finance leased assets purchased through finance lease obligations. The Company capitalizes leasehold improvements which will revert back to the lessor of the property at the expiration or termination of the lease, and depreciates these improvements over the shorter of the remaining lease term or the assets' estimated useful lives.
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
On December 1, 2020, the Company entered into an agreement with Omega to transfer operations of the facility located in Florida to another operator. The agreement effectively amended the Omega Master Lease to remove this center, reduce the annual rent expense, and release the Company from any further obligations arising under the Omega Master Lease with respect to the Florida facility. In accordance with ASC 842, the amended lease agreement is considered to be modified and subject to lease modification guidance. The right-of-use asset and lease liabilities related to these agreements were remeasured based on the change in the lease conditions such as rent payment. The remaining Lease terms remain unchanged with an initial term of twelve years and two optional 10-year extensions. The annual lease fixed escalator remains at 2.15%. The incremental borrowing rate was adjusted to reflect the revised lease terms with became effective at the date of the modification. The net impact of the lease modification is an increase in right-of-use asset and lease liabilities of approximately $7,051.

Leases

	Classification	December 31, 2020	December 31, 2019
Assets
Operating lease assets	Operating lease right-of-use assets	$290,296	$310,238
Finance lease assets	Property and equipment, net (a)	508	906
Total leased assets		$290,804	$311,144

Liabilities
Current
Operating	Current portion of operating lease liability	$28,583	$23,736
Finance	Current portion of long-term debt and finance lease obligations, net	251	231
Noncurrent
Operating	Operating lease liability, less current portion	274,155	295,636
Finance	Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	280	445
Total lease liabilities		$303,269	$320,048

(a) Finance lease assets are recorded net of accumulated amortization of $471 and $1,522 as of December 31, 2020 and 2019, respectively.

Lease Cost

		Year Ended	Year Ended
	Classification	December 31, 2020	December 31, 2019
Operating lease cost (a)	Lease and rent expense	$54,001	$52,990
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	226	263
Interest on finance lease liabilities	Interest expense, net	36	48
Short term lease cost	Operating expense	581	649
Net lease cost		$54,844	$53,950

(a) Includes variable lease costs, which are immaterial

Maturity of Lease Liabilities

	As of December 31, 2020
	Operating Leases (a)	Finance Leases (a)	Total

2021	$51,165	$282	$51,447
2022	52,142	209	52,351
2023	53,120	62	53,182
2024	53,064	20	53,084
2025	53,921	—	53,921
After 2025	141,875	—	141,875
Total lease payments	$405,287	$573	$405,860
Less: Interest	(102,549)	(42)	(102,591)
Present value of lease liabilities	$302,738	$531	$303,269

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

Lease Term and Discount Rate

	December 31, 2020	December 31, 2019

Weighted-average remaining lease term (years)
Operating leases	7.91	8.81
Finance leases	2.26	3.00
Weighted-average discount rate
Operating leases	7.9%	8.9%
Finance leases	6.2%	6.1%

Other Information

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$50,869	$55,485
Operating cash flows for finance leases	36	48
Financing cash flows for finance leases	235	471
Acquisition of operating leases though adoption of Topic 842	—	389,403
Lease modification	$7,051	$(48,877)

8. LONG-TERM DEBT, INTEREST RATE SWAP AND FINANCE LEASE OBLIGATIONS
Long-term debt consists of the following:

	December 31,
	2020	2019
Mortgage loan	$61,087	$49,743
Acquisition loan	—	9,400
Revolver	—	14,000
Affiliated revolver	—	1,000
	61,087	74,143
Plus finance lease obligations	531	857
Less current portion	(1,660)	(3,498)
	59,958	71,502
Less deferred financing costs, net	(1,432)	(865)
Long-term debt and finance lease obligation, net	$58,526	$70,637

The Company maintains a credit facility with a syndicate of banks. The Company originally entered into the credit facility in May 2013, and subsequently amended the facility. As of December 31, 2019, the credit facility consisted of a mortgage loan $67,500, an acquisition loan with a borrowing capacity of $12,500, a revolver with a borrowing capacity of $40,250 and an affiliated revolver with a borrowing capacity of $2,000.
On October 14, 2020, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of banks, which consists of a $62,000 mortgage loan subsequently amended ("Amended Mortgage Loan"), a $36,000 revolver subsequently amended ("Amended Revolver") and a $2,000 affiliated revolver amended ("Amended Affiliated Revolver"). The Amended Mortgage Loan, Amended Revolver and Amended Affiliated Revolver have a 3-year maturity through September 30, 2023. The Amended Mortgage Loan has a term of 3 years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term loan facility is based on LIBOR plus 4.0% with a 1.0% floor. The Amended Mortgage Loan balance was $61,087 as of December 31, 2020 with an interest rate of 5.0%. The Amended Mortgage Loan consolidated the mortgage and acquisition loans. The Amended Mortgage Loan is secured by 15 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan, the Amended Revolver and the Amended Affiliated Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver and Amended Affiliated Revolver have an interest rate of LIBOR plus 4.0% and is secured by accounts receivable and is subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
As of December 31, 2020, the Company's weighted average interest rate on long-term debt was approximately 5.0%.
As of December 31, 2020, the Company did not have any borrowings outstanding under its revolvers compared to $15,000 outstanding as of December 31, 2019. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has 4 letters of credit with a total value of $12,387 outstanding as of December 31, 2020. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the revolvers and the maximum loan amount, the amount available for borrowing under the revolvers was $16,446 at December 31, 2020.
Our lending agreements contain various financial covenants, the most restrictive of which relate to debt service charge coverage ratios. The Company is in compliance with all such covenants at December 31, 2020.
In connection with the Company's loan agreements, the Company recorded the following amounts related to deferred loan costs:

	2020	2019
Write-off of deferred financing costs	$247	$—
Deferred financing costs capitalized	$1,228	$333
Scheduled principal payments of long-term debt are as follows:

2021	$1,404
2022	1,368
2023	58,315
Total	$61,087
Interest Rate Swap Cash Flow Hedge
The Company terminated its interest rate swap in conjunction with refinancing its debt in October 2020. The applicable guidance requires companies to recognize all derivative instruments as either assets or liabilities at fair value in a company's balance sheets. The interest rate swap had a net zero balance at December 31, 2020.
Finance Lease Obligations
Upon acquisition of some centers, we assumed certain leases, primarily related to equipment, that constitute finance leases. As a result, we have recorded the underlying lease liabilities and financed lease obligations of $531 and $857 as of December 31, 2020 and 2019, respectively. These lease agreements provide three to five year terms.
Scheduled payments of the financed lease obligations are as follows:

2021	$282
2022	209
2023	62
2024	20
Total	573
Amounts related to interest	(42)
Principal payments on finance lease obligation	$531

9. SHAREHOLDERS' EQUITY, STOCK PLANS AND PREFERRED STOCK
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
Equity Grants and Valuations
During 2020 and 2019, the Compensation Committee of the Board of Directors approved grants totaling 198 and 151, respectively, shares of restricted common stock to certain employees and members of the Board of Directors. These restricted shares vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. Upon vesting, all restrictions are removed. Our policy is to account for forfeitures of share-based compensation awards as they occur. On March 31, 2020, the Compensation Committee of the Board of Directors approved the grant of 100 shares of common stock to the Company's Chief Executive Officer, as a one-time bonus in lieu of a 2020 salary increase and as recognition for completing the settlement with the Office of the Inspector General and the disposition of all the Company's facilities in the State of Kentucky. The stock was fully vested on the date of the grant, and the grant date fair value of which was expensed during the quarter ended March 31, 2020.
The Company recorded non-cash stock-based compensation expense from continuing operations for equity grants and RSU's issued under the Plans of $570 and $573 during the years ended December 31, 2020 and 2019, respectively. Such amounts are included as components of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. As of December 31, 2020, there was $196 in unrecognized compensation costs related to stock-based compensation to be recognized over the applicable remaining vesting periods. The Company estimated the total recognized and unrecognized compensation for all options and SOSARs using the Black-Scholes-Merton equity grant valuation model. Restricted stock awards are valued using the market price on the grant date.
The table below shows the weighted average assumptions the Company used to develop the fair value estimates under its option valuation model:

Year Ended December 31,
	2020	2019
Expected volatility (range)	N/A(1)	N/A(1)
Risk free interest rate (range)	N/A(1)	N/A(1)
Expected dividends	N/A(1)	N/A(1)
Weighted average expected term (years)	N/A(1)	N/A(1)
___________
(1)The Company did not issue any options or other equity grants that would require application of the Black-Scholes-Merton equity grant valuation model during the years ended December 31, 2020 and 2019. All equity grants during these periods were restricted common shares which are valued using an intrinsic valuation method based on market price.
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
The table below describes the resulting weighted average grant date fair values calculated as well as the intrinsic value of options exercised under the Company's equity awards during each of the following years:

	Year Ended December 31,
	2020(1)	2019(1)
Weighted average grant date fair value	$—	$—
Total intrinsic value of exercises	$—	$3
___________
(1)The Company did not issue any options or other equity grants that would require application of the Black-Scholes-Merton equity grant valuation model during the years ended December 31, 2020 and 2019. All equity grants during this period were restricted common shares which are valued using an intrinsic valuation method based on market price.

The following table summarizes information regarding stock options and SOSAR grants outstanding as of December 31, 2020:

	Weighted
	Average		Intrinsic		Intrinsic
Range of	Exercise	Grants	Value-Grants	Grants	Value-Grants
Exercise Prices[1]	Prices	Outstanding	Outstanding	Exercisable	Exercisable
$8.14 to $10.21	$8.83	45	$—	45	$—
$5.86	$5.86	20	$—	20	$—
		65		65

As of December 31, 2020, the outstanding equity grants have a weighted average remaining life of 5.26 years and those outstanding equity grants that are exercisable have a weighted average remaining life of 5.26 years. During the year ended December 31, 2020, no stock option and SOSAR grants were exercised under these plans.
Summarized activity of the equity compensation plans is presented below:

		Weighted
	SOSARs/	Average
	Options	Exercise Price
Outstanding, December 31, 2019	76	$7.55
Granted	—	—
Exercised	—	—
Expired or cancelled	(11)	5.45
Outstanding, December 31, 2020	65	$7.92

Exercisable, December 31, 2020	65	$7.92
1

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2019	207	$5.28
Granted	198	2.00
Dividend Equivalents	—	—
Vested	(187)	3.93
Cancelled	(25)	4.55
Outstanding, December 31, 2020	193	$3.32

Summarized activity of the Restricted Share Units for the Stock Purchase Plan is as follows:

		Weighted
		Average
	Restricted	Grant Date
	Share Units	Fair Value
Outstanding, December 31, 2019	48	$5.08
Granted	28	2.00
Dividend Equivalents	—	—
Vested	(21)	6.45
Cancelled	—	—
Outstanding December 31, 2020	55	$2.92

Preferred Stock
The Company is authorized to issue up to 195 shares of Preferred Stock. The Company's Board of Directors is authorized to establish the terms and rights of each series, including the voting powers, designations, preferences, and other special rights, qualifications, limitations, or restrictions thereof.

10.    NET INCOME (LOSS) PER COMMON SHARE
Information with respect to the calculation of basic and diluted net income (loss) per common share is presented below:

	Years Ended December 31,
	2020	2019
Numerator: Income (loss):
Income (loss) from continuing operations	$6,530	$(27,474)
Loss from discontinued operations, net of income taxes	(1,371)	(8,589)
Net income (loss)	$5,159	$(36,063)

Denominator: Basic Weighted Average Common Shares Outstanding:	6,615	6,459
Dilutive effect of stock options, SOSARs, Restricted Shares and Restricted Share Units	90	—
Adjusted weighted average common shares outstanding	6,705	6,459

Basic net income (loss) per common share
Income (loss) from continuing operations	$0.99	$(4.25)
Loss from discontinued operations
Operating loss, net of taxes	(0.21)	(1.33)
Discontinued operations, net of taxes	(0.21)	(1.33)
Basic net income (loss) per common share	$0.78	$(5.58)

Diluted net income (loss) per common share
Income (loss) from continuing operations	$0.97	$(4.25)
Loss from discontinued operations
Operating loss, net of taxes	(0.20)	(1.33)
Discontinued operations, net of taxes	(0.20)	(1.33)
Diluted net income (loss) per common share	$0.77	$(5.58)

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

The following table reflects the weighted average outstanding SOSARs and Options that were excluded from the computation of diluted earnings per share, as they would have been anti-dilutive:

	2020	2019
SOSARs/Options Excluded	65	76
The weighted average common shares for basic and diluted earnings for common shares was the same due to the loss in 2019.

11. INCOME TAXES
Overview
The provision (benefit) for income taxes on continuing operations for the years ended December 31, 2020 and 2019 is summarized as follows:

	Year Ended December 31,
	2020	2019
Current provision (benefit) :
Federal	$719	$197
State	(23)	76
	696	273
Deferred provision (benefit):
Federal	(1,227)	12,439
State	—	2,982
	(1,227)	15,421
Provision (benefit) for income taxes of continuing operations	$(531)	$15,694

A reconciliation of taxes computed at statutory income tax rates on income (loss) from continuing operations is as follows:

	Year Ended December 31,
	2020	2019
Provision (benefit) for federal income taxes at statutory rates	$1,260	$(2,469)
Provision (benefit) for state income taxes, net of federal benefit	478	(106)
Valuation allowance changes affecting the provision for income taxes	(2,922)	19,002
Employment tax credits	(355)	(210)
Nondeductible expenses	251	122
Stock based compensation expense	98	80
WOTC Credit and Other	931	(1,349)
Other	(272)	624
Provision (benefit) for income taxes of continuing operations	$(531)	$15,694

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

	December 31,
	2020	2019
Deferred tax assets (liabilities):
Net operating loss and other carryforwards	$67	$859
Credit carryforwards	1,777	3,118
Accounts receivable	4,652	4,852
Prepaid expenses	(938)	(1,015)
Interest rate limitation	—	971
Right-of-use lease liability	78,674	82,194
Right-of-use lease asset	(75,443)	(79,843)
Depreciation	1,731	1,863
Tax goodwill and intangibles	(1,098)	(1,066)
Stock-based compensation	164	183
Accrued liabilities	124	504
Accrued rent	340	380
Impairment of long-lived assets	177	176
Interest rate swap	—	(4)
Hedge Ineffectiveness	—	(155)
Noncurrent self-insurance liabilities	6,350	6,363
Restitution	2,329	2,445
Other	28	30
	18,934	21,855
Less valuation allowance	(18,934)	(21,855)
	$—	$—

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
When assessing all available evidence, we consider the weight of the evidence, both positive and negative, based on the objectivity of the underlying evidence and the extent to which it can be verified. For the three-year period ended December 31, 2020, the Company had a cumulative pre-tax loss from continuing operations of $18,526. Additionally, the Company recognized governmental and regulatory changes have put downward revenue pressure on the long-term care industry as a piece of negative evidence in the analysis. In 2019 and 2018 combined, the Company recognized a total expense of $9,500 related to the CID settlement. Because of these items and other financial results, the Company entered a cumulative loss for the 36 preceding months ended June 30, 2019 and performed a thorough assessment of the available positive and negative evidence in order to ascertain whether it is more likely than not that in future periods the Company will generate sufficient pre-tax income to utilize all of its federal deferred tax assets and its net operating loss and other carryforwards and credits.
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
In performing the analysis, the Company contemplated utilization of the recorded deferred tax assets under multiple scenarios. After consideration of these factors, the Company determined that a full valuation allowance was necessary. As of December 31, 2020, the Company has a valuation allowance in the amount of $18,934.  The Company will continue to periodically assess the realizability of its future deferred tax assets.

On March 27, 2020, the CARES Act was enacted and signed into law. Certain provisions of the CARES Act impacted the 2019 income tax provision computations of the Company and were reflected in the first quarter of 2020, or the period of enactment. The CARES Act contains modifications on the depreciation of qualified improvement property, as well as the limitation of business interest for tax years beginning in 2019 and 2020. The new life classification of the qualified improvement property, allowing for bonus depreciation to be taken, along with the modification to Section 163(j) to increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income significantly increased the allowable deductions of the Company and result in additional taxable losses for the year-ended 2019, resulting in greater net operating losses (“NOL”) to be carried back. The NOL carryback resulted in a tax refund of $1,227 and a decrease to the Work Opportunity Tax Credit (“WOTC”) deferred tax asset, which is offset by a full valuation allowance. These changes pursuant to the CARES Act did not have a significant impact during the twelve-month period ended December 31, 2020, other than the tax refund and net adjustments to the WOTC credit and NOL deferred tax assets, which are offset by a valuation allowance.
At December 31, 2020, the Company had $5,576 of federal net operating losses, which expire at various dates beginning in 2021. The use of a portion of these loss carryforwards is limited by change in ownership provisions of the Federal tax code to a maximum of approximately $257. The Company has reduced the deferred tax asset and the corresponding valuation allowances for net operating loss deductions permanently lost as a result of the change in ownership provisions.
Under the Work WOTC program, the Company recorded $355 and $210 in Work Opportunity Tax Credits during 2020 and 2019, respectively.
The Company is not currently under examination by any major income tax jurisdiction. During 2020, the statutes of limitations lapsed on the Company's 2016 Federal tax year and certain 2015 and 2016 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months.
12. COMMITMENTS AND CONTINGENCIES
Lease Commitments
The Company is committed under long-term operating leases with various expiration dates and varying renewal options. Under these lease agreements, the Company's lease payments are subject to periodic annual escalations as described below and in Note 1, "Business and Summary of Significant Accounting Policies". Total lease expense for continuing operations was $54,001 and $52,990 for the years ended December 31, 2020 and 2019, respectively. The accrued liability related to straight line rent was $12,382 and $9,325 at December 31, 2020 and 2019, respectively, and is recorded as an offset to the right-of-use asset on the accompanying consolidated balance sheets.
Omega Master Lease
On October 1, 2018, the Company entered into the Omega Master Lease to lease 34 centers currently owned by Omega and operated by Diversicare. The old Master Lease with Omega provided for its operation of 23 skilled nursing centers in Texas, Kentucky, Alabama, Tennessee, Florida, and Ohio. Additionally, Diversicare operates 11 centers owned by Omega, previously under separate leases in Missouri, Kentucky, Indiana, and Ohio. The Omega Master Lease entered into by Diversicare and Omega consolidated the leases for all 34 centers under one new Master Lease Agreement. The Omega Master Lease has an initial term of twelve years with the option of two ten year extensions at the Company's election. The Omega Master Lease has annual rent escalators of 2.15% beginning on October 1, 2019.
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
On December 1, 2020, the Company terminated operations at a facility located in Florida and concurrently transferred operations to a new operator. The agreement effectively amended the Omega Master Lease to remove the Florida facility, reduce the annual rent expense, and release the Company from any further obligations arising under the Omega Master Lease with respect to the Florida facility. The remaining Omega Master Lease terms remain unchanged with an initial term of twelve years and two optional 10-year extensions. The annual lease fixed escalator remains at 2.15%.
Under generally accepted accounting principles, the Company is required to report these scheduled rent increases on a straight line basis over the term of the lease. These scheduled increases had no effect on cash rent payments at the start of the lease term and only result in additional cash outlay as the annual increases take effect each year.
The Omega Master Lease requires the Company to fund annual capital expenditures related to the leased centers at an amount currently equal to four hundred three dollars per licensed bed. These amounts are subject to adjustment for increases in the

Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term are $10,118. These capital expenditures are being depreciated on a straight-line basis over the shorter of the asset life or the appropriate lease term.
Upon expiration of the Omega Master Lease or in the event of a default under the Omega Master Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased centers to Omega. The assets to be transferred to Omega are being amortized on a straight-line basis over the shorter of the remaining lease term, excluding the renewal options, or estimated useful life, and will be fully depreciated upon the expiration of the lease. All of the equipment, inventory and other related assets of the centers leased pursuant to the Omega Master Lease have been pledged as security under the Omega Master Lease. In addition, the Company has a letter of credit of $5,447 as a security deposit for the Company's leases with Omega, as described in Note 8, "Long-term Debt, Interest Rate Swap and Finance Lease Obligations".
Golden Living Master Lease
The Company leases 20 nursing centers from Golden Living. On October 1, 2016, the Company and Golden Living entered into a Master Lease ("Golden Living Lease") agreement to lease eight centers located in Mississippi. On November 1, 2016, the Company and Golden Living entered into an Amended and Restated Master Lease ("Amended Lease") to extend the term of its centers leased from Golden Living and lease an additional twelve centers located in Alabama. The Amended Lease is triple net and has an initial term of ten years with two separate five year options to extend the term. The annual lease fixed escalator is 2%. Under generally accepted accounting principles, the Company is required to report these scheduled rent increases on a straight line basis over the term of the lease including the 10 year term of the renewal period. These scheduled increases had no effect on cash rent payments at the start of the lease term and only result in additional cash outlay as the annual increases take effect each year.
The Amended Lease requires the Company to fund annual capital expenditures related to the leased centers at an amount currently equal to five hundred thirty dollars per licensed bed. These amounts are subject to adjustment for increases in the Consumer Price Index. The Company is in compliance with the capital expenditure requirements. Total required capital expenditures during the remaining lease term and renewal options are $5,432. These capital expenditures are being depreciated on a straight-line basis over the shorter of the asset life or the appropriate lease term.
Upon expiration of the Amended Lease or in the event of a default under the Amended Lease, the Company is required to transfer all of the leasehold improvements, equipment, furniture and fixtures of the leased centers to Golden Living. The assets to be transferred to Golden Living are being amortized on a straight-line basis over the shorter of the remaining lease term or estimated useful life, and will be fully depreciated upon the expiration of the lease. All of the equipment, inventory and other related assets of the center leased pursuant to the Amended Lease have been pledged as security under the Amended Lease. In addition, the Company has a letter of credit of $6,610 as a security deposit for the Company's leases with Golden Living, as described in Note 8, "Long-term Debt, Interest Rate Swap and Finance Lease Obligations".
Insurance Matters
Professional Liability and Other Liability Insurance
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), to replace some of the expiring commercial policies. SHC covers losses up to specified limits per occurrence. All of the Company's nursing centers in Tennessee are now covered under the captive insurance policies along with several of the Company's nursing centers in Alabama, Ohio, and Texas and several of the Company's prior nursing centers in Kentucky and Florida for claims prior to the transfer of such operation. The insurance coverage provided for these centers under the SHC policy includes coverage limits of at least $1,000 per medical incident with a sublimit per center of $3,000 and total annual aggregate policy limits of $5,000. All other centers within the Company’s portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers.  The deductibles for these policies vary in amount and are covered through the insurance subsidiary.
The Company follows the FASB Accounting Standards Update, “Presentation of Insurance Claims and Related Insurance Recoveries,” that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the estimated insurance recovery receivables are included within "Self-insurance receivable" on the Consolidated Balance Sheet. As of December 31, 2020 and 2019, there were $1,025 and $1,011, respectively, estimated insurance recovery receivables.

Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $24,744 and $27,390 as of December 31, 2020 and 2019, respectively. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
The Company’s cash expenditures for self-insured professional liability costs were $5,514 and $4,578 for the years ended December 31, 2020 and 2019, respectively.
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
Other Insurance
With respect to workers' compensation insurance, substantially all of our employees are covered under either a prefunded deductible policy or state-sponsored program. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and is, therefore, completely self-insured for employee injuries with respect to its Texas operations. From June 30, 2003 until June 30, 2007, the Company’s workers’ compensation insurance programs provided coverage for claims incurred with premium adjustments depending on incurred losses. For the period from July 1, 2008 through December 31, 2019, the Company is covered by a prefunded deductible policy. Under this policy, the Company is self-insured for the first $500 per claim, subject to an aggregate maximum of $3,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims is $1,039 and $921 at December 31, 2020 and 2019, respectively. The Company has a non-current receivable for workers’ compensation policies covering previous years of $2,050 and $1,575 as of December 31, 2020 and 2019, respectively. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred.
As of December 31, 2020, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $200 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims is $2,358 and $1,810 at December 31, 2020 and 2019, respectively. The differences between actual settlements and reserves are included in expense in the period finalized.

Employment Agreements
The Company has employment agreements with certain members of management that provide for the payment to these members of amounts up to 2.0 times their annual salary in the event of a termination without cause, a constructive discharge (as defined in each employee agreement), or upon a change in control of the Company (as defined in each employee agreement). The maximum contingent liability under these agreements is $1,500 as of December 31, 2020. The terms of such agreements are from 1 to 3 years and automatically renew for 1 year if not terminated by the employee or the Company.
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
As of December 31, 2020, we are engaged in 79 professional liability lawsuits, of which 36 relate to centers we no longer operate, which are reserved for as discussed above. Twenty-two lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In February 2020, the Company entered into a settlement agreement with the U.S. Department of Justice and the State of Tennessee of actions alleging violations of the federal False Claims Act in connection with our provision of therapy and the completion of certain resident admission forms. This settlement of $9,500 resolved an investigation that had begun in 2012 and covers the time period from January 1, 2010 through December 31, 2015. This agreement required an initial payment of $500 within ten days of the effective date, which was February 14, 2020, and material annual interest bearing payments for a period of five years thereafter ending in February 2025, and also requires a contingent payment in the event the Company sells any of its owned facilities during the five year payment period. Failure to make timely any of these payments could result in rescission of the settlement and in the government having a very large claim against us, including penalties, and/or make us ineligible to participate in certain government funded healthcare programs, any of which could in turn significantly harm our business and financial condition. As of December 31, 2020 the Company has $9,000 outstanding related to the settlement agreement, $1,000 of which reflected as "Other Current Liabilities" and the remaining $8,000 is reflected as "Government Settlement Accrual" on the balance sheet.
In conjunction with the settlement of the government investigation related to our therapy practices, the Company entered into a corporate integrity agreement with the Office of the Inspector General of CMS. This agreement has a term of five years and imposes material burdens on the Company, its officers and directors to take actions designed to ensure compliance with applicable healthcare laws, including requirements to maintain specific compliance positions within the Company, to report any non-compliance with the terms of the agreement, to return any overpayments received, to submit annual reports and to have an annual audit of submitted claims performed by an independent review organization. The CIA sets forth penalties for non-compliance by the Company with the terms of the agreement, including possible exclusion from federally funded healthcare programs for material violations of the agreement.
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

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

Column A	Column B	Column C		Column D	Column E
				Deductions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Other	Payments (1)	Balance at End of Period
Year ended December 31, 2020:
Professional Liability Reserve	$27,390	$6,919	$(1,625)	$(7,940)	$24,744
Workers Compensation Reserve	$921	$1,352	$—	$(1,234)	$1,039
Health Insurance Reserve	$1,810	$14,003	$—	$(13,455)	$2,358
Year ended December 31, 2019:
Professional Liability Reserve	$27,201	$10,435	$(3,020)	$(7,226)	$27,390
Workers Compensation Reserve	$618	$400	$—	$(97)	$921
Health Insurance Reserve	$1,396	$16,733	$—	$(16,319)	$1,810

(1)Payments for the Professional Liability Reserve include amounts paid for claims settled during the period as well as payments made under structured arrangements for claims settled in earlier periods.

S-1

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
OF CONTINUING OPERATIONS
(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses (1)	Deductions	Balance at End of Period
Year ended December 31, 2020: Deferred Tax Valuation Allowance	$21,855	$—	$(2,921)	$18,934
Year ended December 31, 2019: Deferred Tax Valuation Allowance	$228	$21,627	$—	$21,855

(1) The Company initially recorded a full valuation allowance of $20.0 million during the second quarter of 2019.
S-2