Form 10-Q
period 2021-03-31
Diversicare Healthcare Services, Inc.
filed 2021-05-11
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: March 31, 2021
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
       If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,952,773
(Outstanding shares of the issuer’s common stock as of May 5, 2021)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2021	December 31, 2020
	(Unaudited)
CURRENT ASSETS:
Cash	$32,437	$30,821
Accounts receivable	49,008	53,691
Self-insurance receivables	1,159	1,025
Other receivables	4,064	4,622
Prepaid expenses and other current assets	4,348	5,356
Income tax refundable	234	1,746
Total current assets	91,250	97,261
PROPERTY AND EQUIPMENT, at cost	135,608	135,234
Less accumulated depreciation and amortization	(93,242)	(91,914)
Property and equipment, net	42,366	43,320
OTHER ASSETS:
Operating lease right-of-use assets	282,931	290,296
Acquired leasehold interest, net	5,069	5,202
Other noncurrent assets	3,846	3,773
Total other assets	291,846	299,271
	$425,462	$439,852
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(continued)

	March 31, 2021	December 31, 2020
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and finance lease obligations	$1,677	$1,660
Current portion of operating lease liabilities	29,429	28,583
Trade accounts payable	16,955	13,901
Accrued expenses:
Payroll and employee benefits	14,420	15,393
Self-insurance reserves, current portion	14,126	12,665
Deferred income	19,505	25,900
Other current liabilities	10,485	14,743
Total current liabilities	106,597	112,845
NONCURRENT LIABILITIES:
Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	58,225	58,526
Operating lease liabilities, less current portion	266,435	274,155
Self-insurance reserves, less current portion	14,081	15,476
Government settlement accrual	7,000	8,000
Other noncurrent liabilities	2,353	2,155
Total noncurrent liabilities	348,094	358,312
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT:
Common stock, authorized 20,000 shares, $.01 par value, 7,185 and 7,079 shares issued, and 6,953 and 6,847 shares outstanding, respectively	72	71
Treasury stock at cost, 232 shares of common stock	(2,500)	(2,500)
Paid-in capital	24,754	24,596
Accumulated deficit	(51,584)	(53,510)
Accumulated other comprehensive income	29	38
Total shareholders’ deficit	(29,229)	(31,305)
	$425,462	$439,852
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended March 31,
	2021	2020
PATIENT REVENUES, NET	$113,360	$119,987
OTHER OPERATING INCOME	11,321	—
EXPENSES:
Operating	96,829	94,859
Lease and rent expense	13,249	13,512
Professional liability	2,083	1,839
General and administrative	6,765	6,758
Depreciation and amortization	2,295	2,288
Total expenses	121,221	119,256
OPERATING INCOME	3,460	731
OTHER INCOME (EXPENSE):
Other income	39	115
Interest expense, net	(1,022)	(1,460)
Total other expense	(983)	(1,345)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,477	(614)
(PROVISION) BENEFIT FOR INCOME TAXES	(343)	104
INCOME (LOSS) FROM CONTINUING OPERATIONS	2,134	(510)
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $72 and $65, respectively	(246)	(243)
NET INCOME (LOSS)	$1,888	$(753)
NET INCOME (LOSS) PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.33	$(0.08)
Discontinued operations	(0.04)	(0.04)
	$0.29	$(0.12)
Per common share – diluted
Continuing operations	$0.32	$(0.08)
Discontinued operations	(0.04)	(0.04)
	$0.28	$(0.12)
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,573	6,506
Diluted	6,741	6,506
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in thousands and unaudited)

	Three Months Ended March 31,
	2021	2020
NET INCOME (LOSS)	$1,888	$(753)
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedges, net of tax	(9)	(279)
Total other comprehensive loss	(9)	(279)
COMPREHENSIVE INCOME (LOSS)	$1,879	$(1,032)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(in thousands and unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2019	6,908	$69	232	$(2,500)	$24,026	$(59,079)	$568	$(36,916)
Net loss	—	—	—	—	—	(753)	—	(753)
Issuance of equity grants, net	190	1	—	—	3	—	—	4
Interest rate cash flow hedge	—	—	—	—	—	—	(279)	(279)
Stock-based compensation	—	—	—	—	338	—	—	338
BALANCE, MARCH 31, 2020	7,098	$70	232	$(2,500)	$24,367	$(59,832)	$289	$(37,606)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2020	7,079	$71	232	$(2,500)	$24,596	$(53,510)	$38	$(31,305)
Net income	—	—	—	—	—	1,888	—	1,888
Issuance of equity grants, net	106	1	—	—	63	—	—	64
Interest rate cash flow hedges	—	—	—	—	—	38	(9)	29
Stock-based compensation	—	—	—	—	95	—	—	95
BALANCE, MARCH 31, 2021	7,185	$72	232	$(2,500)	$24,754	$(51,584)	$29	$(29,229)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Three Months Ended March 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,888	$(753)
Loss from discontinued operations	(246)	(243)
Income (loss) from continuing operations	2,134	(510)
Adjustments to reconcile income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,295	2,288
Provision for self-insured professional liability, net of cash payments	474	173
Amortization of right-of-use assets	6,880	5,663
Stock-based compensation	95	338
Provision for leases in excess of cash payments	485	821
Other	93	517
Changes in assets and liabilities affecting operating activities:
Receivables	4,549	246
Prepaid expenses and other assets	1,136	792
Trade accounts payable and accrued expenses	(1,461)	(2,021)
Deferred income	(6,395)	—
Operating lease liabilities	(6,874)	(5,656)
Net cash provided by continuing operations	3,411	2,651
Discontinued operations	(246)	(243)
Net cash provided by operating activities	3,165	2,408
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,208)	(927)
Purchases of property and equipment with stimulus funds	(305)	—
Net cash used in continuing operations	(1,513)	(927)
Discontinued operations	—	—
Net cash used in investing activities	(1,513)	(927)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt and finance lease obligations	(377)	(2,113)
Proceeds from issuance of debt	—	2,500
Proceeds from stimulus funds used to purchase property and equipment	305	—
Financing costs	—	(419)
Issuance and redemption of employee equity awards, net	36	4
Net cash used in continuing operations	(36)	(28)
Discontinued operations	—	—
Net cash used in financing activities	$(36)	$(28)
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Three Months Ended March 31,
	2021	2020
NET INCREASE IN CASH	$1,616	$1,453
CASH, beginning of period	30,821	2,710
CASH, end of period	$32,437	$4,163
SUPPLEMENTAL INFORMATION:
Cash payments of interest	$1,101	$1,599
Cash (refunds) payments of income taxes	$(1,217)	$10
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021 AND 2020
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
As of March 31, 2021, the Company’s continuing operations consist of 61 nursing centers with 7,250 licensed nursing beds. The Company owns 15 and leases 46 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted and residential living beds.
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
The Centers for Medicare & Medicaid Services (“CMS”) and the CDC have issued guidance to state and local governments and long-term care facilities to help mitigate the spread of COVID-19. For example, on March 13, 2020, CMS issued a memorandum directing long-term care facilities to significantly restrict visitors and nonessential workers and to restrict communal activities, among other measures. On May 18, 2020, CMS provided “reopening” recommendations for state and local officials to determine the level of mitigation needed to prevent the transmission of COVID-19 in nursing homes, including criteria for relaxing various restrictions. On March 10, 2021, CMS updated its guidance for visitation in nursing homes to account for the availability of COVID-19 vaccines, further relaxing visitation restrictions while emphasizing the importance of maintaining infection prevention practices. To help nursing homes and other providers respond to and contain the spread of COVID-19, CMS has also issued temporary emergency blanket waivers to various government healthcare program requirements. For example, through the end of the public health emergency declaration, CMS is waiving the requirement for a three-day hospital stay prior to Medicare Part A coverage of skilled nursing facility benefits, which allows Medicare beneficiaries that require a new or changed skilled level of care to receive that care under Medicare Part A from a skilled nursing facility without satisfying the hospital stay requirement (sometimes referred to as “skilled in place”). CMS continues to review the need for the waivers and has announced early termination of some waivers as the pandemic and nursing home practices have evolved. In addition, CMS has announced COVID-19 reporting requirements and focused infection control surveys intended to assess long-term care facility compliance with infection control requirements in connection with the COVID-19 pandemic. CDC guidance includes infection prevention and control practices intended to protect both nursing home residents and healthcare personnel.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) which includes, among other things, modifications to the limitation on business interest expense and net operating loss provisions relative to the payment of Federal income taxes and allows an optional payment deferral of the employer's portion of Social Security taxes that were otherwise due through December 31, 2020. These provisions of the CARES Act were effective after the date of enactment and also include the appropriation of stimulus funds to Medicare and Medicaid providers. The Paycheck Protection Program and Health Care Enhancement Act ("PPPHCE Act"), enacted on April 24, 2020, the Consolidated Appropriations Act, 2021 ("CAA"), enacted December 27, 2020, and American Rescue Plan Act of 2021 ("ARPA"), enacted on March 11, 2021, provide for additional emergency appropriations for COVID-19 response.
Together, the CARES Act and other enacted legislation, authorize funding to healthcare entities to be distributed through the Public Health and Social Services Emergency Fund ("PHSSEF"), also known as the Provider Relief Fund. Payments from PHSSEF, as made to providers through general and targeted distributions, are intended to compensate providers for lost revenues and healthcare-related expenses attributable to the COVID-19 pandemic only. As long as the recipient has sufficient COVID-19 attributable expenses and lost revenues, as defined by the PHSSEF, between January 1, 2020 and June 30, 2021 and complies with certain terms and conditions, these payments are not required to be repaid. The terms and conditions include, among others, requirements to comply with certain reporting requirements, limitations on balance billing and restrictions against using PHSSEF funds to reimburse expenses or losses that have been reimbursed from other sources or that other sources are obligated to reimburse. The CAA provides that targeted distribution payments made to an eligible entity may be allocated by the entity's parent organization among its subsidiary eligible health care providers and the entity receiving the targeted distribution payments remains responsible for reporting obligations. The Company is utilizing the funds it received from the PHSSEF to compensate for COVID-19 attributable lost revenues and pay for permissible expenses, including but are not limited to increased wages and increased costs for personal protective equipment, infection control supplies, and COVID-19 testing.
Additionally, the CARES Act and other enacted legislation authorized additional relief funding to skilled nursing facilities and nursing homes in the form of Nursing Home Infection Control distributions, with a fixed $10,000 distributed for each facility and variable distributions based on number of beds. The legislation also provides for infection control quality incentive payments to skilled nursing facilities and nursing homes based on certain performance measures tied to COVID-19 infections and mortalities. These payments were calculated based on monthly performance periods running from September through December 2020, with the total available bonus payment for each performance period determined in part based on data reported via Certification and Survey Provider Enhanced Reports ("CASPER"). The terms and conditions for this distribution limit use of payments to certain infection control expenses. HHS has not yet published reporting requirements for these distributions and has not yet stipulated a time period by which these funds must be used.
The Company is still evaluating the most recent guidance for amounts distributed under the CARES Act and other enacted legislation; however, the Company currently anticipates, but cannot guarantee, that it will have sufficient COVID-19 attributable expenses and lost revenues to retain the PPSSEF payments it has received to date. The Company will not be able to determine the amount of used funds until the form, process and reporting rules are finalized by the federal government, and the Company knows the full extent of its COVID-19 attributable expenses and lost revenues. There also can be no assurance that the PHSSEF funds will ultimately be enough to reimburse the Company for the full extent of its COVID-19 attributable expenses and losses.
As a result of the COVID-19 pandemic, we have experienced and may continue to experience price increases in equipment, pharmaceuticals, and medical supplies due to increased demand and limited availability for certain items. Staffing, equipment, pharmaceutical and medical supplies and vaccine shortages may impact our ability to admit and treat patients. We have incurred, and may continue to incur, increased expenses arising from the COVID-19 pandemic, particularly in the form of increased labor costs, testing and the increased costs of personal protective equipment, food and infection control supplies. The Company expects such increased expenses to continue and likely increase further into 2021. Refer to Note 4 "COVID-19 Pandemic" for further information.
Since the end of calendar year 2020, there have been additional cases of COVID-19 at certain of our centers. We have experienced and may continue to experience reduced occupancy in our centers, in part due to perceived risks by patients and family members of residential care and their perception of restrictions such as limited visitation policies (which have been relaxed pursuant to CMS guidance), a reduction in patients released to nursing homes from hospitals and other healthcare facilities, and a general reluctance to seek medical care or interface with the healthcare system during the pandemic or for an undetermined period of time. Occupancy may also be affected by the data each nursing home is required to report, including the number of confirmed and suspected cases of COVID-19 and resident deaths related to COVID-19, which is made publicly available through the CDC National Healthcare Safety Network.
2.    CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three month periods ended March 31, 2021 and 2020, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at March 31, 2021, the results of operations, changes in shareholders' deficit and cash flows for the three month period ended March 31, 2021 and 2020. The Company’s balance sheet information at December 31, 2020, was derived from its audited consolidated financial statements as of December 31, 2020.
The results of operations for the periods ended March 31, 2021 and 2020 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

PHSSEF Funds
During the year ended December 31, 2020, the Company implemented certain changes to its accounting policies related to the recognition of stimulus funds through the PHSSEF, which it has applied consistently throughout the period ended March 31, 2021. There is no U.S. GAAP that explicitly covers accounting for government "grants" to for-profit entities with the exception of certain agricultural subsidies. In the absence of authoritative U.S. GAAP guidance, the Company considered the application of other authoritative accounting guidance by analogy and concluded that the guidance outlined in International Accounting Standards 20 - Accounting for Government Grants and Disclosures of Government Assistance ("IAS 20") was the most appropriate analogy for the purpose of recording and classifying the federal and certain state stimulus funds received by the Company. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once both of the following conditions are met: (1) the Company is eligible to receive the grant, and (2) the Company is able to comply with the relevant conditions of the grant. Federal and certain state stimulus funds that are recognized to offset healthcare related expenses and lost revenue attributable to COVID-19 are reflected as "other operating income" on the accompanying interim consolidated statement of operations. Federal stimulus funds received and used toward capital improvements that assist with the response to and prevention and spread of COVID-19 is accounted for as a capital grant. For such an asset acquired with the use of a stimulus funds, the Company will recognize the asset as a net zero asset. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements included in this report for additional information.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848). The new guidance contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU No. 2020-04 is optional and may be elected over time as reference rate reform activities occur. During the first quarter of 2020, the Company elected to apply the hedge accounting expedients related to probability and the assessments of effectiveness for future LIBOR-indexed cash flows to assume that the index upon which future hedged transactions will be based matches the index on the corresponding derivatives. Application of these expedients preserves the presentation of derivatives consistent with past presentation. The amendments in the ASU are effective for all entities as of March 12, 2020 through December 31, 2022. The Company continues to evaluate changes in the market and may apply other elections, as applicable, in the future as allowed under ASU No. 2020-04.
4. COVID-19 PANDEMIC
As of March 31, 2021, the Company has received $51,607 from the PHSSEF. The Company recognized $10,534 as income, which is reflected in "other operating income" in the Company's results of operations for the three month period ended March 31, 2021. For the three months ended March 31, 2021, the Company utilized $305 of these stimulus dollars to fund capital improvements to prevent the spread of COVID-19. The remaining stimulus funds of $19,505 as of March 31, 2021 are classified as "deferred income" on the interim consolidated balance sheet, which also includes Nursing Home Infection Control Distributions. The Nursing Home Infection Control Distributions, which also include infection control quality incentive payments, are subject to terms and conditions that require recipients to use the funds for infection control expenses. HHS has not yet published reporting requirements for these distributions and has not yet stipulated a time period by which these funds must be used. The Company recognized $787 of grant funds from states, which is included in "other operating income" in the Company's results of operations for the three month period ended March 31, 2021. Additionally, the Families First Coronavirus Response Act provided states with a temporary increase in the regular federal matching rate, or federal medical assistance percentage, used to determine the federal government's share of the cost of covered services in state Medicaid programs, provided the states agreed to certain conditions such as not imposing cost-sharing requirements for COVID-19-related testing and treatment. The Company recognized $4,056 for the three month period ended March 31, 2021 of Medicaid and Hospice dollars related to this temporary increase in the federal matching rate, which related to patient services rendered and is reflected in "patient revenues, net" in the Company's results of operations for the three month period ended March 31, 2021.
The Company initially elected to participate in the payment deferral of the employer's portion of Social Security taxes. During the third quarter of 2020, the Company ceased the deferral election and paid $3,185. As of March 31, 2021, the Company has no remaining liability related to the payment deferral and does not expect to participate in the payment deferral going forward.
The CARES Act and other stimulus legislation also include other provisions offering financial relief, for example lifting the Medicare sequestration from May 1, 2020 through December 31, 2021, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011 (but also extending sequestration through 2030). For the three month period ended March 31, 2021, the suspension of the Medicare sequestration positively impacted net patient revenues by $751. However, in addition to providing funding for healthcare providers, the ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act of 2010 ("PAYGO Act"). As a result, absent congressional action, Medicare spending will be reduced by up to 4 percentage points in FY 2022, in addition to the existing sequestration requirements of the Budget Control Act of 2011.
The Company incurred an additional $8,088 of labor expense and $3,905 for testing and the increased costs of personal protective equipment, food and infection control supplies related to the COVID-19 pandemic for the three month period ended March 31, 2021. These expenses are reflected in "operating expense" in the Company's results of operations for the three month period ended March 31, 2021.
The Company is closely monitoring and evaluating the impact of the COVID-19 pandemic on all aspects of its business. We have identified team members and patients who have tested positive for COVID-19 at all of our centers, and we have incurred an increase in the costs of caring for the team members, patients, and residents in those centers. The Company has also experienced reduced occupancy at its centers and has incurred additional expenditures preparing its centers for potential outbreaks and maintaining the healthcare delivery capacity of its centers. While we have experienced reduced occupancy and increased expenses, we received additional PHSSEF and other stimulus funds during 2020 and the first quarter of 2021, which have been used, and are expected to continue to be used to mitigate the impact of COVID-19 derived lost revenues associated with the reduced occupancy as well as increased expenses, and any cash flow or liquidity impacts therefrom. The Company has an interdisciplinary team monitoring and staying up to date on the latest information about COVID-19. The Company has implemented precautionary measures and response protocols to minimize the spread of COVID-19, following guidance from CMS and the CDC. Nevertheless, the Company expects additional COVID-19 cases will occur at its centers. The Company is continuing to evaluate and consider the potential impact that COVID-19 may have on its liquidity, financial condition and results of operations due to numerous uncertainties. However, given the uncertainty as to the duration of the COVID-19 pandemic and the timing and availability of effective medical treatment and vaccines, it could have a material adverse effect on the Company's future results of operations, financial condition and liquidity.
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

Disaggregation of Revenue and Accounts Receivable
In accordance with ASC 606, the Company recognized $3,757 and $299 of Medicaid and Hospice stimulus dollars, respectively, for the three month period ended March 31, 2021 that are reflected as patient revenues in the Company's results of operations and in the table below. Refer to Note 4, "COVID-19 Pandemic" for more information. The following table summarizes revenue from contracts with customers by payor source from continuing operations for the periods presented (dollar amounts in thousands):

	Three Months Ended March 31,
	2021		2020
Medicaid	$49,955	44.1%	$54,330	45.3%
Medicare	24,458	21.6%	20,672	17.2%
Managed Care	13,676	12.1%	12,596	10.5%
Private Pay and other	25,271	22.2%	32,389	27.0%
Total	$113,360	100.0%	$119,987	100.0%

Accounts receivable from continuing operations as of March 31, 2021 and December 31, 2020 are summarized in the following table:

	March 31,	December 31,
	2021	2020
Medicaid	$17,254	$17,354
Medicare	9,350	14,273
Managed Care	7,861	8,021
Private Pay and other	14,543	14,043
Total accounts receivable	$49,008	$53,691

6. LONG-TERM DEBT
The Company maintains a credit facility with a syndicate of banks. The Company originally entered into the credit facility in May 2013, and subsequently amended the facility. As of December 31, 2019, the credit facility consisted of a mortgage loan of $67,500, an acquisition loan with a borrowing capacity of $12,500, a revolver with a borrowing capacity of $40,250 and an affiliated revolver with a borrowing capacity of $2,000.
On October 14, 2020, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of banks, which consists of a $62,000 mortgage loan subsequently amended ("Amended Mortgage Loan"), a $36,000 revolver subsequently amended ("Amended Revolver") and a $2,000 affiliated revolver amended ("Amended Affiliated Revolver"). The Amended Mortgage Loan, Amended Revolver and Amended Affiliated Revolver have a 3-year maturity through September 30, 2023. The Amended Mortgage Loan has a term of 3 years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term loan facility is based on LIBOR plus 4.0% with a 1.0% floor. The Amended Mortgage Loan balance was $60,767 as of March 31, 2021 with an interest rate of 5.0%. The Amended Mortgage Loan consolidated the mortgage and acquisition loans. The Amended Mortgage Loan is secured by 15 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan, the Amended Revolver and the Amended Affiliated Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver and Amended Affiliated Revolver have an interest rate of LIBOR plus 4.0% and are secured by accounts receivable and are subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under its revolvers. The interest rate related to the revolvers was 5.0% as of March 31, 2021. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has four letters of credit with a total value of $12,387 outstanding as of March 31, 2021. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the Amended Revolver and the Amended Affiliated Revolver, and the maximum loan amount of $24,377 for these revolvers, the balance available for borrowing under the revolvers was $11,990 at March 31, 2021.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. The Company is in compliance with all such covenants at March 31, 2021.

7. DERIVATIVES AND HEDGING ACTIVITIES
In February 2021, the Company entered into an interest rate cap agreement with a member of the bank syndicate as the counterparty. The Company entered into the interest rate cap agreement to mitigate the variable interest rate risk associated with its outstanding mortgage borrowings.
The Company designated the interest rate cap as a cash flow hedge, and the effective portion of the hedge is reflected as a component of other comprehensive income. The interest rate cap has the same maturity date as the Amended Mortgage Loan and has an amortizing notional amount that was $60,767 as of March 31, 2021. The interest rate cap agreement requires the counterparty to pay the Company an amount equal to the applicable notional amount multiplied by the rate by which the LIBOR index exceeds a 1% strike rate during the period.
The Company assesses the effectiveness of the interest rate cap on a quarterly basis and at March 31, 2021, the Company has determined that the interest rate cap was effective. Accordingly, the gain or loss related to the change in fair value of the interest rate cap is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period during which the hedged forecasted transaction affects earnings. The fair value of the interest rate cap of $78 at March 31, 2021 was included in other noncurrent assets on the Company's Consolidated Balance Sheets.
In conjunction with the refinancing of its outstanding borrowings during October 2020, the Company terminated its interest rate swap and incurred a loss of $177. Following the termination, $90 was recorded in other comprehensive income and was reclassified as an adjustment to earnings over the remaining term of the original hedge. Of this amount, $38 was recorded as a decrease to retained earnings for the three months ended March 31, 2021.
As of March 31, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Cap	1	$60,767

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of March 31, 2021 and December 31, 2020.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Classification	March 31, 2021	December 31, 2020	Balance Sheet Classification	March 31, 2021	December 31, 2020
Interest Rate Swap	Other noncurrent assets	$—	$—	Other noncurrent liabilities	$—	$—
Interest Rate Cap	Other noncurrent assets	$78	$—	Other noncurrent liabilities	$—	$—

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income for the three months ended March 31, 2021 and March 31, 2020.

Effect of Derivative Instruments on the Consolidated Statement of Income
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three months ended March 31,			Three months ended March 31,
	2021	2020		2021	2020
Interest Rate Swap	$—	$(329)	Interest Expense (a)	$(38)	$50
Interest Rate Cap	$29	$—	Interest Expense (a)	$—	$—
Total	$29	$(329)		$(38)	$50
(a) Total interest expense presented in the consolidated income statements for the three months ended March 31, 2021 and 2020 was $1,022 and $1,460, respectively.

8.     LEASES
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

	Classification	March 31, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$282,931	$290,296
Finance lease assets	Property and equipment, net (a)	447	508
Total leased assets		$283,378	$290,804

Liabilities
Current
Operating	Current portion of operating lease liabilities	$29,429	$28,583
Finance	Current portion of long-term debt and finance lease obligations	255	251
Noncurrent
Operating	Operating lease liabilities, less current portion	266,435	274,155
Finance	Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	224	280
Total lease liabilities		$296,343	$303,269

(a) Finance lease assets are recorded net of accumulated amortization of $532 and $471 as of March 31, 2021 and December 31, 2020, respectively.

Lease Cost of Continuing Operations

		Three Months Ended March 31,
	Classification	2021	2020
Operating lease cost (a)	Lease and rent expense	$13,249	$13,512
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	61	61
Interest on finance lease liabilities	Interest expense, net	9	9
Short term lease cost	Operating expense	151	179
Net lease cost		$13,470	$13,761

(a) Includes variable lease costs, which are immaterial.

Maturity of Lease Liabilities

As of March 31, 2021
	Operating Leases (a)	Finance Leases (a)	Total

2021	$51,408	$283	$51,691
2022	52,398	167	52,565
2023	53,255	56	53,311
2024	53,115	9	53,124
2025	54,193	—	54,193
After 2025	128,178	—	128,178
Total lease payments	$392,547	$515	$393,062
Less: Interest	(96,683)	(36)	(96,719)
Present value of lease liabilities	$295,864	$479	$296,343

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

Lease Term and Discount Rate

	March 31, 2021	December 31, 2020

Weighted-average remaining lease term (years)
Operating leases	7.68	7.91
Finance leases	2.04	2.26
Weighted-average discount rate
Operating leases	7.9%	7.9%
Finance leases	6.1%	6.2%

Other Information

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$12,740	$12,673
Operating cash flows for finance leases	9	9
Financing cash flows for finance leases	57	52

9.    COMMITMENTS AND CONTINGENCIES
Professional Liability and Other Liability Insurance
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC Risk Carriers, Inc. (“SHC”), to replace some of the expiring commercial policies. SHC covers losses up to specified limits per occurrence. All of the Company's nursing centers in Tennessee are now covered under the captive insurance policies along with many of the nursing centers in Alabama, Ohio and Texas, as well as those previously operated by the Company in Kentucky and Florida. The insurance coverage provided for these centers under the SHC policy provides coverage limits of at least $1,000 per medical incident with a sublimit per center of $3,000 and total annual aggregate policy limits of $5,000. All other centers within the Company's portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers. The deductibles for these policies are covered through the insurance subsidiary.
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $24,824 and $24,744 as of March 31, 2021 and December 31, 2020, respectively. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
As of March 31, 2021, the Company is engaged in 79 professional liability lawsuits. Twenty-one lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs were $1,549 and $1,840 for the three months ended March 31, 2021 and 2020, respectively.
The Company follows the accounting guidance in ASC Topic 954 that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the estimated insurance recovery receivables are included within "Self-insurance receivables" on the Consolidated Balance Sheet. As of March 31, 2021 and December 31, 2020 there are estimated insurance recovery receivables of $1,159 and $1,025 in "Self-insurance receivable", respectively.
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
Civil Investigative Demand ("CID")
In February 2020, we entered into a settlement agreement with the U.S. Department of Justice and the State of Tennessee of actions alleging violations of the federal False Claims Act in connection with our provision of therapy and the completion of certain resident admission forms. This settlement resolved an investigation that had begun in 2012 and covers the time period from January 1, 2010 through December 31, 2015. This agreement requires annual payments for a period of five years ending in February 2025 and also requires a contingent payment in the event the Company sells any of its owned facilities during the five-year payment period. Relative to the settlement agreement, the Company paid $1,000 and $500 during the first quarters of 2021 and 2020, respectively. As of March 31, 2021 and December 31, 2020, the Company has $8,000 and $9,000 outstanding related to the settlement agreement, respectively. Of the outstanding balance related to the settlement agreement, $1,000 is reflected as "Other current liabilities" and the remaining $7,000 and $8,000 is reflected as "Government settlement accrual" on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively. Failure to timely make any of these payments could result in rescission of the settlement and result in the government having a very large claim against us, including penalties, and/or make us ineligible to participate in certain government funded healthcare programs, any of which could in turn significantly harm our business and financial condition.
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
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees are covered under either a prefunded deductible policy or state-sponsored programs. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and, therefore, is completely self-insured for employee injuries with respect to its Texas operations. From the period from July 1, 2008 through March 31, 2021, the Company is covered by a prefunded deductible policy. Under this prefunded policy, the Company is self-insured for the first $500 per claim, subject to an aggregate maximum of $3,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims was $1,115 and $1,039 at March 31, 2021 and December 31, 2020, respectively. The Company has a non-current receivable for workers’ compensation policies covering previous years of $2,123 and $2,050 which is included in "other noncurrent assets" on the Consolidated Balance Sheets as of March 31, 2021 and December 31, 2020, respectively. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred. Any potential claims or settlements related to COVID-19 are uncertain at this time.
As of March 31, 2021, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $200 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims was $2,268 and $2,358 at March 31, 2021 and December 31, 2020, respectively. The differences between actual settlements and reserves are included in expense in the period finalized. Any potential claims or settlements related to COVID-19 are uncertain at this time.
10.    STOCK-BASED COMPENSATION
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
Equity Grants and Valuations
During the three months ended March 31, 2021 and 2020, the Compensation Committee of the Board of Directors approved grants totaling approximately 106 and 198 shares of restricted common stock, respectively, to certain employees and members of the Board of Directors. The fair value of restricted shares is determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. On March 13, 2020, the Compensation Committee of the Board of Directors approved the grant of 100 shares of common stock to the Company's Chief Executive Officer, as a one-time bonus in lieu of a 2020 salary increase and as recognition for completing the settlement with the Office of the Inspector General and the disposition of all of the Company's facilities in the State of Kentucky. The stock was fully vested on the date of the grant, and the grant date fair value of which was expensed during the quarter ended March 31, 2020.
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
Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2020	65	$7.92
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding, March 31, 2021	65	$7.92

Exercisable, March 31, 2021	65	$7.92

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2020	193	$3.32
Granted	106	4.25
Vested	(88)	3.99
Cancelled	—	—
Outstanding, March 31, 2021	211	$3.51

Summarized activity of the RSU's for the Stock Purchase Plan is as follows:

		Weighted
		Average
		Grant Date
	RSU's	Fair Value
Outstanding, December 31, 2020	55	$2.92
Granted	37	4.25
Vested	(26)	3.93
Outstanding, March 31, 2021	66	$3.27

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
The following table summarizes information regarding stock options and SOSAR grants outstanding as of March 31, 2021:

	Weighted
	Average
Range of	Exercise	Grants	Grants
Exercise Prices	Prices	Outstanding	Exercisable
$8.14 to $10.21	$8.83	45	45
$5.86	$5.86	20	20
		65	65
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $95 and $338 in the three month periods ended March 31, 2021 and 2020, respectively.
11. INCOME TAXES
The Company recorded an income tax expense from continuing operations of $343 during the three months ended March 31, 2021 and a benefit of $104 during the three months ended March 31, 2020.
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
As of March 31, 2021, the Company has a valuation allowance in the amount of $18,609. The Company will continue to periodically assess the realizability of its future deferred tax assets.
On March 27, 2020, the CARES Act was enacted and signed into law. Certain provisions of the CARES Act impact the 2019 income tax provision computations of the Company and were reflected in the first quarter of 2020, or the period of enactment. The CARES Act contains modifications on the depreciation of qualified improvement property, as well as the limitation of business interest for tax years beginning in 2019 and 2020. The new life classification of the qualified improvement property, allowing for bonus depreciation to be taken, along with the modification to Section 163(j) to increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income significantly increased the allowable deductions of the Company and result in additional taxable losses for the year-ended 2019, resulting in greater net operating losses (“NOL”) to be carried back. The NOL carryback resulted in a tax refund of $321 and an increase to the Work Opportunity Tax Credit (“WOTC”) deferred tax asset, which is offset by a full valuation allowance. These changes pursuant to the CARES Act did not have an impact during the three-month period ended March 31, 2021.
The Company is not currently under examination by any major income tax jurisdiction. During 2021, the statutes of limitations will lapse on the Company's 2017 Federal tax year and certain 2016 and 2017 state tax years. The Company does not believe the Federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the interim consolidated financial statements for the three months ended March 31, 2021 and 2020.

12.    EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net loss per common share is presented below in thousands, except per share:

	Three Months Ended March 31,
	2021	2020
Numerator: Income (loss):
Income (loss) from continuing operations	$2,134	$(510)
Loss from discontinued operations, net of income taxes	(246)	(243)
Net income (loss)	$1,888	$(753)

Denominator: Basic Weighted Average Common Shares Outstanding:	6,573	6,506
Dilutive effect of stock options, SOSARs, Restricted Shares and Restricted Share Units	168	—
Adjusted weighted average common shares outstanding	6,741	6,506

	Three Months Ended March 31,
	2021	2020
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$0.33	$(0.08)
Loss from discontinued operations	(0.04)	(0.04)
Net income (loss) per common share – basic	$0.29	$(0.12)
Per common share – diluted
Income (loss) from continuing operations	$0.32	$(0.08)
Loss from discontinued operations	(0.04)	(0.04)
Net income (loss) per common share – diluted	$0.28	$(0.12)
The effects of 65 and 75 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the three months ended March 31, 2021 and 2020, respectively, because these securities would have been anti-dilutive.
13.    BUSINESS DEVELOPMENTS AND OTHER SIGNIFICANT TRANSACTIONS
Therapy Services
Effective November 1, 2020, the Company entered into agreements with a third party therapy company to outsource the therapy services that were previously provided by the Company through its wholly owned subsidiary Diversicare Therapy Services. The outsourced services include all physical, occupational, and speech therapy provided to patients of the Company’s facilities. The costs associated with these outsourced therapy services are included in Operating Expenses in the Company's Consolidated Statement of Operations. The contracts are for a three-year term, absent termination for cause by either party.
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
As of March 31, 2021, the Company’s continuing operations consist of 61 nursing centers with 7,250 licensed nursing beds. The Company owns 15 and leases 46 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted living and residential beds.
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
COVID-19 and Federal Relief Legislation
As a result of the COVID-19 pandemic, federal and state governments have passed legislation, promulgated regulations, and taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and to address public health needs. These measures include temporary relaxation of conditions of participation for healthcare providers, relaxation of licensure requirements for healthcare professionals, relaxation of privacy restrictions for telehealth remote communications, promoting use of telehealth by expanding the scope of services for which reimbursement is available, relaxation of certain Medicare reimbursement rules, such as requirement for a three-day hospital stay prior to Medicare Part A coverage of skilled nursing facility benefits, and limited waivers of fraud and abuse laws for activities related to COVID-19 during the public health emergency period. They also include requirements for skilled nursing centers to report to public health authorities, residents and their representatives when residents, and staff are confirmed as having or are being investigated for having COVID-19.
We are working with federal, state, and local health authorities to respond to the COVID-19 pandemic and are taking measures to try to limit the spread of the virus. For example, we have implemented screening protocols for staff, residents, and visitors. CMS requires nursing homes in states with positive testing rates above a certain threshold to test all staff on a weekly basis. Although we are implementing considerable safety measures, caring for COVID-19 patients has associated risks. In addition, we have experienced, and may continue to experience, price increases in equipment, pharmaceuticals, and medical supplies due to increased demand and limited availability for certain items. Staffing, equipment, pharmaceutical and medical supplies and vaccine shortages may impact our ability to admit and treat patients. We have incurred, and may continue to incur, increased expenses arising from the COVID-19 pandemic, particularly in the form of increased labor costs, testing and the increased costs of personal protective equipment, food and infection control supplies. The Company expects such increased expenses to continue and likely increase further into 2021.
Since the end of calendar year 2020, there have been additional cases of COVID-19 at certain of our centers. We have experienced reduced occupancy in our centers, in part due to perceived risks by patients and family members of residential care and their perception of restrictions such as limited visitation policies (which have been relaxed pursuant to CMS guidance), a reduction in patients released to nursing homes from hospitals and other healthcare facilities, and a general reluctance to seek medical care or interface with the healthcare system during the pandemic or for an undetermined period of time. Occupancy may also be affected by the data each nursing home is required to report, including the number of confirmed and suspected cases of COVID-19 and resident deaths related to COVID-19, which is made publicly available through the CDC National Healthcare Safety Network.
The Company is closely monitoring and evaluating the impact of the COVID-19 pandemic on all aspects of its business. We have identified team members and patients who have tested positive for COVID-19 at our centers, and we have incurred increases in the costs of caring for the patients and residents in those centers. The Company incurred an additional $8.1 million of labor expense and $3.9 million for testing and the increased costs of personal protective equipment, food and infection control supplies related to the COVID-19 pandemic for the three month period ended March 31, 2021. The Company has also experienced reduced occupancy at its centers and has incurred additional expenditures preparing our centers for potential outbreaks. The Company has an interdisciplinary team monitoring and keeping apprised of the latest information about the virus and its prevalence. The Company has implemented precautionary measures and response protocols to minimize the spread of the virus, following guidance from the CDC, but the Company nevertheless expects additional cases of the virus will occur at these and other facilities.
The CARES Act, the PPPHCE Act, the CAA and the ARPA offer various forms of financial relief for healthcare providers, including, among other things, modifications to the limitation on business interest expense and net operating loss provisions relative to the payment of federal income taxes. In addition, these stimulus laws include over $178 billion of funding to be distributed through the PHSSEF to eligible providers, including public entities and Medicare and/or Medicaid enrolled providers. It is not clear how much of the funding remains available for distribution. PHSSEF payments are intended to assist healthcare providers with lost revenues and healthcare-related expenses incurred in response to the COVID-19 pandemic. As long as the recipient has sufficient COVID-19 attributable expenses and lost revenues between January 1, 2020 and June 30, 2021 and complies with certain terms and conditions, the PHSSEF payments are not required to be repaid. The terms and conditions include, among other things, complying with reporting requirements, limitations on balance billing and restrictions against using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse.
Additionally, the CARES Act and other enacted legislation authorized additional relief funding to skilled nursing facilities and nursing homes in the form of Nursing Home Infection Control distributions, with a fixed ten thousand dollars distributed for each facility and variable distributions based on number of beds. The legislation also provides for infection control quality incentive payments to skilled nursing facilities and nursing homes based on certain performance measures tied to COVID-19 infections and mortalities. These payments were calculated based on monthly performance periods running from September through December 2020, with the total available bonus payment for each performance period determined in part based on data reported via CASPER. The terms and conditions for this distribution limit use of payments to certain infection control expenses. HHS has not yet published reporting requirements for these distributions and has not yet stipulated a time period by which these funds must be used.
As of March 31, 2021, we received $51.6 million from the PHSSEF. We also applied for additional Phase 3 General Distribution PHSSEF payments; however, we have not received any payments as of March 31, 2021.
Recipients of more than ten thousand dollars in PHSSEF funds will be required to submit reports to HHS that include information about their expenses and lost revenues and use of the PHSSEF funds. Although registration for reporting is available, HHS has not yet opened the portal for reporting or finalized a deadline for submission of the initial report. HHS continues to update guidance regarding post-payment reporting requirements that provide some additional details and examples related to how recipients should calculate their COVID-19 attributable expenses and lost revenues for purposes of PHSSEF reporting. Ultimately, to the extent that reports submitted by a recipient do not demonstrate sufficient healthcare related lost revenues and expenses attributable to COVID-19 (as those terms are defined by HHS), the recipient may have to repay any excess funds received.
Due to the recent enactment of the CARES Act and other stimulus legislation and evolving guidance, there is still a high degree of uncertainty surrounding the PHSSEF funds. We are closely tracking our use of the funds received from PHSSEF in order to demonstrate compliance with the terms and conditions, including applicable reporting requirements. The Company is still evaluating the most recent guidance related to these funds; however, the Company currently anticipates, but cannot guarantee, that it will have sufficient COVID-19 attributable expenses and lost revenues to retain the PHSSEF payments it has received to date. The Company will not be able to determine the amount of used funds until the reporting rules are finalized by the federal government, and the Company knows the full extent of its COVID-19 attributable expenses and lost revenues. The Company can offer no assurance that it will be in compliance with all requirements related to retaining the PHSSEF payments. If we fail to appropriately comply with all of the terms and conditions or do not have sufficient expenses and lost revenues (as defined by these programs), the Company may be required to repay some or all of these amounts, which could have a material adverse impact.
The CARES Act and related legislation also make available or expanded other forms of financial assistance for healthcare providers. For example, the CARES Act provides for Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. CMS is no longer accepting applications for accelerated or advanced payments. The Company did not elect to participate in this program. In addition, the CARES Act and related legislation suspend the Medicare sequestration from May 1, 2020 through December 31, 2021, which would have otherwise reduced payments to Medicare providers by 2%, as required by the Budget Control Act of 2011, but also extended sequestration through 2030. The ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the PAYGO Act. As a result, absent congressional action, Medicare spending will be reduced by up to 4 percentage points in FY 2022, in addition to the existing sequestration requirements of the Budget Control Act of 2011.

The Company is continuing to evaluate and consider the potential impact that the COVID-19 public health emergency may have on its liquidity, financial condition and results of operations due to numerous uncertainties. We also continue to assess the potential impact of the CARES Act, other enacted legislation, and other stimulus measures, if any, as well as the impact of other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows. Given the uncertainty as to the duration and severity of the COVID-19 pandemic, it could have a material adverse effect on the Company's future results of operations, financial condition and liquidity.
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
Improving skilled mix and average Medicare rate:
One of our key performance indicators is skilled mix. Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the three months ended March 31, 2021 and 2020 was 18.9% and 13.7%, respectively. The increase in skilled mix is due in part to the impact of COVID-19 on our patients and residents and the related skilled in place wiaver issued by CMS relative to the pandemic. For the past several years, census and skilled mix trends have been affected by healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payors and conveners to divert certain skilled nursing referrals to home health or other community-based care settings.
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
On December 1, 2020, the Company entered into an agreement with Omega Healthcare Investors ("Omega") to transfer operations of the facility located in Florida to another operator. The agreement effectively amended the Master Lease Agreement between the Company and Omega, dated October 1, 2018 (the "Omega Master Lease") to remove this center, reduced annual rent expense, and released the Company from further obligations arising under the Omega Master Lease with respect to the Florida facility.
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
During 2019, the Company expanded its participation in the Texas Quality Incentive Program ("QIPP") as administered by the Texas Health and Human Services Commission. QIPP provides supplemental Medicaid payments for skilled nursing centers that achieve certain quality measures. The Company previously had one of its Texas skilled nursing centers participating in the QIPP. During April 2019, the Company enrolled an additional eleven of its Texas skilled nursing centers in the program, such that twelve of the Company’s centers participate in the QIPP effective September 1, 2019. To allow four of these centers to meet the QIPP participation requirements, the Company entered into a transaction with a Texas medical district already participating in the QIPP, providing for the transfer of the related provider licenses from the Company to the medical district. The Company’s operating subsidiary retained the management of the centers on behalf of the medical district. In response to the

COVID-19 pandemic, the Texas Health and Human Services Commission waived some of the performance and reporting requirements for QIPP effective March 1, 2020 through the remainder of the state fiscal year 2021.
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
Critical Accounting Policies and Judgments
A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments often involving estimates of the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income or loss to vary significantly from period to period. Our critical accounting policies are more fully described in our 2020 Annual Report on Form 10-K.
Revenue Sources
We classify our revenues from patients and residents into four major categories: Medicaid, Medicare, Managed Care, and Private Pay and other. Medicaid revenues are composed of the traditional Medicaid and Managed Medicaid programs established to provide benefits to those in need of financial assistance in the securing of medical services. Medicare revenues include revenues received under both Part A and Part B of the Medicare program. Managed Care revenues include payments for patients who are insured by a third-party entity, typically called a Health Maintenance Organization, often referred to as an HMO plan, or are Medicare beneficiaries who assign their Medicare benefits to a Managed Care replacement plan often referred to as Medicare replacement products. The Private Pay and other revenues are composed primarily of individuals or parties who directly pay for their services. Included in the Private Pay and other payors are patients who are hospice beneficiaries as well as the recipients of Veterans Administration benefits. Veterans Administration payments are made pursuant to renewable contracts negotiated with these payors.
The Company recognized $3.8 million and $0.3 million of Medicaid and Hospice stimulus dollars, respectively, for the three month period ended March 31, 2021 that are reflected as patient revenues from Medicaid and Private Pay and Other, respectively, in the Company's results of operations. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements included in this report for more information. The following table summarizes revenue from contracts with customers by payor source from continuing operations for the periods presented (dollar amounts in thousands).

	Three Months Ended March 31,
	2021		2020
Medicaid	$49,955	44.1%	$54,330	45.3%
Medicare	24,458	21.6%	20,672	17.2%
Managed Care	13,676	12.1%	12,596	10.5%
Private Pay and other	25,271	22.2%	32,389	27.0%
Total	$113,360	100.0%	$119,987	100.0%

The following table sets forth average daily skilled nursing census by primary payor source for our continuing operations for the periods presented:

	Three Months Ended March 31,
	2021		2020
Medicaid	3,126	65.2%	3,818	68.2%
Medicare	612	12.8%	504	9.0%
Managed Care	293	6.1%	265	4.7%
Private Pay and other	761	15.9%	1,015	18.1%
Total	4,792	100.0%	5,602	100.0%
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
In recent years, the U.S. Congress and some state legislatures have considered and enacted significant reforms affecting the availability, payment and reimbursement of healthcare services in the United States. Reforms that we believe may have a material impact on the long-term care industry and on our business include, among others, possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The most prominent of the federal legislative reform efforts, the Affordable Care Act, affects how health care services are covered, delivered and reimbursed. The Affordable Care Act expands coverage through a combination of public program expansion and private sector reforms, provides for reduced growth in Medicare program spending, and promotes initiatives that tie reimbursement to quality and care coordination. Some of the provisions, such as the requirement that large employers provide health insurance benefits to full-time employees, have increased our operating expenses. The Affordable Care Act expands the role of home-based and community services, which may place downward pressure on our sustaining population of Medicaid patients. However, there is considerable uncertainty regarding the future of the Affordable Care Act. The law has been subject to legislative and regulatory changes and court challenges, and although the current presidential administration has indicated its intent to protect the Affordable Care Act, it is possible that there may be continued changes to the law, its implementation or its interpretation. For example, effective January 1, 2019, Congress eliminated the financial penalty associated with the individual mandate. As a result of this change, a federal judge in Texas ruled in December 2018 that the individual mandate was unconstitutional and determined that the rest of the Affordable Care Act was, therefore, invalid. In December 2019, the Fifth Circuit Court of Appeals upheld this decision with respect to the individual mandate, but remanded for further consideration of how this affects the rest of the law. In November 2020, the U.S. Supreme Court heard oral arguments regarding this case, and the law remains in place pending a decision.
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
CMS publishes nursing home rankings based on performance scores on the Care Compare website, which is intended to assist the public in finding and comparing providers. The Care Compare website publishes for each nursing home a rating between 1 and 5 stars as part of CMS’s Five-Star Quality Rating System. An overall star rating is determined based on three components (information from the last three years of health inspections, staffing information, and quality measures), each of which also has its own five-star rating. The ratings are based, in part, on the quality data nursing centers are required to report. For example, nursing centers must report the rate of short-stay residents who are successfully discharged into the community and the percentage who had an outpatient emergency department visit. As a result of the COVID-19 pandemic, CMS issued temporary waivers and flexibilities that impact the information posted on the Care Compare website and used in the Five-Star Quality Rating System. For example, CMS temporarily waived the requirement to submit staffing data and issued guidance prioritizing or suspending certain nursing home surveys. Some of these measures have been lifted, while some are subject to phased re-opening criteria. However, due to these changes and their impact on data, CMS is adjusting some ratings (e.g., by holding specific quality measures constant). In addition to the standard Care Compare data, CMS is posting COVID-19 data submitted by nursing homes on the CDC National Healthcare Safety Network and linking to this information from the Care Compare website. The information posted includes the reported number of confirmed and suspected cases of COVID-19 in each facility, resident deaths related to COVID-19, availability of personal protective equipment and COVID-19 testing, and potential staffing shortages.
We remain diligent in continuing to provide outstanding patient care to achieve high rankings for our centers, as well as assuring that our rankings are correct and appropriately reflect our quality results. Our focus has been and continues to be on the delivery of quality care to our patients and residents.
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of March 31, 2021, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$69,125	$5,052	$64,064	$9	$—
Settlement obligations (2)	3,518	3,518	—	—	—
Settlement of civil investigative demand (3)	8,529	1,180	4,281	3,068	—
Operating leases (4)	392,547	51,408	105,653	107,308	128,178
Required capital expenditures under operating leases (5)	14,788	1,935	3,869	3,869	5,115
Total	$488,507	$63,093	$177,867	$114,254	$133,293

(1)Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our finance lease obligations. Our long-term debt obligations decreased $1.2 million between December 31, 2020 and March 31, 2021. See Note 6, "Long-Term Debt" to the interim consolidated financial statements included in this report for additional information.
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
(4)Represents minimum annual undiscounted lease payments (exclusive of taxes, insurance, and maintenance costs) under our operating lease agreements, which does not include renewals. Our operating lease obligations decreased $12.7 million between December 31, 2020 and March 31, 2021. See Note 8, "Leases," to the interim consolidated financial statements included in this report for additional information.
(5)Includes annual expenditure requirements under operating leases. Our required capital expenditures decreased $0.8 million between December 31, 2020 and March 31, 2021.

Employment Agreements
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1.6 million as of March 31, 2021. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee.

Results of Continuing Operations
The following tables present the unaudited interim consolidated statements of operations and related data for the three month period ended March 31, 2021 and 2020:

(in thousands)	Three Months Ended March 31,
	2021	2020	Change	%
PATIENT REVENUES, NET	$113,360	$119,987	$(6,627)	(5.5)%
OTHER OPERATING INCOME	11,321	—	11,321	100.0%
EXPENSES:
Operating	96,829	94,859	1,970	2.1%
Lease and rent expense	13,249	13,512	(263)	(1.9)%
Professional liability	2,083	1,839	244	13.3%
General and administrative	6,765	6,758	7	0.1%
Depreciation and amortization	2,295	2,288	7	0.3%
Total expenses	121,221	119,256	1,965	1.6%
OPERATING INCOME	3,460	731	2,729	N/M
OTHER INCOME (EXPENSE):
Other income	39	115	(76)	(66.1)%
Interest expense, net	(1,022)	(1,460)	438	30.0%
Total other expenses	(983)	(1,345)	362	26.9%
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,477	(614)	3,091	N/M
(PROVISION) BENEFIT FOR INCOME TAXES	(343)	104	(447)	(429.8)%
INCOME (LOSS) FROM CONTINUING OPERATIONS	$2,134	$(510)	$2,644	N/M
N/M = Not Meaningful

Percentage of Total Patient Revenues	Three Months Ended March 31,
	2021	2020
PATIENT REVENUES, NET	100.0%	100.0%
OTHER OPERATING INCOME	10.0	—
EXPENSES:
Operating	85.4	79.1
Lease and rent expense	11.7	11.3
Professional liability	1.8	1.5
General and administrative	6.0	5.6
Depreciation and amortization	2.0	1.9
Total expenses	106.9	99.4
OPERATING INCOME	3.1	0.6
OTHER INCOME (EXPENSE):
Other income	—	0.1
Interest expense, net	(0.9)	(1.2)
Total other expenses	(0.9)	(1.1)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2.2	(0.5)
BENEFIT (PROVISION) FOR INCOME TAXES	(0.3)	0.1
INCOME (LOSS) FROM CONTINUING OPERATIONS	1.9%	(0.4)%

Three Months Ended March 31, 2021 Compared To Three Months Ended March 31, 2020
Patient Revenues
Patient revenues were $113.4 million and $120.0 million for the three months ended March 31, 2021 and 2020, respectively, a decrease of $6.6 million.
Our same store Medicaid, Medicare and Managed Care rates for the first quarter of 2021 increased 0.3%, 3.2% and 6.2%, respectively, resulting in a revenue increase of $0.4 million, $0.2 million and $0.7 million, respectively. Our Medicare and Managed care census for the first quarter of 2021 increased 23.0% and 11.3%, respectively, due in part to the impact of COVID-19 on our patients and residents and related skilled in place waiver issued by CMS relative to the pandemic, resulting in increased revenue of $5.1 million and $1.1 million, respectively. Conversely, our Medicaid, Private and Hospice average daily census for the first quarter of 2021 decreased 16.9%, 22.7% and 25.1%, respectively, resulting in reduced revenue of $10.7 million, $1.8 million and $2.3 million, respectively. The decline in census for the first quarter of 2021 was mainly due to the impact of the COVID-19 pandemic. We recognized Medicaid and Hospice state stimulus funds of $3.8 million and $0.3 million, respectively, during the first quarter of 2021. Additionally, the suspension of sequestration resulted in an increase in revenue of $0.8 million. for the first quarter of 2021. The QIPP and Intergovernmental Transfer ("IGT") programs resulted in $0.6 million of additional revenues for the first quarter of 2021. One less day of revenues for the first quarter of 2021 compared to the first quarter of 2020 resulted in $1.2 million less revenue.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended March 31,
	2021	2020
Skilled nursing occupancy	66.1%	76.4%
As a percent of total census:
Medicare census	12.8%	9.0%
Medicaid census	65.2%	68.2%
Managed Care census	6.1%	4.7%
As a percent of total revenues:
Medicare revenues	21.6%	17.2%
Medicaid revenues	44.1%	45.3%
Managed Care revenues	12.1%	10.5%
*Average rate per day:
Medicare	$502.48	$487.01
Medicaid	$181.90	$181.31
Managed Care	$415.72	$391.34

*Excludes COVID-19 federal and state stimulus payments

Other Operating Income
Since January 1, 2020, we have received $51.6 million of provider relief from the CARES Act, PPHCE Act, and the Families First Coronavirus Response Act. We recognized $10.5 million of the funds during the first quarter of 2021, which is classified as "Other Operating Income" in the Company's results of operations. We also recognized $0.8 million of grant funds from states, which is included in "Other Operating Income" in the Company's results of operation for the three months ended March 31, 2021. The Medicare stimulus funds that we recognized during the quarter were used to offset healthcare-related expenses and lost revenues attributable to COVID-19. Increased healthcare related expenses included but were not limited to increased wages and increased costs for personal protective equipment, testing and other supplies. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements.
Operating Expense
Operating expense increased in the first quarter of 2021 to $96.8 million from $94.9 million in the first quarter of 2020, an increase of $1.9 million. Operating expense increased as a percentage of patient revenues to 85.4% for the first quarter of 2021 as compared to 79.1% for the first quarter of 2020.
The primary driver for the increase in operating expense was incremental healthcare-related expenses attributable to COVID-19 of $12.0 million. Such expenses included increased labor expenses, testing and the increased costs of personal protective equipment, food and infection control supplies. Excluding the increased healthcare-related expenses attributable to COVID-19, we benefited from our cost saving initiatives that favorably impacted certain clinical labor costs and nursing and ancillary costs in addition to decreased health insurance costs.
Lease Expense
Lease expense in the first quarter of 2021 decreased to $13.2 million as compared to $13.5 million in the first quarter of 2020, a decrease of $0.3 million. The decrease in lease expense was due to the amendment to the Omega Master Lease in conjunction with the transfer of operations of the facility located in Florida.
Professional Liability
Professional liability expense was $2.1 million and $1.8 million in the first quarters of 2021 and 2020, respectively. Our cash expenditures for professional liability costs, including those relative to claims for the centers that we formerly operated in the State of Kentucky, were $1.5 million and $1.8 million for the first quarters of 2021 and 2020, respectively. Professional liability expense fluctuates based on the results of our third-party professional liability actuarial studies, premiums and cash expenditures are incurred to defend and settle existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and Administrative Expense
General and administrative expense remained consistent at $6.8 million in the first quarter of 2021 and in 2020.
Depreciation and Amortization
Depreciation and amortization expense remained consistent at $2.3 million in the first quarter of 2021 and in 2020.
Interest Expense, Net
Interest expense was $1.0 million in the first quarter of 2021 and $1.5 million in the first quarter of 2020. The decrease of $0.5 million was due to a decrease in the outstanding borrowings on our loan facilities.
Income from Continuing Operations before Income Taxes; Loss from Continuing Operations per Common Share
As a result of the above, continuing operations reported income of $2.5 million before income taxes for the first quarter of 2021 as compared to a loss of $0.6 million for the first quarter of 2020. The basic and diluted income per common share from continuing operations were $0.33 and $0.32 for the first quarter of 2021, respectively, compared to both basic and diluted loss per common share from continuing operations of $0.08 in the first quarter of 2020.
COVID-19 Impact on Continuing Operations
Since the end of the quarter, there have been additional cases of COVID-19 at certain of our centers. The Company has continued to experience reduced occupancy and increased operating expenses at its centers in the form of increased labor costs, testing and the increased cost of personal protective equipment, food and infection control supplies. The Company expects such increased expenses to continue throughout 2021.
Liquidity and Capital Resources
COVID-19 Impact on Liquidity
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. While the Company incurred significant disruptions since the start of the COVID-19 pandemic, it is unable to fully predict the impact that the COVID-19 pandemic will have on its liquidity, financial condition and results of operations due to numerous uncertainties. As a result of the COVID-19 pandemic, we have recognized less revenue and increased operating expenses, but we have received additional stimulus funds through the PHSSEF since the start of the pandemic, which have been used and are expected to continue to be used to mitigate the impact of the reduced revenues and increased operating expenses, and any cash flow or liquidity impacts therefrom. The increased operating expenses include increased labor costs, testing and the increased costs of personal protective equipment, food and infection control supplies. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements.
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
Net cash provided by operating activities of continuing operations totaled $3.4 million for the three months ended March 31, 2021, compared to net cash provided by operating activities of continuing operations of $2.7 million in the same period of 2020. The primary drivers of the increase in net cash provided by operating activities were income from continuing operations. A decrease in accounts receivable due to a decline in census as well as increased collections also contributed to the increase in cash provided by operating activities for the three months ended March 31, 2021 compared to March 31, 2020.
Our cash expenditures related to professional liability claims of continuing operations were $1.5 million and $1.8 million for the three months ended March 31, 2021 and 2020, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our inability to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $1.5 million and $0.9 million for the three months ended March 31, 2021 and 2020, respectively. The cash used for investing activities represents capital expenditures for improvements to our centers and purchases of clinical equipment to assist with fighting and slowing the spread of COVID-19.
Net cash used in financing activities of continuing operation were nearly zero for the three months ended March 31, 2021 and 2020.
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
As of March 31, 2021, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred, but unreported claims of $24.8 million. Our calculation of this estimated liability is based on the Company's best estimate of the likelihood of adverse judgments with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.
Capital Resources
The Company maintains a credit facility with a syndicate of banks. The Company originally entered into the credit facility in May 2013, and subsequently amended the facility. As of December 31, 2019, the credit facility consisted of a mortgage loan of $67.5 million, an acquisition loan with a borrowing capacity of $12.5 million, a revolver with a borrowing capacity of $40.3 million and an affiliated revolver with a borrowing capacity of $2.0 million.
On October 14, 2020, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of banks, which consists of a $62.0 million mortgage loan subsequently amended ("Amended Mortgage Loan"), a $36.0 million revolver subsequently amended ("Amended Revolver") and a $2.0 million affiliated revolver amended ("Amended Affiliated Revolver"). The Amended Mortgage Loan, Amended Revolver and Amended Affiliated Revolver have a 3-year maturity through September 30, 2023. The Amended Mortgage Loan has a term of 3 years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term loan facility is based on LIBOR plus 4.0% with a 1.0% floor. The Amended Mortgage Loan balance was $60.8 million as of March 31, 2021 with an interest rate of 5.0%. The Amended Mortgage Loan consolidated the mortgage and acquisition loans. The Amended Mortgage Loan is secured by 15 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan, the Amended Revolver and the Amended Affiliated Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver and Amended Affiliated Revolver have an interest rate of LIBOR plus 4.0% and are secured by accounts receivable and are subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
As of March 31, 2021, we had $61.2 million of outstanding long-term debt and finance lease obligations. The $61.2 million total includes $0.4 million in finance lease obligations.

As of March 31, 2021 and December 31, 2020, the Company had no outstanding borrowings under its revolvers. The interest rate related to the revolvers was 5.0% as of March 31, 2021. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has four letters of credit with a total value of $12.4 million outstanding as of March 31, 2021. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the Amended Revolver and the Amended Affiliated Revolver, and the maximum loan amount of $24.4 million for these revolvers, the balance available for borrowing under the revolvers was $12.0 million at March 31, 2021.
Our lending agreements contain various financial covenants, the most restrictive of which relates to debt service coverage ratios. We are in compliance with all such covenants at March 31, 2021.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at March 31, 2021
Credit Facility:
Minimum fixed charge coverage ratio	1.05:1.00	1.26:1.00
Minimum adjusted EBITDA	$13.0 million	$25.8 million
Mortgaged Centers:
EBITDAR	$10.0 million	$20.4 million
Affiliated Revolver:
Minimum adjusted EBITDA	$0.8 million	$2.1 million
Off-Balance Sheet Arrangements
We have four letters of credit outstanding with an aggregate value of approximately $12.4 million as of March 31, 2021. The letters of credit serve as a security deposits for certain center leases. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.
Forward-Looking Statements
The foregoing discussion and analysis provides information deemed by management to be relevant to an assessment and understanding of our consolidated results of operations and financial condition. This discussion and analysis should be read in conjunction with our interim consolidated financial statements included herein. Certain statements made by or on behalf of us, including those contained in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere, are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Actual results could differ materially from those contemplated by the forward-looking statements made herein. Forward-looking statements are predictive in nature and are frequently identified by the use of terms such as "may," "will," "should," "expect," "believe," "estimate," "intend," and similar words indicating possible future expectations, events or actions. In addition to any assumptions and other factors referred to specifically in connection with such statements, other factors, many of which are beyond our ability to control or predict, could cause our actual results to differ materially from the results expressed or implied in any forward-looking statements including, but not limited to:
•the potential adverse effect of the COVID-19 pandemic on the economy, our patients and residents and supply chain, including, changes in the occupancy of our centers, increased operation costs in addressing COVID-19, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its patients served,
•the duration and severity of the COVID-19 pandemic and the extent and severity of the impact on the Company's patients and residents,
•actions governments take in response to the COVID-19 pandemic, including the introduction of public health measures and other regulations affecting our centers, and the timing, availability, and adoption of effective medical treatments and vaccines,
•the impact of the CARES Act, the PPPHCE Act, the CAA and the ARPA and any other COVID-19 relief aid adopted by governments or the implementation or modifications to such acts, including any obligation of the Company to repay any stimulus payments received under such relief aid,
•perceptions regarding the safety of senior living communities during and after the pandemic, changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet the demand, changes in the acuity levels of our new residents, the disproportionate impact of COVID-19 on seniors generally and those residing in our communities,

•increased regulatory requirements, including unfunded mandatory testing, increased enforcement actions resulting from COVID-19, including those that may limit our collection efforts for delinquent accounts and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts,
•our ability to successfully integrate the operations of new nursing centers, as well as successfully operate all of our centers,
•our ability to increase census at our centers and occupancy rates at our centers,
•changes in governmental reimbursement, including the Patient-Driven Payment Model that was implemented in October of 2019,
•government regulation,
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
Investors also should refer to the risks identified in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part I. Item 1A. Risk Factors” in our annual report on Form 10-K for the year ended December 31, 2020 and in "Part II. Item 1A. Risk Factors" below, for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of March 31, 2021, we had outstanding borrowings of approximately $60.8 million, which was subject to variable interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of March 31, 2021. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of March 31, 2021, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
As of March 31, 2021, we are engaged in 79 professional liability lawsuits. Twenty-one lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
In February 2020, we entered into a settlement agreement with the U.S. Department of Justice and the State of Tennessee of actions alleging violations of the federal False Claims Act in connection with our provision of therapy and the completion of certain resident admission forms. This settlement resolved an investigation that had begun in 2012 and covers the time period from January 1, 2010 through December 31, 2015. This agreement requires material annual payments for a period of five years ending in February 2025 and also requires a contingent payment in the event the Company sells any of its owned facilities during the five year payment period. Failure to timely make any of these payments could result in rescission of the settlement and result in the government having a very large claim against us, including penalties, and/or make us ineligible to participate in certain government funded healthcare programs, any of which could in turn significantly harm our business and financial condition.
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
ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results. We are including the following revised risk factor, which updates and supersedes the corresponding risk factor disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, which should be read in conjunction with our description of risk factors in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2020:
Changes in the method of determining LIBOR, or the replacement of LIBOR with an alternative reference rate, may adversely affect interest rates on our current or future indebtedness and may otherwise adversely affect our financial condition and results of operations.
On March 5, 2021, the Financial Conduct Authority (“FCA”) announced that USD LIBOR will no longer be published after June 30, 2023. This announcement has several implications, including setting the spread that may be used to automatically convert contracts from LIBOR to the Secured Overnight Financing Rate ("SOFR"). Additionally, banking regulators are encouraging banks to discontinue new LIBOR debt issuances by December 31, 2021.
The Company anticipates that LIBOR will continue to be available at least until June 30, 2023. Any changes adopted by the FCA or other governing bodies in the method used for determining LIBOR may result in a sudden or prolonged increase or decrease in reported LIBOR. If that were to occur, our interest payments could change. In addition, uncertainty about the extent and manner of future changes may result in interest rates and/or payments that are higher or lower than if LIBOR were to remain available in its current form.
The Company has contracts that are indexed to LIBOR and is monitoring and evaluating the related risks, which include interest on loans, amounts paid on securities, or amounts paid on derivative instruments. These risks arise in connection with transitioning contracts to an alternative rate, including any resulting value transfer that may occur, and are likely to vary by contract. The value of loans, securities, or derivative instruments tied to LIBOR, as well as interest rates on our current or future indebtedness, may also be impacted if LIBOR is limited or discontinued. For some instruments the method of transitioning to an alternative reference rate may be challenging, especially if we cannot agree with the respective counterparty about how to make the transition.
While we expect LIBOR to be available in substantially its current form until at least the end of June 30, 2023, it is possible that LIBOR will become unavailable prior to that point. This could result, for example, if sufficient banks decline to make submissions to the LIBOR administrator. In that case, the risks associated with the transition to an alternative reference rate will be accelerated and magnified.
Alternative rates and other market changes related to the replacement of LIBOR, including the introduction of financial products and changes in market practices, may lead to risk modeling and valuation challenges, such as adjusting interest rate accrual calculations and building a term structure for an alternative rate.
The introduction of an alternative rate also may create additional basis risk and increased volatility as alternative rates are phased in and utilized in parallel with LIBOR.
Adjustments to systems and mathematical models to properly process and account for alternative rates will be required, which may strain the model risk management and information technology functions and result in substantial incremental costs for the company.
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

May 11, 2021

	By:	/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
President and Chief Executive Officer, Principal Executive Officer
(duly authorized officer)

	By:	/s/ Kerry D. Massey
Kerry D. Massey
Executive Vice President and Chief Financial Officer
(principal financial officer)