Form 10-Q
period 2021-06-30
Diversicare Healthcare Services, Inc.
filed 2021-08-10
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: June 30, 2021
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
(Outstanding shares of the issuer’s common stock as of August 4, 2021)

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2021	December 31, 2020
	(Unaudited)
CURRENT ASSETS:
Cash	$25,429	$30,821
Accounts receivable	50,946	53,691
Self-insurance receivables	928	1,025
Other receivables	2,543	4,622
Prepaid expenses and other current assets	3,763	5,356
Income tax refundable	132	1,746
Total current assets	83,741	97,261
PROPERTY AND EQUIPMENT, at cost	137,132	135,234
Less accumulated depreciation and amortization	(95,461)	(91,914)
Property and equipment, net	41,671	43,320
OTHER ASSETS:
Operating lease right-of-use assets	275,422	290,296
Acquired leasehold interest, net	4,936	5,202
Other noncurrent assets	3,810	3,773
Total other assets	284,168	299,271
	$409,580	$439,852
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(continued)

	June 30, 2021	December 31, 2020
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and finance lease obligations	$1,684	$1,660
Current portion of operating lease liabilities	30,292	28,583
Trade accounts payable	14,849	13,901
Accrued expenses:
Payroll and employee benefits	13,548	15,393
Self-insurance reserves, current portion	13,533	12,665
Deferred income	10,535	25,900
Other current liabilities	13,140	14,743
Total current liabilities	97,581	112,845
NONCURRENT LIABILITIES:
Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	57,859	58,526
Operating lease liabilities, less current portion	258,553	274,155
Self-insurance reserves, less current portion	13,519	15,476
Government settlement accrual	7,000	8,000
Other noncurrent liabilities	1,718	2,155
Total noncurrent liabilities	338,649	358,312
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT:
Common stock, authorized 20,000 shares, $.01 par value, 7,181 and 7,079 shares issued, and 6,953 and 6,847 shares outstanding, respectively	71	71
Treasury stock at cost, 232 shares of common stock	(2,500)	(2,500)
Paid-in capital	24,851	24,596
Accumulated deficit	(49,090)	(53,510)
Accumulated other comprehensive income	18	38
Total shareholders’ deficit	(26,650)	(31,305)
	$409,580	$439,852
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended June 30,
	2021	2020
PATIENT REVENUES, NET	$111,270	$118,243
OTHER OPERATING INCOME	8,547	5,148
EXPENSES:
Operating	91,598	95,775
Lease and rent expense	13,264	13,523
Professional liability	1,484	2,114
General and administrative	6,976	6,880
Depreciation and amortization	2,374	2,278
Total expenses	115,696	120,570
OPERATING INCOME	4,121	2,821
OTHER INCOME (EXPENSE):
Other income	174	409
Interest expense, net	(1,087)	(1,209)
Total other expense	(913)	(800)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,208	2,021
PROVISION FOR INCOME TAXES	(354)	(182)
INCOME FROM CONTINUING OPERATIONS	2,854	1,839
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $77 and $102, respectively	(360)	(387)
NET INCOME	$2,494	$1,452
NET INCOME PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.43	$0.28
Discontinued operations	(0.05)	(0.06)
	$0.38	$0.22
Per common share – diluted
Continuing operations	$0.42	$0.28
Discontinued operations	(0.05)	(0.06)
	$0.37	$0.22
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,643	6,649
Diluted	6,752	6,704
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands and unaudited)

	Three Months Ended June 30,
	2021	2020
NET INCOME	$2,494	$1,452
OTHER COMPREHENSIVE INCOME (LOSS):
Change in fair value of cash flow hedges, net of tax	(11)	59
Total other comprehensive income (loss)	(11)	59
COMPREHENSIVE INCOME	$2,483	$1,511

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Six Months Ended June 30,
	2021	2020
PATIENT REVENUES, NET	$224,630	$238,230
OTHER OPERATING INCOME	19,868	5,148
EXPENSES:
Operating	188,427	190,634
Lease and rent expense	26,513	27,036
Professional liability	3,567	3,953
General and administrative	13,741	13,638
Depreciation and amortization	4,669	4,565
Total expenses	236,917	239,826
OPERATING INCOME	7,581	3,552
OTHER INCOME (EXPENSE):
Other income	213	524
Interest expense, net	(2,109)	(2,669)
Total other expense	(1,896)	(2,145)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,685	1,407
PROVISION FOR INCOME TAXES	(697)	(78)
INCOME FROM CONTINUING OPERATIONS	4,988	1,329
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $149 and $167, respectively	(606)	(630)
NET INCOME	$4,382	$699
NET INCOME PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.75	$0.21
Discontinued operations	(0.09)	(0.10)
	$0.66	$0.11
Per common share – diluted
Continuing operations	$0.74	$0.21
Discontinued operations	(0.09)	(0.10)
	$0.65	$0.11
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,607	6,506
Diluted	6,746	6,586

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands and unaudited)

	Six Months Ended June 30,
	2021	2020
NET INCOME	$4,382	$699
OTHER COMPREHENSIVE LOSS:
Change in fair value of cash flow hedges, net of tax	(20)	(220)
Total other comprehensive loss	(20)	(220)
COMPREHENSIVE INCOME	$4,362	$479

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(in thousands and unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2019	6,908	$69	232	$(2,500)	$24,026	$(59,079)	$568	$(36,916)
Net loss	—	—	—	—	—	(753)	—	(753)
Issuance of equity grants, net	190	1	—	—	3	—	—	4
Interest rate cash flow hedge	—	—	—	—	—	—	(279)	(279)
Stock-based compensation	—	—	—	—	338	—	—	338
BALANCE, MARCH 31, 2020	7,098	$70	232	$(2,500)	$24,367	$(59,832)	$289	$(37,606)
Net income	—	—	—	—	—	1,452	—	1,452
Cancellation of equity grants, net	(23)	—	—	—	—	—	—	—
Interest rate cash flow hedge	—	—	—	—	—	—	59	59
Stock-based compensation	—	—	—	—	77	—	—	77
BALANCE, JUNE 30, 2020	7,075	$70	232	$(2,500)	$24,444	$(58,380)	$348	$(36,018)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2020	7,079	$71	232	$(2,500)	$24,596	$(53,510)	$38	$(31,305)
Net income	—	—	—	—	—	1,888	—	1,888
Issuance of equity grants, net	106	1	—	—	63	—	—	64
Interest rate cash flow hedges	—	—	—	—	—	38	(9)	29
Stock-based compensation	—	—	—	—	95	—	—	95
BALANCE, MARCH 31, 2021	7,185	$72	232	$(2,500)	$24,754	$(51,584)	$29	$(29,229)
Net income	—	—	—	—	—	2,494	—	2,494
Cancellation of equity grants, net	(4)	(1)	—	—	—	—	—	(1)
Interest rate cash flow hedge	—	—	—	—	—	—	(11)	(11)
Stock-based compensation	—	—	—	—	97	—	—	97
BALANCE, JUNE 30, 2021	7,181	$71	232	$(2,500)	$24,851	$(49,090)	$18	$(26,650)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Six Months Ended June 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,382	$699
Loss from discontinued operations	(606)	(630)
Income from continuing operations	4,988	1,329
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	4,669	4,565
Provision for self-insured professional liability, net of cash payments	120	494
Amortization of right-of-use assets	13,903	11,286
Stock-based compensation	192	415
Provision for leases in excess of cash payments	971	1,656
Other	(232)	602
Changes in assets and liabilities affecting operating activities:
Receivables	2,841	8,049
Prepaid expenses and other assets	2,603	(189)
Trade accounts payable and accrued expenses	(2,084)	1,461
Deferred income	(15,365)	25,320
Operating lease liabilities	(13,893)	(11,286)
Net cash (used in) provided by continuing operations	(1,287)	43,702
Discontinued operations	(606)	(630)
Net cash (used in) provided by operating activities	(1,893)	43,072
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(2,753)	(2,063)
Purchases of property and equipment with stimulus funds	(305)	(712)
Net cash used in continuing operations	(3,058)	(2,775)
Discontinued operations	—	—
Net cash used in investing activities	(3,058)	(2,775)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt and finance lease obligations	(759)	(18,763)
Proceeds from issuance of debt	—	4,551
Proceeds from stimulus funds used to purchase property and equipment	305	712
Financing costs	—	(430)
Issuance and redemption of employee equity awards, net	13	4
Net cash used in continuing operations	(441)	(13,926)
Discontinued operations	—	—
Net cash used in financing activities	$(441)	$(13,926)
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Six Months Ended June 30,
	2021	2020
NET (DECREASE) INCREASE IN CASH	$(5,392)	$26,371
CASH, beginning of period	30,821	2,710
CASH, end of period	$25,429	$29,081
SUPPLEMENTAL INFORMATION:
Cash payments of interest	$2,005	$2,635
Cash (refunds) payments of income taxes	$(1,366)	$187
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2021 AND 2020
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
As of June 30, 2021, the Company’s continuing operations consist of 61 nursing centers with 7,250 licensed nursing beds. The Company owns 15 and leases 46 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted and residential living beds.
COVID-19 Pandemic
In January 2020, the Secretary of U.S. Department of Health and Human Services (“HHS”) declared a national public health emergency due to a novel coronavirus. In March 2020, the World Health Organization categorized COVID-19, a disease caused by this coronavirus (“COVID-19”), as a pandemic. According to the Centers for Disease Control and Prevention (“CDC”), older adults and people with certain underlying medical conditions are at higher risk for serious illness from COVID-19. The CDC has identified nursing home populations as being at high risk of being affected by pathogens like COVID-19 as a result of the congregate nature of nursing homes and the resident population served.
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
Together, the CARES Act and other enacted legislation, authorize funding to healthcare entities to be distributed through the Public Health and Social Services Emergency Fund ("PHSSEF"), also known as the Provider Relief Fund. Payments from PHSSEF, as made to providers through general and targeted distributions, are intended to compensate providers for lost revenues and healthcare-related expenses attributable to the COVID-19 pandemic only. As long as the recipient has sufficient COVID-19 attributable expenses and lost revenues, as defined by the PHSSEF and complies with certain terms and conditions, these payments are not required to be repaid. The terms and conditions include, among others, requirements to comply with certain reporting requirements, limitations on balance billing and restrictions against using PHSSEF funds to reimburse expenses or losses that have been reimbursed from other sources or that other sources are obligated to reimburse. The CAA provides that targeted distribution payments made to an eligible entity may be allocated by the entity's parent organization among its subsidiary eligible health care providers and the entity receiving the targeted distribution payments remains responsible for reporting obligations. As of June 30, 2021, the Company has utilized the funds it received from the PHSSEF to compensate for COVID-19 attributable lost revenues and pay for permissible expenses, including but not limited to increased wages and increased costs for personal protective equipment, infection control supplies, and COVID-19 testing, and the Company has not refunded any of the funds received from the PHSSEF. Any of the Company’s remaining deferred COVID-19 funds relate to distributions from the Nursing Home Infection Control, described below.
Additionally, the CARES Act and other enacted legislation authorized additional relief funding to skilled nursing facilities and nursing homes in the form of Nursing Home Infection Control distributions, with a fixed ten thousand dollars distributed for each facility and variable distributions based on number of beds. The legislation also provides for infection control quality incentive payments to skilled nursing facilities and nursing homes based on certain performance measures tied to COVID-19 infections and mortalities. These payments were calculated based on monthly performance periods running from September through December 2020, with the total available bonus payment for each performance period determined in part based on data reported via Certification and Survey Provider Enhanced Reports ("CASPER"). The terms and conditions for this distribution limit use of payments to certain infection control expenses. In June 2021, HHS clarified that the reporting requirements and time period for use of funds applicable to general PHSSEF funds also apply to these Nursing Home Infection Control distributions.
Recipients of more than ten thousand dollars in PHSSEF funds, including Nursing Home Infection Control distributions, are required to submit reports to HHS that include information about their expenses and lost revenues and use of the PHSSEF funds through an online portal that opened on July 1, 2021. The timelines for reporting on the use of PHSSEF funds depend on the time periods during which the funds were received. HHS continues to update guidance regarding post-payment reporting requirements that provide additional details and examples related to how recipients should calculate their COVID-19 attributable expenses, lost revenues and infection control expenses for purposes of PHSSEF reporting. Ultimately, to the extent that reports submitted by a recipient do not demonstrate sufficient healthcare related lost revenues, expenses attributable to COVID-19 or infection control expenses (as those terms are defined by HHS), the recipient may have to repay any excess funds received.
The Company currently anticipates, but cannot guarantee, that it will have sufficient COVID-19 attributable expenses and lost revenues to retain the PPSSEF payments it has received to date, or sufficient infection control expenses to retain the Nursing Home Infection Control distributions it has received to date. The Company will not be able to determine the amount of used funds until the form, process and reporting rules are finalized by the federal government, and the Company knows the full extent of its COVID-19 attributable expenses and lost revenues. There also can be no assurance that the PHSSEF funds will ultimately be enough to reimburse the Company for the full extent of its COVID-19 attributable expenses and losses.
As a result of the COVID-19 pandemic, we have experienced and may continue to experience price increases in equipment, pharmaceuticals, and medical supplies due to increased demand and limited availability for certain items. Staffing, equipment, pharmaceutical and medical supplies and vaccine shortages may impact our ability to admit and treat patients. We have incurred, and may continue to incur, increased expenses arising from the COVID-19 pandemic, particularly in the form of increased labor costs, testing and the increased costs of personal protective equipment, food and infection control supplies. The Company expects such increased expenses to continue and likely increase further into 2021. Refer to Note 4, "COVID-19 Pandemic" for further information.
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
2.    CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and six month periods ended June 30, 2021 and 2020, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at June 30, 2021, the results of operations and changes in shareholders' deficit for the three and six month periods ended June 30, 2021 and 2020 and cash flows for the six month periods ended June 30, 2021 and 2020. The Company’s balance sheet information at December 31, 2020, was derived from its audited consolidated financial statements as of December 31, 2020.

The results of operations for the three and six periods ended June 30, 2021 and 2020 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
PHSSEF Funds
During the year ended December 31, 2020, the Company implemented certain changes to its accounting policies related to the recognition of stimulus funds through the PHSSEF, which it has applied consistently throughout the period ended June 30, 2021. There is no U.S. GAAP that explicitly covers accounting for government "grants" to for-profit entities with the exception of certain agricultural subsidies. In the absence of authoritative U.S. GAAP guidance, the Company considered the application of other authoritative accounting guidance by analogy and concluded that the guidance outlined in International Accounting Standards 20 - Accounting for Government Grants and Disclosures of Government Assistance ("IAS 20") was the most appropriate analogy for the purpose of recording and classifying the federal and certain state stimulus funds received by the Company. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once both of the following conditions are met: (1) the Company is eligible to receive the grant, and (2) the Company is able to comply with the relevant conditions of the grant. Federal and certain state stimulus funds that are recognized to offset healthcare related expenses and lost revenue attributable to COVID-19 are reflected as "other operating income" on the accompanying interim consolidated statement of operations. Federal stimulus funds received and used toward capital improvements that assist with the response to and prevention and spread of COVID-19 are accounted for as a capital grant. For such an asset acquired with the use of stimulus funds, the Company will recognize the asset as a net zero asset. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements included in this report for additional information.
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
4. COVID-19 PANDEMIC
As of June 30, 2021, the Company has received $51,607 from the PHSSEF. The Company recognized $8,458 and $19,869 as income, which is reflected in "other operating income" in the Company's results of operations for the three and six month periods ended June 30, 2021, respectively. For the six months ended June 30, 2021, the Company utilized $818 of these stimulus dollars to fund capital improvements to prevent the spread of COVID-19. The remaining stimulus funds of $10,535 as of June 30, 2021, which are Nursing Home Infection Control Distributions, are classified as "deferred income" on the interim consolidated balance sheet. The Nursing Home Infection Control Distributions, which also include infection control quality incentive payments, are subject to terms and conditions that require recipients to use the funds for infection control expenses. HHS issued guidance in June 2021 that set forth deadlines for using and reporting on the use of PHSSEF funds, including

Nursing Home Infection Control Distributions, which depend on the time periods in which the PHSSEF funds were received. The Company recognized $90 and $877 of grant funds from states, which is included in "other operating income" in the Company's results of operations for the three and six month periods ended June 30, 2021, respectively. Additionally, the Families First Coronavirus Response Act provided states with a temporary increase in the regular federal matching rate, or federal medical assistance percentage, used to determine the federal government's share of the cost of covered services in state Medicaid programs, provided the states agreed to certain conditions such as not imposing cost-sharing requirements for COVID-19-related testing and treatment. The Company recognized $5,815 and $9,871 for the three and six month periods ended June 30, 2021, respectively, of Medicaid and Hospice dollars related to this temporary increase in the federal matching rate, which related to patient services rendered and is reflected in "patient revenues, net" in the Company's results of operations for the three and six month periods ended June 30, 2021.
The CARES Act and other stimulus legislation also include other provisions offering financial relief, for example lifting the Medicare sequestration from May 1, 2020 through December 31, 2021, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011 (but also extending sequestration through 2030). For the three and six month periods ended June 30, 2021, the suspension of the Medicare sequestration positively impacted net patient revenues by $609 and $1,360, respectively. However, in addition to providing funding for healthcare providers, the ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act of 2010 ("PAYGO Act"). As a result, absent congressional action, Medicare spending will be reduced by up to 4% in FY 2022, in addition to the existing sequestration requirements of the Budget Control Act of 2011.
The Company incurred an additional $5,741 of labor expense and $673 for testing and the increased costs of personal protective equipment, food and infection control supplies related to the COVID-19 pandemic for the three month period ended June 30, 2021. The Company incurred an additional $13,829 of labor expense and $4,579 for testing and the increased costs of personal protective equipment, food and infection control supplies related to the COVID-19 pandemic for the six month period ended June 30, 2021. These expenses are reflected in "operating expense" in the Company's results of operations for the three and six month periods ended June 30, 2021.
The Company is closely monitoring and evaluating the impact of the COVID-19 pandemic on all aspects of its business. We have identified team members and patients who have tested positive for COVID-19 at all of our centers, and we have incurred an increase in the costs of caring for the team members, patients, and residents in those centers. The Company has also experienced reduced occupancy at its centers and has incurred additional expenditures preparing its centers for potential outbreaks and maintaining the healthcare delivery capacity of its centers. While we have experienced reduced occupancy and increased expenses, we received additional PHSSEF and other stimulus funds during 2020 and 2021, which have been used, and are expected to continue to be used to mitigate the impact of COVID-19 derived lost revenues associated with the reduced occupancy as well as increased expenses, and any cash flow or liquidity impacts therefrom. The Company has an interdisciplinary team monitoring and staying up to date on the latest information about COVID-19. The Company has implemented precautionary measures and response protocols to minimize the spread of COVID-19, following guidance from CMS and the CDC. Nevertheless, the Company expects additional COVID-19 cases will occur at its centers. The Company is continuing to evaluate and consider the potential impact that COVID-19 may have on its liquidity, financial condition and results of operations due to numerous uncertainties. However, given the uncertainty as to the duration of the COVID-19 pandemic and the timing, availability and adoption of effective medical treatment and vaccines, it could have a material adverse effect on the Company's future results of operations, financial condition and liquidity.
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

Disaggregation of Revenue and Accounts Receivable
In accordance with ASC 606, the Company recognized $5,502 and $313 of Medicaid and Hospice stimulus dollars, respectively, for the three month period ended June 30, 2021. The Company recognized $9,259 and $612 of Medicaid and Hospice stimulus dollars, respectively, for the six month period ended June 30, 2021. The Medicaid and Hospice stimulus dollars are reflected as patient revenues in the Company's results of operations and in the table below. Refer to Note 4, "COVID-19 Pandemic" for more information. The following table summarizes revenue from contracts with customers by payor source from continuing operations for the periods presented (dollar amounts in thousands):

	Three Months Ended June 30,
	2021		2020
Medicaid	$51,765	46.5%	$54,161	45.8%
Medicare	18,730	16.8%	22,424	19.0%
Managed Care	12,095	10.9%	12,355	10.4%
Private Pay and other	28,680	25.8%	29,303	24.8%
Total	$111,270	100.0%	$118,243	100.0%

	Six Months Ended June 30,
	2021		2020
Medicaid	$101,720	45.3%	$108,491	45.5%
Medicare	43,188	19.2%	43,096	18.1%
Managed Care	25,771	11.5%	24,951	10.5%
Private Pay and other	53,951	24.0%	61,692	25.9%
Total	$224,630	100.0%	$238,230	100.0%

Accounts receivable from continuing operations as of June 30, 2021 and December 31, 2020 are summarized in the following table:

	June 30,	December 31,
	2021	2020
Medicaid	$18,348	$17,354
Medicare	8,474	14,273
Managed Care	7,725	8,021
Private Pay and other	16,399	14,043
Total accounts receivable	$50,946	$53,691

6. LONG-TERM DEBT
On October 14, 2020, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of banks, which consists of a $62,000 mortgage loan subsequently amended ("Amended Mortgage Loan"), a $36,000 revolver subsequently amended ("Amended Revolver") and a $2,000 affiliated revolver amended ("Amended Affiliated Revolver"). The Amended Mortgage Loan, Amended Revolver and Amended Affiliated Revolver have a 3-year maturity through September 30, 2023. The Amended Mortgage Loan has a term of 3 years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term loan facility is based on LIBOR plus 4.0% with a 1.0% floor. The Amended Mortgage Loan balance was $60,447 as of June 30, 2021 with an interest rate of 5.0%. The Amended Mortgage Loan is secured by 15 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan, the Amended Revolver and the Amended Affiliated Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver and Amended Affiliated Revolver have an interest rate of LIBOR plus 4.0% and are secured by accounts receivable and are subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
Effective June 10, 2021, the Company entered into amendments to the Amended Revolver and the Amended Affiliated Revolver. The amendments decreased the borrowing capacity of the Amended Revolver from $36,000 to $35,000 and increased the borrowing capacity of the Amended Affiliated Revolver from $2,000 to $3,000. The maturity date of the loan agreements remains September 30, 2023.

As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under its revolvers. The interest rate related to the revolvers was 5.0% as of June 30, 2021. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has four letters of credit with a total value of $12,451 outstanding as of June 30, 2021. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the Amended Revolver and the Amended Affiliated Revolver, and the maximum loan amount of $23,133 for these revolvers, the balance available for borrowing under the revolvers was $10,682 at June 30, 2021.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relates to fixed charges coverage ratios. The Company is in compliance with all such covenants at June 30, 2021.
7. DERIVATIVES AND HEDGING ACTIVITIES
In February 2021, the Company entered into an interest rate cap agreement with a member of the bank syndicate as the counterparty. The Company entered into the interest rate cap agreement to mitigate the variable interest rate risk associated with its outstanding mortgage borrowings.
The Company designated the interest rate cap as a cash flow hedge, and the effective portion of the hedge is reflected as a component of other comprehensive income. The interest rate cap has the same maturity date as the Amended Mortgage Loan and has an amortizing notional amount that was $60,447 as of June 30, 2021. The interest rate cap agreement requires the counterparty to pay the Company an amount equal to the applicable notional amount multiplied by the rate by which the LIBOR index exceeds a 1% strike rate during the period.
The Company assesses the effectiveness of the interest rate cap on a quarterly basis and at June 30, 2021, the Company has determined that the interest rate cap was effective. Accordingly, the gain or loss related to the change in fair value of the interest rate cap is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period during which the hedged forecasted transaction affects earnings. The fair value of the interest rate cap of $67 at June 30, 2021 was included in other noncurrent assets on the Company's Consolidated Balance Sheets.
In conjunction with the refinancing of its outstanding borrowings during October 2020, the Company terminated its interest rate swap. Following the termination, $90 was recorded in other comprehensive income and was reclassified as an adjustment to earnings over the remaining term of the original hedge. Of this amount, $38 was recorded as a decrease to retained earnings for the six months ended June 30, 2021.
As of June 30, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Cap	1	$60,447

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of June 30, 2021 and December 31, 2020.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Classification	June 30, 2021	December 31, 2020	Balance Sheet Classification	June 30, 2021	December 31, 2020
Interest Rate Cap	Other noncurrent assets	$67	$—	Other noncurrent liabilities	$—	$—

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income for the three months ended June 30, 2021 and June 30, 2020.

Effect of Derivative Instruments on the Consolidated Statements of Income
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended June 30,			Three Months Ended June 30,
	2021	2020		2021	2020
Interest Rate Swap	$—	$59	Interest Expense (a)	$—	$49
Interest Rate Cap	$(11)	$—	Interest Expense (a)	$—	$—
Total	$(11)	$59		$—	$49
(a) Total interest expense presented in the consolidated income statements for the three months ended June 30, 2021 and 2020 was $1,087 and $1,209, respectively.
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income for the six months ended June 30, 2021 and June 30, 2020.

Effect of Derivative Instruments on the Consolidated Statements of Income
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Six Months Ended June 30,			Six Months Ended June 30,
	2021	2020		2021	2020
Interest Rate Swap	$—	$(220)	Interest Expense (a)	$(38)	$99
Interest Rate Cap	$(20)	$—	Interest Expense (a)	$—	$—
Total	$(20)	$(220)		$(38)	$99
(a) Total interest expense presented in the consolidated income statements for the six months ended June 30, 2021 and 2020 was $2,109 and $2,669, respectively.

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

	Classification	June 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$275,422	$290,296
Finance lease assets	Property and equipment, net (a)	386	508
Total leased assets		$275,808	$290,804

Liabilities
Current
Operating	Current portion of operating lease liabilities	$30,292	$28,583
Finance	Current portion of long-term debt and finance lease obligations	245	251
Noncurrent
Operating	Operating lease liabilities, less current portion	258,553	274,155
Finance	Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	171	280
Total lease liabilities		$289,261	$303,269

(a) Finance lease assets are recorded net of accumulated amortization of $593 and $471 as of June 30, 2021 and December 31, 2020, respectively.
Lease Cost of Continuing Operations

		Three Months Ended June 30,
	Classification	2021	2020
Operating lease cost (a)	Lease and rent expense	$13,264	$13,523
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	61	55
Interest on finance lease liabilities	Interest expense, net	7	10
Short term lease cost	Operating expense	131	155
Net lease cost		$13,463	$13,743

(a) Includes variable lease costs, which are immaterial.

		Six Months Ended June 30,
	Classification	2021	2020
Operating lease cost (a)	Lease and rent expense	$26,513	$27,036
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	122	116
Interest on finance lease liabilities	Interest expense, net	16	19
Short term lease cost	Operating expense	282	334
Net lease cost		$26,933	$27,505

(a) Includes variable lease costs, which are immaterial.

Maturity of Lease Liabilities

As of June 30, 2021
	Operating Leases (a)	Finance Leases (a)	Total

2021	$51,651	$269	$51,920
2022	52,641	128	52,769
2023	53,186	48	53,234
2024	53,382	—	53,382
2025	54,234	—	54,234
After 2025	114,714	—	114,714
Total lease payments	$379,808	$445	$380,253
Less: Interest	(90,963)	(29)	(90,992)
Present value of lease liabilities	$288,845	$416	$289,261

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

Lease Term and Discount Rate

	June 30, 2021	December 31, 2020

Weighted-average remaining lease term (years)
Operating leases	7.45	7.91
Finance leases	1.83	2.26
Weighted-average discount rate
Operating leases	7.9%	7.9%
Finance leases	6.1%	6.2%

Other Information

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$25,479	$25,347
Operating cash flows for finance leases	16	19
Financing cash flows for finance leases	119	113

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
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $23,692 and $24,744 as of June 30, 2021 and December 31, 2020, respectively. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
As of June 30, 2021, the Company is engaged in 77 professional liability lawsuits. Eleven lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs were $3,361 and $3,590 for the six months ended June 30, 2021 and 2020, respectively.
The Company follows the accounting guidance in ASC Topic 954 that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the estimated insurance recovery receivables are included within "Self-insurance receivables" on the Consolidated Balance Sheet. As of June 30, 2021 and December 31, 2020 there are estimated insurance recovery receivables of $928 and $1,025 in "Self-insurance receivables", respectively.
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
Civil Investigative Demand ("CID")
In the first quarter of this year, the Company was served with a Civil Investigatory Demand (“CID”) by the United States Department of Justice. The CID requested information and documents related to time keeping records for two certified occupational therapy assistants who worked at one of the Company’s Alabama facilities and documents evidencing any complaints that the facility had failed to provide therapy. The Company responded to the CID and has recently agreed to produce voluntarily additional information and documents related to the investigation.
In February 2020, we entered into a settlement agreement with the U.S. Department of Justice and the State of Tennessee of actions alleging violations of the federal False Claims Act in connection with our provision of therapy and the completion of certain resident admission forms. This settlement resolved an investigation that had begun in 2012 and covers the time period from January 1, 2010 through December 31, 2015. This agreement requires annual payments for a period of five years ending in February 2025 and also requires a contingent payment in the event the Company sells any of its owned facilities during the five-year payment period. Relative to the settlement agreement, the Company paid $1,000 and $500 during the first quarters of 2021 and 2020, respectively. As of June 30, 2021 and December 31, 2020, the Company has $8,000 and $9,000 outstanding related to the settlement agreement, respectively. Of the outstanding balance related to the settlement agreement, $1,000 is reflected as "Other current liabilities" and the remaining $7,000 and $8,000 is reflected as "Government settlement accrual" on the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively. Failure to timely make any of these payments could result in rescission of the settlement and result in the government having a very large claim against us, including penalties, and/or make us ineligible to participate in certain government funded healthcare programs, any of which could in turn significantly harm our business and financial condition.
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
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees are covered under either a prefunded deductible policy or state-sponsored programs. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and, therefore, is completely self-insured for employee injuries with respect to its Texas operations. From the period from July 1, 2008 through June 30, 2021, the Company is covered by a prefunded deductible policy. Under this prefunded policy, the Company is self-insured for the first $500 per claim, subject to an aggregate maximum of $3,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims was $1,190 and $1,039 at June 30, 2021 and December 31, 2020, respectively. The Company has a non-current receivable for workers’ compensation policies covering previous years of $2,372 and $2,050 which is included in "other noncurrent assets" on the Consolidated Balance Sheets as of June 30, 2021 and December 31, 2020, respectively. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred. Any potential claims or settlements related to COVID-19 are uncertain at this time.
As of June 30, 2021, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $200 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims was $2,170 and $2,358 at June 30, 2021 and December 31, 2020, respectively. The differences between actual settlements and reserves are included in expense in the period finalized. Any potential claims or settlements related to COVID-19 are uncertain at this time.
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
In April 2010, the Compensation Committee of the Board of Directors adopted the 2010 Long-Term Incentive Plan (“2010 Plan”), followed by approval by the Company's shareholders in June 2010. The 2010 Plan allows the Company to issue stock appreciation rights, stock options and other share and cash based awards. In June 2017, our shareholders approved an amendment to the 2010 Plan to increase the number of shares of our common stock authorized under the 2010 Plan from 380 shares to 680 shares. In June 2021, our shareholders approved an amendment to the 2010 Plan to increase the number of shares of our common stock authorized under the 2010 Plan from 680 shares to 980 shares. No grants can be made under the 2010 Plan after May 31, 2027.
Equity Grants and Valuations
During the six months ended June 30, 2021 and 2020, the Compensation Committee of the Board of Directors approved grants totaling approximately 106 and 198 shares of restricted common stock, respectively, to certain employees and members of the Board of Directors. The fair value of restricted shares is determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. On March 13, 2020, the Compensation Committee of the Board of Directors approved the grant of 100 shares of common stock to the Company's Chief Executive Officer, as a one-time bonus in lieu of a 2020 salary increase and as recognition for completing the settlement with the Office of the Inspector General and the disposition of all of the Company's facilities in the State of Kentucky. The stock was fully vested on the date of the grant, and the grant date fair value of which was expensed during the quarter ended March 31, 2020.
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
Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2020	65	$7.92
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding, June 30, 2021	65	$7.92

Exercisable, June 30, 2021	65	$7.92

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2020	193	$3.32
Granted	106	4.25
Vested	(88)	3.99
Cancelled	(4)	2.80
Outstanding, June 30, 2021	207	$3.51

Summarized activity of the RSU's for the Stock Purchase Plan is as follows:

		Weighted
		Average
		Grant Date
	RSU's	Fair Value
Outstanding, December 31, 2020	55	$2.92
Granted	37	4.25
Vested	(26)	3.93
Outstanding, June 30, 2021	66	$3.27

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
The following table summarizes information regarding stock options and SOSAR grants outstanding as of June 30, 2021:

	Weighted
	Average
Range of	Exercise	Grants	Grants
Exercise Prices	Prices	Outstanding	Exercisable
$8.14 to $10.21	$8.83	45	45
$5.86	$5.86	20	20
		65	65
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $192 and $415 in the six month periods ended June 30, 2021 and 2020, respectively.
11. INCOME TAXES
The Company recorded an income tax expense from continuing operations of $697 during the six months ended June 30, 2021 and an income tax expense of $78 during the six months ended June 30, 2020.
When assessing the recoverability of the Company’s recorded deferred tax assets, the accounting guidance, ASC 740, Income Taxes, requires that all available positive and negative evidence be considered in evaluating the that the Company will be able to realize the benefit of its deferred tax assets in the future, which is highly judgmental. Such evidence includes, but may not be limited to, scheduled reversals of deferred tax assets and liabilities, projected future taxable income, tax-planning strategies, and the results of recent operations.
As of June 30, 2021, the Company has a valuation allowance in the amount of $18,345. The Company will continue to periodically assess the realizability of its future deferred tax assets.
On March 27, 2020, the CARES Act was enacted and signed into law. Certain provisions of the CARES Act impact the 2019 income tax provision computations of the Company and were reflected in the first quarter of 2020, or the period of enactment. The CARES Act contains modifications on the depreciation of qualified improvement property, as well as the limitation of business interest for tax years beginning in 2019 and 2020. The new life classification of the qualified improvement property, allowing for bonus depreciation to be taken, along with the modification to Section 163(j) to increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income significantly increased the allowable deductions of the Company and result in additional taxable losses for the year-ended 2019, resulting in greater net operating losses (“NOL”) to be carried back. The NOL carryback resulted in a tax refund of $321 and an increase to the Work Opportunity Tax Credit (“WOTC”) deferred tax asset, which is offset by a full valuation allowance. These changes pursuant to the CARES Act did not have an impact during the three-month or six-month period ended June 30, 2021.
The Company is not currently under examination by any major income tax jurisdiction. During 2021, the statutes of limitations will lapse on the Company's 2017 federal tax year and certain 2016 and 2017 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the interim consolidated financial statements for the six months ended June 30, 2021 and 2020.

12.    EARNINGS PER COMMON SHARE
Information with respect to basic and diluted net loss per common share is presented below in thousands, except per share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator: Income (loss):
Income from continuing operations	$2,854	$1,839	$4,988	$1,329
Loss from discontinued operations, net of income taxes	(360)	(387)	(606)	(630)
Net income	$2,494	$1,452	$4,382	$699

Denominator: Basic Weighted Average Common Shares Outstanding:	6,643	6,649	6,607	6,506
Dilutive effect of stock options, SOSARs, Restricted Shares and Restricted Share Units	109	55	139	80
Adjusted weighted average common shares outstanding	6,752	6,704	6,746	6,586

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income per common share:
Per common share – basic
Income from continuing operations	$0.43	$0.28	$0.75	$0.21
Loss from discontinued operations	(0.05)	(0.06)	(0.09)	(0.10)
Net income per common share – basic	$0.38	$0.22	$0.66	$0.11
Per common share – diluted
Income from continuing operations	$0.42	$0.28	$0.74	$0.21
Loss from discontinued operations	(0.05)	(0.06)	(0.09)	(0.10)
Net income per common share – diluted	$0.37	$0.22	$0.65	$0.11
The effects of 65 and 65 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the six months ended June 30, 2021 and 2020, respectively, because these securities would have been anti-dilutive.

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
As of June 30, 2021, the Company’s continuing operations consist of 61 nursing centers with 7,250 licensed nursing beds. The Company owns 15 and leases 46 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted living and residential beds.
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
The Company is closely monitoring and evaluating the impact of the COVID-19 pandemic on all aspects of its business. We have identified team members and patients who have tested positive for COVID-19 at our centers, and we have incurred increases in the costs of caring for the patients and residents in those centers. The Company incurred an additional $5.7 million of labor expense and $0.7 million for testing and the increased costs of personal protective equipment, food and infection control supplies related to the COVID-19 pandemic for the three month period ended June 30, 2021. The Company incurred an additional $13.8 million of labor expense and $4.6 million for testing and the increased costs of personal protective equipment, food and infection control supplies related to the COVID-19 pandemic for the six month period ended June 30, 2021. The Company has also experienced reduced occupancy at its centers and has incurred additional expenditures preparing our centers for potential outbreaks. The Company has an interdisciplinary team monitoring and keeping apprised of the latest information about the virus and its prevalence. The Company has implemented precautionary measures and response protocols to minimize the spread of the virus, following guidance from the CDC, but the Company nevertheless expects additional cases of the virus will occur at these and other facilities.
The CARES Act, the PPPHCE Act, the CAA and the ARPA offer various forms of financial relief for healthcare providers, including, among other things, modifications to the limitation on business interest expense and net operating loss provisions relative to the payment of federal income taxes. In addition, these stimulus laws include over $178 billion of funding to be distributed through the PHSSEF to eligible providers, including public entities and Medicare and/or Medicaid enrolled providers. It is not clear how much of the funding remains available for distribution. PHSSEF payments are intended to assist healthcare providers with lost revenues and healthcare-related expenses incurred in response to the COVID-19 pandemic. The PHSSEF payments are not required to be repaid provided that the recipient has sufficient COVD-19 attributable expenses and lost revenues during the applicable period for using the funds, which depends on the time period during which the funds were received, and complies with applicable terms and conditions. The terms and conditions include, among other things, complying with reporting requirements, limitations on balance billing and restrictions against using PHSSEF funds to reimburse expenses or losses that other sources are obligated to reimburse.
Additionally, the CARES Act and other enacted legislation authorize additional relief funding to skilled nursing facilities and nursing homes in the form of Nursing Home Infection Control distributions, with a fixed ten thousand dollars distributed for each facility and variable distributions based on number of beds. The legislation also provides for infection control quality incentive payments to skilled nursing facilities and nursing homes based on certain performance measures tied to COVID-19 infections and mortalities. These payments were calculated based on monthly performance periods running from September through December 2020, with the total available bonus payment for each performance period determined in part based on data reported via CASPER. The terms and conditions for this distribution limit use of payments to certain infection control expenses.
As of June 30, 2021, we received $51.6 million from the PHSSEF. We also applied for additional Phase 3 General Distribution PHSSEF payments; however, we have not received any additional payments as of June 30, 2021.
Recipients of more than ten thousand dollars in PHSSEF funds, including Nursing Home Infection Control distributions, are required to submit reports to HHS that include information about their expenses and lost revenues and use of the PHSSEF funds. Reports are to be submitted through an online portal that opened on July 1, 2021. The timelines for reporting on the use of PHSSEF funds depend on the time periods during which the funds were received. HHS continues to update guidance regarding post-payment reporting requirements that provide some additional details and examples related to how recipients should calculate their COVID-19 attributable expenses, lost revenues and infection contol expenses for purposes of PHSSEF reporting. Ultimately, to the extent that reports submitted by a recipient do not demonstrate sufficient healthcare related lost revenues, expenses attributable to COVID-19 or infection control expenses (as those terms are defined by HHS), the recipient may have to repay any excess funds received.
Due to the recent enactment of the CARES Act and other stimulus legislation and evolving guidance, there is still a high degree of uncertainty surrounding the PHSSEF funds. We are closely tracking our use of the funds received from PHSSEF in order to demonstrate compliance with the terms and conditions, including applicable reporting requirements. As of June 30, 2021, the Company has utilized the funds it received from the PHSSEF to compensate for COVID-19 attributable lost revenues and pay for permissible expenses.The Company currently anticipates, but cannot guarantee, that it will have sufficient COVID-19 attributable expenses and infection control expenses to retain the PHSSEF payments and Nursing Home Infection Control distributions it has received to date. The Company will not be able to determine the amount of used funds until the reporting rules are finalized by the federal government, and the Company knows the full extent of its COVID-19 attributable expenses and lost revenues. The Company can offer no assurance that it will be in compliance with all requirements related to retaining the PHSSEF payments. If we fail to comply with all of the terms and conditions or do not have sufficient expenses and lost revenues (as defined by these programs), the Company may be required to repay some or all of these amounts, which could have a material adverse impact.
The CARES Act and related legislation also make available or expanded other forms of financial assistance for healthcare providers. For example, the CARES Act provides for Medicare and Medicaid payment adjustments and an expansion of the Medicare Accelerated and Advance Payment Program, which made available accelerated payments of Medicare funds in order to increase cash flow to providers. CMS is no longer accepting applications for accelerated or advanced payments. The Company did not elect to participate in this program. In addition, the CARES Act and related legislation suspend the Medicare sequestration from May 1, 2020 through December 31, 2021, which would have otherwise reduced payments to Medicare providers by 2%, as required by the Budget Control Act of 2011, but also extended sequestration through 2030. The ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the PAYGO

Act. As a result, absent congressional action, Medicare spending will be reduced by up to 4% in FY 2022, in addition to the existing sequestration requirements of the Budget Control Act of 2011.
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
Improving skilled mix and average Medicare rate:
One of our key performance indicators is skilled mix. Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the three months ended June 30, 2021 and 2020 was 14.2% and 15.0%, respectively. The Company's skilled mix for the six months ended June 30, 2021 and 2020 was 16.5% and 14.4%, respectively. The increase in skilled mix is due in part to the impact of COVID-19 on our patients and residents and the temporary waiver of certain Medicare program requirements, which has allowed Medicare beneficiaries that require a new or changed skill level of care to receive that care under Medicare Part A from a skilled nursing facility without satisfying the standard hospital stay requirement (sometimes referred to as "skilled in place"). For the past several years, census and skilled mix trends have been affected by healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payors and conveners to divert certain skilled nursing referrals to home health or other community-based care settings.
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
Completing strategic transactions and other business developments:
Our strategic operating initiatives include strategic acquisitions and divestitures. We consider opportunities to acquire or lease new centers within our existing geographic areas of operation. We also perform analyses on our existing centers in order to determine whether continuing operations within certain markets or regions is in line with the short-term and long-term strategy of the business. Additionally, we have expanded our participation in certain state sponsored quality incentive programs that reward providers for achievement of certain quality measures.
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
To allow one of the Company’s skilled nursing centers to participate in the Texas Quality Incentive Program (“QIPP”), the Company entered into a transaction during April 2021 with a Texas medical district. QIPP provides supplemental Medicaid payments for skilled nursing centers that achieve certain quality measures. The Company currently has twelve of its Texas skilled nursing centers participating in the QIPP. To allow five of these centers to meet the QIPP participation requirements, the

Company entered into a transaction with a Texas medical district already participating in the QIPP, providing for the transfer of the related provider licenses from the Company to the medical district. The Company’s operating subsidiary retained the management of the centers on behalf of the medical district. In response to the COVID-19 pandemic, the Texas Health and Human Services Commission waived some of the performance and reporting requirements for QIPP effective March 1, 2020 through May 31, 2021.
Basis of Financial Statements
Our patient revenues consist of the fees charged for the care of patients in the nursing centers we own and lease. Our other operating income consists of federal and state stimulus funds and grant funds from states that were recognized during the period. Our operating expenses include the costs, other than lease, professional liability, depreciation and amortization expenses, incurred in the operation of the nursing centers we own and lease. Our general and administrative expenses consist of the costs of the corporate office and regional support functions. Our interest, depreciation and amortization expenses include all such expenses across the range of our operations.
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
The Company recognized $5.5 million and $0.3 million of Medicaid and Hospice stimulus dollars, respectively, for the three month period ended June 30, 2021 that are reflected as patient revenues from Medicaid and Private Pay and Other, respectively, in the Company's results of operations. The Company recognized $9.3 million and $0.6 million of Medicaid and Hospice stimulus dollars, respectively, for the six month period ended June 30, 2021 that are reflected as patient revenues from Medicaid and Private Pay and Other in the Company's results of operations. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements included in this report for more information. The following table summarizes revenue from contracts with customers by payor source from continuing operations for the periods presented (dollar amounts in thousands).

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Medicaid	$51,765	46.5%	$54,161	45.8%	$101,720	45.3%	$108,491	45.5%
Medicare	18,730	16.8%	22,424	19.0%	43,188	19.2%	43,096	18.1%
Managed Care	12,095	10.9%	12,355	10.4%	25,771	11.5%	24,951	10.5%
Private Pay and other	28,680	25.8%	29,303	24.8%	53,951	24.0%	61,692	25.9%
Total	$111,270	100.0%	$118,243	100.0%	$224,630	100.0%	$238,230	100.0%

The following table sets forth average daily skilled nursing census by primary payor source for our continuing operations for the periods presented:

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Medicaid	3,332	69.1%	3,516	67.3%	3,230	67.2%	3,667	67.8%
Medicare	428	8.9%	544	10.4%	519	10.8%	524	9.7%
Managed Care	255	5.3%	240	4.6%	274	5.7%	253	4.7%
Private Pay and other	804	16.7%	921	17.7%	782	16.3%	968	17.8%
Total	4,819	100.0%	5,221	100.0%	4,805	100.0%	5,412	100.0%
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
In recent years, the U.S. Congress and some state legislatures have considered and enacted significant reforms affecting the availability, payment and reimbursement of healthcare services in the United States. Reforms that we believe may have a material impact on the long-term care industry and on our business include, among others, possible modifications to the conditions of qualification for payment, bundling of payments to cover both acute and post-acute care and the imposition of enrollment limitations on new providers. The most prominent of the federal legislative reform efforts, the Affordable Care Act, affects how health care services are covered, delivered and reimbursed. The Affordable Care Act expands coverage through a combination of public program expansion and private sector reforms, provides for reduced growth in Medicare program spending, and promotes initiatives that tie reimbursement to quality and care coordination. Some of the provisions, such as the requirement that large employers provide health insurance benefits to full-time employees, have increased our operating expenses. The Affordable Care Act expands the role of home-based and community services, which may place downward pressure on our sustaining population of Medicaid patients. However, the law has been subject to legislative and regulatory changes and court challenges, and although the current presidential administration has indicated its intent to protect the Affordable Care Act, it is possible that there may be continued changes to the law, its implementation or its interpretation. For example, effective January 1, 2019, Congress eliminated the financial penalty associated with the individual mandate. This change resulted in legal challenges to the constitutionality of the individual mandate and validity of the Affordable Care Act as a whole. However, in June 2021, the U.S. Supreme Court determined that the plaintiffs lacked standing, allowing the law to remain in place.
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
CMS publishes nursing home rankings based on performance scores on the Care Compare website, which is intended to assist the public in finding and comparing providers. The Care Compare website publishes for each nursing home a rating between 1 and 5 stars as part of CMS’s Five-Star Quality Rating System. An overall star rating is determined based on three components (information from the last three years of health inspections, staffing information, and quality measures), each of which also has its own five-star rating. The ratings are based, in part, on the quality data nursing centers are required to report. For example, nursing centers must report the rate of short-stay residents who are successfully discharged into the community and the percentage who had an outpatient emergency department visit. As a result of the COVID-19 pandemic, CMS issued temporary waivers and flexibilities that impact the information posted on the Care Compare website and used in the Five-Star Quality Rating System, such as guidance on prioritizing or suspending certain nursing home surveys. Some of these measures have been lifted, and many states have resumed routine oversight and survey activities. However, due to these changes and their impact on data, CMS adjusted some ratings (e.g., by holding specific quality measures constant). In addition to the standard Care Compare data, CMS is posting COVID-19 data submitted by nursing homes on the CDC National Healthcare Safety Network and linking to this information from the Care Compare website. The information posted includes the reported number of confirmed and suspected cases of COVID-19 in each facility, resident deaths related to COVID-19, availability of personal protective equipment and COVID-19 testing, and potential staffing shortages.
We remain diligent in continuing to provide outstanding patient care to achieve high rankings for our centers, as well as assuring that our rankings are correct and appropriately reflect our quality results. Our focus has been and continues to be on the delivery of quality care to our patients and residents.
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of June 30, 2021, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$68,735	$5,055	$63,680	$—	$—
Settlement obligations (2)	4,972	4,972	—	—	—
Settlement of civil investigative demand (3)	8,529	1,180	4,281	3,068	—
Operating leases (4)	379,808	51,651	105,827	107,616	114,714
Required capital expenditures under operating leases (5)	13,984	1,889	3,778	3,778	4,539
Total	$476,028	$64,747	$177,566	$114,462	$119,253

(1)Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our finance lease obligations. Our long-term debt obligations decreased $1.5 million between December 31, 2020 and June 30, 2021. See Note 6, "Long-Term Debt" to the interim consolidated financial statements included in this report for additional information.
(2)Settlement obligations relate to professional liability cases that are expected to be paid. The professional liabilities are included in our self-insurance reserves.
(3)Settlement of civil investigative demand relates to our settlement agreement, including interest, with the U.S. Department of Justice and the State of Tennessee. See additional description of our contingencies in Note 9, "Commitments and Contingencies" to the interim consolidated financial statements and "Item 1. Legal Proceedings."
(4)Represents minimum annual undiscounted lease payments (exclusive of taxes, insurance, and maintenance costs) under our operating lease agreements, which does not include renewals. Our operating lease obligations decreased $25.5 million between December 31, 2020 and June 30, 2021. See Note 8, "Leases," to the interim consolidated financial statements included in this report for additional information.

(5)Includes annual expenditure requirements under operating leases. Our required capital expenditures decreased $1.6 million between December 31, 2020 and June 30, 2021.
Employment Agreements
We have employment agreements with certain members of management that provide for the payment to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements is approximately $1.6 million as of June 30, 2021. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee.
Results of Continuing Operations
The following tables present the unaudited interim consolidated statements of operations and related data for the three and six month periods ended June 30, 2021 and 2020:

(in thousands)	Three Months Ended June 30,
	2021	2020	Change	%
PATIENT REVENUES, NET	$111,270	$118,243	$(6,973)	(5.9)%
OTHER OPERATING INCOME	8,547	5,148	3,399	66.0%
EXPENSES:
Operating	91,598	95,775	(4,177)	(4.4)%
Lease and rent expense	13,264	13,523	(259)	(1.9)%
Professional liability	1,484	2,114	(630)	(29.8)%
General and administrative	6,976	6,880	96	1.4%
Depreciation and amortization	2,374	2,278	96	4.2%
Total expenses	115,696	120,570	(4,874)	(4.0)%
OPERATING INCOME	4,121	2,821	1,300	46.1%
OTHER INCOME (EXPENSE):
Other income	174	409	(235)	(57.5)%
Interest expense, net	(1,087)	(1,209)	122	10.1%
Total other expenses	(913)	(800)	(113)	(14.1)%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3,208	2,021	1,187	58.7%
PROVISION FOR INCOME TAXES	(354)	(182)	(172)	(94.5)%
INCOME FROM CONTINUING OPERATIONS	$2,854	$1,839	$1,015	55.2%

(in thousands)	Six Months Ended June 30,
	2021	2020	Change	%
PATIENT REVENUES, NET	$224,630	$238,230	$(13,600)	(5.7)%
OTHER OPERATING INCOME	19,868	5,148	14,720	N/M
EXPENSES:
Operating	188,427	190,634	(2,207)	(1.2)%
Lease and rent expense	26,513	27,036	(523)	(1.9)%
Professional liability	3,567	3,953	(386)	(9.8)%
General and administrative	13,741	13,638	103	0.8%
Depreciation and amortization	4,669	4,565	104	2.3%
Total expenses	236,917	239,826	(2,909)	(1.2)%
OPERATING INCOME	7,581	3,552	4,029	113.4%
OTHER INCOME (EXPENSE):
Other income	213	524	(311)	(59.4)%
Interest expense, net	(2,109)	(2,669)	560	21.0%
Total other expenses	(1,896)	(2,145)	249	11.6%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	5,685	1,407	4,278	N/M
PROVISION FOR INCOME TAXES	(697)	(78)	(619)	N/M
INCOME FROM CONTINUING OPERATIONS	$4,988	$1,329	$3,659	N/M
N/M = Not Meaningful

Percentage of Total Patient Revenues	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
PATIENT REVENUES, NET	100.0%	100.0%	100.0%	100.0%
OTHER OPERATING INCOME	7.7	4.4	8.8	2.2
EXPENSES:
Operating	82.3	81.0	83.9	80.0
Lease and rent expense	11.9	11.4	11.8	11.3
Professional liability	1.3	1.8	1.6	1.7
General and administrative	6.3	5.8	6.1	5.7
Depreciation and amortization	2.1	1.9	2.1	1.9
Total expenses	103.9	101.9	105.5	100.6
OPERATING INCOME	3.8	2.5	3.3	1.6
OTHER INCOME (EXPENSE):
Other income	0.2	0.3	0.1	0.2
Interest expense, net	(1.0)	(1.0)	(0.9)	(1.1)
Total other expenses	(0.8)	(0.7)	(0.8)	(0.9)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	3.0	1.8	2.5	0.7
PROVISION FOR INCOME TAXES	(0.3)	(0.2)	(0.3)	—
INCOME FROM CONTINUING OPERATIONS	2.7%	1.6%	2.2%	0.7%

Three Months Ended June 30, 2021 Compared To Three Months Ended June 30, 2020
Patient Revenues
Patient revenues were $111.3 million and $118.2 million for the three months ended June 30, 2021 and 2020, respectively, a decrease of $6.9 million.
Our Medicaid rates for the second quarter of 2021 increased 1.6% resulting in a revenue increase of $1.4 million. Our Managed care census for the second quarter of 2021 increased 6.3%, resulting in increased revenue of $0.6 million. Conversely, our Medicare, Medicaid, Hospice and Private average daily census for the second quarter of 2021 decreased 21.5%, 5.2%, 13.6%, and 14.4%, respectively, resulting in reduced revenue of $5.3 million, $3.2 million, $1.2 million, and $1.1 million, respectively. The decline in census for the second quarter of 2021 was mainly due to the impact of the COVID-19 pandemic. We recognized $1.6 million of additional Medicaid and Hospice state stimulus funds during the second quarter of 2021 compared to the second quarter of 2020. Additionally, the suspension of sequestration resulted in an increase in revenue of $0.3 million for the second quarter of 2021 compared to the second quarter of 2020.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended June 30,
	2021	2020
Skilled nursing occupancy	66.5%	71.2%
As a percent of total census:
Medicare census	8.9%	10.4%
Medicaid census	69.1%	67.3%
Managed Care census	5.3%	4.6%
As a percent of total revenues:
Medicare revenues	16.8%	19.0%
Medicaid revenues	46.5%	45.8%
Managed Care revenues	10.9%	10.4%
*Average rate per day:
Medicare	$489.44	$495.34
Medicaid	$184.51	$181.52
Managed Care	$416.18	$423.54

*Excludes COVID-19 federal and state stimulus payments

Other Operating Income
Since January 1, 2020, we have received $51.6 million of provider relief from the CARES Act, PPHCE Act, and the Families First Coronavirus Response Act. We recognized $8.5 million and $5.1 million of the funds for the three months ended June 30, 2021 and 2020, respectively, which is classified as "Other Operating Income" in the Company's results of operations. We also recognized $0.1 million of grant funds from states, which is included in "Other Operating Income" in the Company's results of operations for the three months ended June 30, 2021. The Medicare stimulus funds we recognized during the quarter were used to offset healthcare-related expenses and lost revenues attributable to COVID-19. Increased healthcare related expenses included, but were not limited to, increased wages and increased costs for personal protective equipment, testing and other supplies. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements.
Operating Expense
Operating expense decreased in the second quarter of 2021 to $91.6 million from $95.8 million in the second quarter of 2020, a decrease of $4.2 million. Operating expense increased as a percentage of patient revenues to 82.3% for the second quarter of 2021 as compared to 81.0% for the second quarter of 2020.
Excluding operating expenses related to COVID-19, we benefited from our cost savings initiatives including decreased wages of $6.9 million compared to the second quarter of 2020. Additionally, our health insurance costs decreased by $0.9 million.
We incurred incremental healthcare-related expenses attributable to COVID-19 of $6.4 million, for the three months ended June 30, 2021, which is an increase of $2.6 million compared to the second quarter of 2020. Such expenses included increased labor expenses, testing and the increased costs of personal protective equipment, food and infection control supplies.

Lease Expense
Lease expense in the second quarter of 2021 decreased to $13.3 million as compared to $13.5 million in the second quarter of 2020, a decrease of $0.2 million. The decrease in lease expense was due to the amendment to the Omega Master Lease in conjunction with the transfer of operations of the facility located in Florida.
Professional Liability
Professional liability expense was $1.5 million and $2.1 million in the second quarters of 2021 and 2020, respectively. Our cash expenditures for professional liability costs, including those relative to claims for the centers that we formerly operated in the State of Kentucky, were $1.8 million for both the second quarters of 2021 and 2020. Professional liability expense fluctuates based on the results of our third-party professional liability actuarial studies, premiums and cash expenditures are incurred to defend and settle existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and Administrative Expense
General and administrative expense was $7.0 million in the second quarter of 2021 and $6.9 million in the second quarter of 2020, an increase of $0.1 million.
Depreciation and Amortization
Depreciation and amortization expense was $2.4 million in the second quarter of 2021 and $2.3 million in the second quarter of 2020, an increase of $0.1 million.
Interest Expense, Net
Interest expense was $1.1 million in the second quarter of 2021 and $1.2 million in the second quarter of 2020, a decrease of $0.1 million.
Income from Continuing Operations before Income Taxes;Income from Continuing Operations per Common Share
As a result of the above, continuing operations reported income of $3.2 million and $2.0 million before income taxes for the second quarters of 2021 and 2020, respectively. The basic and diluted income per common share from continuing operations were $0.43 and $0.42, respectively, for the second quarter of 2021, compared to both basic and diluted income per common share from continuing operations of $0.28 in the second quarter of 2020.
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

Six Months Ended June 30, 2021 Compared To Six Months Ended June 30, 2020
Patient Revenues
Patient revenues were $224.6 million and $238.2 million for the six months ended June 30, 2021 and 2020, respectively, a decrease of $13.6 million.
Our Medicaid, Medicare and Managed Care rates for the six months ended June 30, 2021 increased 1.2%, 1.2% and 2.3%, respectively, resulting in a revenue increase of $1.6 million, $0.5 million and $0.4 million, respectively. Our Managed care census for the six months ended June 30, 2021 increased 8.4%, resulting in increased revenue of $1.6 million. Conversely, our Medicaid, Medicare, Private and Hospice average daily census for the  six months ended June 30, 2021 decreased 11.9%, 1.4%, 18.7% and 20.4%, respectively, resulting in reduced revenue of $14.9 million, $0.7 million, $2.8 million and $3.7 million, respectively. The decline in census for the six months ended June 30, 2021 was mainly due to the impact of the COVID-19 pandemic. We recognized $4.8 million additional Medicaid and Hospice state stimulus funds compared to the six months ended June 30, 2020. Additionally, the suspension of sequestration resulted in an increase in revenue of $1.1 million for the six months ended June 30, 2021. The QIPP and Intergovernmental Transfer ("IGT") programs resulted in $0.9 million of additional revenues for the six months ended June 30, 2021. One less day of revenues for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 resulted in $1.3 million less revenue.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Six Months Ended June 30,
	2021	2020
Skilled nursing occupancy	66.3%	73.8%
As a percent of total census:
Medicare census	10.8%	9.7%
Medicaid census	67.2%	67.8%
Managed Care census	5.7%	4.7%
As a percent of total revenues:
Medicare revenues	19.2%	18.1%
Medicaid revenues	45.3%	45.5%
Managed Care revenues	11.5%	10.5%
*Average rate per day:
Medicare	$497.08	$491.34
Medicaid	$183.52	$181.41
Managed Care	$415.80	$406.63

*Excludes COVID-19 federal and state stimulus payments

Other Operating Income
We recognized $19.0 million and $5.1 million of provider relief funds during the six months ended June 30, 2021 and 2020, respectively, which is classified as "Other Operating Income" in the Company's results of operations. We also recognized $0.9 million of grant funds from states during the six months ended June 30, 2021, which is included in "Other Operating Income" in the Company's results of operation for the six months ended June 30, 2021. The Medicare stimulus funds that we recognized during the six months ended June 30, 2021 and 2020 were used to offset healthcare-related expenses and lost revenues attributable to COVID-19. Increased healthcare related expenses included but were not limited to increased wages and increased costs for personal protective equipment, testing and other supplies. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements.
Operating Expense
Operating expense decreased in the six months ended June 30, 2021 to $188.4 million from $190.6 million for the six months ended June 30, 2020, a decrease of $2.2 million. Operating expense increased as a percentage of patient revenues to 83.9% for the six months ended June 30, 2021, as compared to 80.0% for the six months ended June 30, 2020.
Excluding operating expenses related to COVID-19, we benefited from our cost savings initiatives including decreased wages of $13.7 million compared to the six months ended June 30, 2020. Additionally, our health insurance costs decreased by $2.5 million.

We incurred incremental healthcare-related expenses attributable to COVID-19 of $18.4 million for the six months ended June 30, 2021, which is an increase of $14.1 million compared to the six months ended June 30, 2020. Such expenses included increased labor expenses, testing and the increased costs of personal protective equipment, food and infection control supplies.
Lease Expense
Lease expense for the six months ended June 30, 2021 decreased to $26.5 million as compared to $27.0 million for the six months ended June 30, 2020, a decrease of $0.5 million. The decrease in lease expense was due to the amendment to the Omega Master Lease in conjunction with the transfer of operations of the facility located in Florida.
Professional Liability
Professional liability expense was $3.6 million and $4.0 million for the six months ended June 30, 2021 and 2020, respectively. Our cash expenditures for professional liability costs, including those relative to claims for the centers that we formerly operated in the State of Kentucky, were $3.4 million and $3.6 million for the six months ended June 30, 2021 and 2020, respectively. Professional liability expense fluctuates based on the results of our third-party professional liability actuarial studies, premiums, and as cash expenditures are incurred to defend and settle existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and Administrative Expense
General and administrative expense was $13.7 million for the six months ended June 30, 2021 and $13.6 million for the six months ended June 30, 2020, an increase of $0.1 million.
Depreciation and Amortization
Depreciation and amortization expense was $4.7 million for the six months ended June 30, 2021 and $4.6 million for the six months ended June 30, 2020, an increase of $0.1 million.
Interest Expense, Net
Interest expense was $2.1 million for the six months ended June 30, 2021 and $2.7 million for the six months ended June 30, 2020. The decrease of $0.6 million was due to a decrease in the outstanding borrowings on our loan facilities.
Income from Continuing Operations before Income Taxes; Income from Continuing Operations per Common Share
As a result of the above, continuing operations reported income of $5.7 million and $1.4 million before income taxes for the six months ended June 30, 2021 and 2020, respectively. The basic and diluted income per common share from continuing operations were $0.75 and $0.74 for the six months ended June 30, 2021, respectively, compared to both basic and diluted income per common share from continuing operations of $0.21 for the six months ended June 30, 2020.
COVID-19 Impact on Continuing Operations
Since the six months ended June 30, 2021, there have been additional cases of COVID-19 at certain of our centers. The Company has continued to experience reduced occupancy and increased operating expenses at its centers in the form of increased labor costs, testing and the increased cost of personal protective equipment, food and infection control supplies. The Company expects such increased expenses to continue throughout 2021.

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
Liquidity
Our primary sources of liquidity are the net cash flow provided by the operating activities of our centers and availability under our revolving credit facility. We believe cash flows will be adequate to service existing debt obligations and fund required capital expenditures for twelve months after the date of issuance of these interim financial statements. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit us over the long-term. Options for our use of cash include, but are not limited to, capital improvements, purchase of additional shares of our common stock, acquisitions, payment of existing debt obligations as well as initiatives to improve nursing center performance. We review these potential uses and align them to our cash flows with a goal of achieving long-term success.
Net cash used in operating activities of continuing operations totaled $1.3 million for the six months ended June 30, 2021, compared to net cash provided by operating activities of continuing operations of $43.7 million in the same period of 2020. The primary contributor to the decrease in net cash provided by operating activities was due to the utilization of stimulus funds for COVID-19 related expenses and lost revenues during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Conversely, a decrease in accounts receivable, which resulted from decreased patient census due to the COVID-19 pandemic and improved cash collections, contributed to an increase in net cash provided by operating activities for the six months ended June 30, 2021 compared to the six months ended June 30, 2020.
Our cash expenditures related to professional liability claims of continuing operations were $3.4 million and $3.6 million for the six months ended June 30, 2021 and 2020, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our inability to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $3.1 million and $2.8 million for the six months ended June 30, 2021 and 2020, respectively. The cash used for investing activities represents capital expenditures for improvements to our centers and purchases of clinical equipment to assist with fighting and slowing the spread of COVID-19.
Net cash provided in financing activities of continuing operation were nearly zero for the six months ended June 30, 2021 compared to net cash used of $13.9 million during the six months June 30, 2020. During the six months ended June 30, 2020, we used cash to repay $14.2 million of outstanding borrowings on our loan facilities.
Professional Liability
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC, which has issued a policy insuring claims made against all of the Company's nursing centers in Tennessee, and several of the Company's nursing centers in Alabama, Ohio, and Texas, as well as those previously operated by the Company in Kentucky and Florida. The insurance coverage provided for these centers under the SHC policy provides coverage limits of at least $1.0 million per medical incident with a sublimit per center of $3.0 million and total annual aggregate policy limits of $5.0 million. All other centers within the Company's portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers. The deductibles for these policies are covered through the insurance subsidiary.
As of June 30, 2021, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $23.7 million. Our calculation of this estimated liability is based on the Company's best estimate of the likelihood of adverse judgments with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.

Capital Resources
On October 14, 2020, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of banks, which consists of a $62.0 million mortgage loan subsequently amended ("Amended Mortgage Loan"), a $36.0 million revolver subsequently amended ("Amended Revolver") and a $2.0 million affiliated revolver amended ("Amended Affiliated Revolver"). The Amended Mortgage Loan, Amended Revolver and Amended Affiliated Revolver have a 3-year maturity through September 30, 2023. The Amended Mortgage Loan has a term of 3 years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term loan facility is based on LIBOR plus 4.0% with a 1.0% floor. The Amended Mortgage Loan balance was $60.4 million as of June 30, 2021 with an interest rate of 5.0%. The Amended Mortgage Loan is secured by 15 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan, the Amended Revolver and the Amended Affiliated Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver and Amended Affiliated Revolver have an interest rate of LIBOR plus 4.0% and are secured by accounts receivable and are subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
Effective June 10, 2021, the Company entered into amendments to the Amended Revolver and the Amended Affiliated Revolver. The amendments decreased the borrowing capacity of the Amended Revolver from $36.0 million to $35.0 million and increased the borrowing capacity of the Amended Affiliated Revolver from $2.0 million to $3.0 million. The maturity date of the loan agreements remains September 30, 2023.
As of June 30, 2021, we had $60.8 million of outstanding long-term debt and finance lease obligations. The $60.8 million total includes $0.4 million in finance lease obligations.
As of June 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under its revolvers. The interest rate related to the revolvers was 5.0% as of June 30, 2021. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has four letters of credit with a total value of $12.5 million outstanding as of June 30, 2021. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the Amended Revolver and the Amended Affiliated Revolver, and the maximum loan amount of $23.1 million for these revolvers, the balance available for borrowing under the revolvers was $10.7 million at June 30, 2021.
Our lending agreements contain various financial covenants, the most restrictive of which relates to fixed charges coverage ratios. We are in compliance with all such covenants at June 30, 2021.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at June 30, 2021
Credit Facility:
Minimum fixed charge coverage ratio	1.05:1.00	1.27:1.00
Minimum adjusted EBITDA	$13.0 million	$25.9 million
Mortgaged Centers:
EBITDAR	$10.0 million	$23.7 million
Affiliated Revolver:
Minimum adjusted EBITDA	$0.8 million	$2.8 million
Off-Balance Sheet Arrangements
We have four letters of credit outstanding with an aggregate value of approximately $12.5 million as of June 30, 2021. The letters of credit serve as a security deposits for certain center leases. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.
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
•the impact of the Affordable Care Act, efforts to further modify the Affordable Care Act, its interpretation or implementation, and other health care reform initiatives,
•any increases in the cost of borrowing under our credit agreements,
•our ability to comply with covenants contained in those credit agreements,
•our ability to comply with the terms of our master lease agreements,
•our ability to renew or extend our leases at or prior to the end of the existing lease terms,
•the outcome of professional liability lawsuits and claims,
•our ability to control ultimate professional liability costs,
•the accuracy of our estimate of our anticipated professional liability expense,
•the impact of future licensing surveys,
•our ability to comply with the terms of our Corporate Integrity Agreement,
•the outcome of proceedings alleging violations of state or federal False Claims Acts,
•laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors,
•the costs of investing in our business initiatives and development,
•our ability to control costs,
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of June 30, 2021, we had outstanding borrowings of approximately $60.4 million, which were subject to variable interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of June 30, 2021. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of June 30, 2021, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In the first quarter of this year, the Company was served with a Civil Investigatory Demand (“CID”) by the United States Department of Justice. The CID requested information and documents related to time keeping records for two certified occupational therapy assistants who worked at one of the Company’s Alabama facilities and documents evidencing any complaints that the facility had failed to provide therapy. The Company responded to the CID and has recently agreed to produce voluntarily additional information and documents related to the investigation.
As of June 30, 2021, we are engaged in 77 professional liability lawsuits. Eleven lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited, and sometimes no, professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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

August 10, 2021

	By:	/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
President and Chief Executive Officer, Principal Executive Officer
(duly authorized officer)

	By:	/s/ Kerry D. Massey
Kerry D. Massey
Executive Vice President and Chief Financial Officer
(principal financial officer)