Form 10-Q
period 2021-09-30
Diversicare Healthcare Services, Inc.
filed 2021-11-09
CIK 919956

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________________
FORM 10-Q
________________________________
CHECK ONE:

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended: September 30, 2021
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
6,949,104
(Outstanding shares of the issuer’s common stock as of November 4, 2021)

Introductory Note
On August 26, 2021, Diversicare Healthcare Services, Inc. (together with its subsidiaries, “Diversicare” or the “Company”) entered into an Agreement and Plan of Merger with DAC Acquisition LLC, a Delaware limited liability company (“Parent”), and DVCR Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), relating to the proposed acquisition of the Company by Parent. The merger agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into the Company (the “Merger”) with the Company continuing as the surviving corporation in the Merger as a direct, wholly-owned subsidiary of Parent. Upon completion of the Merger, the Company will cease to be a publicly traded company and each share of Company common stock issued and outstanding immediately prior to the effective time of the Merger (other than (i) shares of Company common stock held by the Company as treasury stock or owned by Parent or Merger Sub and (ii) shares of Company common stock held by stockholders who have properly and validly exercised their statutory rights of appraisal in respect of such shares) will be automatically converted into the right to receive cash in an amount equal to $10.10 per share, net of applicable withholding taxes and without interest thereon.
The closing of the Merger is subject to various closing conditions, each of which is more fully described in the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on August 27, 2021 and the Company’s definitive proxy statement on Schedule 14A filed with the SEC on October 20, 2021.
The completion of the Merger is subject to the satisfaction or waiver of certain customary conditions, including, among others: (i) the adoption of the merger agreement by the Company’s stockholders as of the October 5, 2021 record date; (ii) the absence of any temporary restraining order, preliminary or permanent injunction or other order preventing the consummation of the Merger issued by any Governmental Entity of competent jurisdiction; (iii) termination or expiration of any waiting periods applicable to the consummation of the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iv) the representations and warranties of the parties being true and correct subject to certain materiality qualifications and all covenants of the parties having been complied with in all material respects; and (v) the absence of a Company Material Adverse Effect on the Company. The Merger is not subject to any approval by the stockholders of Parent and Parent's obligations under the merger agreement are guaranteed by Ephram Lahasky and MED Healthcare Partners LLC. Parent may terminate the merger agreement upon payment of a termination fee of approximately $4.2 million. The merger agreement further provides that upon termination of the merger agreement by the Company or Parent upon specified conditions, the Company will be required to pay Parent a termination fee of approximately $2.1 million. On October 20, 2021, the Company filed the proxy statement relating to the Merger and the special meeting of stockholders, which the Company intends to hold on November 18, 2021.
The acquisition is expected to be completed in the fourth quarter of 2021, however, consummation of the Merger is subject to the satisfaction or (to the extent permitted by applicable law) waiver of the conditions to the completion of the Merger more fully described in the proxy statement. The description of the merger agreement herein does not purport to be complete and is qualified in its entirety by reference to the merger agreement, which was filed as Exhibit 2.1 to our Current Report on Form 8-K filed on August 27, 2021.
Unless stated otherwise, any forward-looking information contained in this report does not take into account or give any effect to the impact of the proposed Merger.

Part I. FINANCIAL INFORMATION
ITEM 1 – FINANCIAL STATEMENTS
DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2021	December 31, 2020
	(Unaudited)
CURRENT ASSETS:
Cash	$19,257	$30,821
Accounts receivable	51,231	53,691
Self-insurance receivables	328	1,025
Other receivables	3,890	4,622
Prepaid expenses and other current assets	3,596	5,356
Income tax refundable	612	1,746
Total current assets	78,914	97,261
PROPERTY AND EQUIPMENT, at cost	138,374	135,234
Less accumulated depreciation and amortization	(97,692)	(91,914)
Property and equipment, net	40,682	43,320
OTHER ASSETS:
Operating lease right-of-use assets	267,766	290,296
Acquired leasehold interest, net	4,802	5,202
Other noncurrent assets	4,027	3,773
Total other assets	276,595	299,271
	$396,191	$439,852
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)
(continued)

	September 30, 2021	December 31, 2020
	(Unaudited)
CURRENT LIABILITIES:
Current portion of long-term debt and finance lease obligations	$1,690	$1,660
Current portion of operating lease liabilities	31,174	28,583
Trade accounts payable	15,431	13,901
Accrued expenses:
Payroll and employee benefits	12,941	15,393
Self-insurance reserves, current portion	12,536	12,665
Deferred income	8,174	25,900
Other current liabilities	13,705	14,743
Total current liabilities	95,651	112,845
NONCURRENT LIABILITIES:
Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	57,622	58,526
Operating lease liabilities, less current portion	250,505	274,155
Self-insurance reserves, less current portion	14,021	15,476
Government settlement accrual	7,000	8,000
Other noncurrent liabilities	1,562	2,155
Total noncurrent liabilities	330,710	358,312
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ DEFICIT:
Common stock, authorized 20,000 shares, $.01 par value, 7,181 and 7,079 shares issued, and 6,949 and 6,847 shares outstanding, respectively	71	71
Treasury stock at cost, 232 shares of common stock	(2,500)	(2,500)
Paid-in capital	24,947	24,596
Accumulated deficit	(52,693)	(53,510)
Accumulated other comprehensive income	5	38
Total shareholders’ deficit	(30,170)	(31,305)
	$396,191	$439,852
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Three Months Ended September 30,
	2021	2020
PATIENT REVENUES, NET	$115,736	$117,965
OTHER OPERATING INCOME	2,344	9,563
EXPENSES:
Operating	95,192	98,706
Lease and rent expense	13,263	13,524
Professional liability	1,814	2,249
General and administrative	7,515	6,487
Depreciation and amortization	2,365	2,098
Total expenses	120,149	123,064
OPERATING (LOSS) INCOME	(2,069)	4,464
OTHER INCOME (EXPENSE):
Other income	35	90
Interest expense, net	(1,104)	(1,172)
Total other expense	(1,069)	(1,082)
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,138)	3,382
BENEFIT (PROVISION) FOR INCOME TAXES	279	(209)
(LOSS) INCOME FROM CONTINUING OPERATIONS	(2,859)	3,173
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $13 and $100, respectively	(744)	(374)
NET (LOSS) INCOME	$(3,603)	$2,799
NET (LOSS) INCOME PER COMMON SHARE:
Per common share – basic
Continuing operations	$(0.43)	$0.48
Discontinued operations	(0.11)	(0.06)
	$(0.54)	$0.42
Per common share – diluted
Continuing operations	$(0.43)	$0.48
Discontinued operations	(0.11)	(0.06)
	$(0.54)	$0.42
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,643	6,577
Diluted	6,643	6,626
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in thousands and unaudited)

	Three Months Ended September 30,
	2021	2020
NET (LOSS) INCOME	$(3,603)	$2,799
OTHER COMPREHENSIVE (LOSS) INCOME:
Change in fair value of cash flow hedges, net of tax	(13)	105
Total other comprehensive (loss) income	(13)	105
COMPREHENSIVE (LOSS) INCOME	$(3,616)	$2,904

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts, unaudited)

	Nine Months Ended September 30,
	2021	2020
PATIENT REVENUES, NET	$340,366	$356,195
OTHER OPERATING INCOME	22,212	14,711
EXPENSES:
Operating	283,619	289,340
Lease and rent expense	39,776	40,560
Professional liability	5,381	6,202
General and administrative	21,256	20,125
Depreciation and amortization	7,034	6,663
Total expenses	357,066	362,890
OPERATING INCOME	5,512	8,016
OTHER INCOME (EXPENSE):
Other income	248	614
Interest expense, net	(3,213)	(3,841)
Total other expense	(2,965)	(3,227)
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,547	4,789
PROVISION FOR INCOME TAXES	(418)	(287)
INCOME FROM CONTINUING OPERATIONS	2,129	4,502
LOSS FROM DISCONTINUED OPERATIONS:
Operating loss, net of tax benefit of $162 and $267, respectively	(1,350)	(1,004)
NET INCOME	$779	$3,498
NET INCOME PER COMMON SHARE:
Per common share – basic
Continuing operations	$0.32	$0.68
Discontinued operations	(0.20)	(0.15)
	$0.12	$0.53
Per common share – diluted
Continuing operations	$0.31	$0.67
Discontinued operations	(0.20)	(0.15)
	$0.11	$0.52
WEIGHTED AVERAGE COMMON SHARES OUTSTANDING:
Basic	6,619	6,606
Diluted	6,775	6,676

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in thousands and unaudited)

	Nine Months Ended September 30,
	2021	2020
NET INCOME	$779	$3,498
OTHER COMPREHENSIVE LOSS:
Change in fair value of cash flow hedges, net of tax	(33)	(115)
Total other comprehensive loss	(33)	(115)
COMPREHENSIVE INCOME	$746	$3,383

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(in thousands and unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2019	6,908	$69	232	$(2,500)	$24,026	$(59,079)	$568	$(36,916)
Net loss	—	—	—	—	—	(753)	—	(753)
Issuance of equity grants, net	190	1	—	—	3	—	—	4
Interest rate cash flow hedge	—	—	—	—	—	—	(279)	(279)
Stock-based compensation	—	—	—	—	338	—	—	338
BALANCE, MARCH 31, 2020	7,098	$70	232	$(2,500)	$24,367	$(59,832)	$289	$(37,606)
Net income	—	—	—	—	—	1,452	—	1,452
Cancellation of equity grants, net	(23)	—	—	—	—	—	—	—
Interest rate cash flow hedge	—	—	—	—	—	—	59	59
Stock-based compensation	—	—	—	—	77	—	—	77
BALANCE, JUNE 30, 2020	7,075	$70	232	$(2,500)	$24,444	$(58,380)	$348	$(36,018)
Net income	—	—	—	—	—	2,799	—	2,799
Issuance of equity grants, net	6	—	—	—	—	—	—	—
Interest rate cash flow hedge	—	—	—	—	—	—	105	105
Stock-based compensation	—	—	—	—	76	—	—	76
BALANCE, SEPTEMBER 30, 2020	7,081	$70	232	$(2,500)	$24,520	$(55,581)	$453	$(33,038)

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT
(in thousands and unaudited)

	Common Stock		Treasury Stock		Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Deficit
	Shares Issued	Amount	Shares	Amount

BALANCE, DECEMBER 31, 2020	7,079	$71	232	$(2,500)	$24,596	$(53,510)	$38	$(31,305)
Net income	—	—	—	—	—	1,888	—	1,888
Issuance of equity grants, net	106	1	—	—	63	—	—	64
Interest rate cash flow hedges	—	—	—	—	—	38	(9)	29
Stock-based compensation	—	—	—	—	95	—	—	95
BALANCE, MARCH 31, 2021	7,185	$72	232	$(2,500)	$24,754	$(51,584)	$29	$(29,229)
Net income	—	—	—	—	—	2,494	—	2,494
Cancellation of equity grants, net	(4)	(1)	—	—	—	—	—	(1)
Interest rate cash flow hedge	—	—	—	—	—	—	(11)	(11)
Stock-based compensation	—	—	—	—	97	—	—	97
BALANCE, JUNE 30, 2021	7,181	$71	232	$(2,500)	$24,851	$(49,090)	$18	$(26,650)
Net loss	—	—	—	—	—	(3,603)	—	(3,603)
Interest rate cash flow hedges	—	—	—	—	—	—	(13)	(13)
Stock-based compensation	—	—	—	—	96	—	—	96
BALANCE, SEPTEMBER 30, 2021	7,181	$71	232	$(2,500)	$24,947	$(52,693)	$5	$(30,170)

The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)

	Nine Months Ended September 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$779	$3,498
Loss from discontinued operations	(1,350)	(1,004)
Income from continuing operations	2,129	4,502
Adjustments to reconcile income from continuing operations to net cash (used in) provided by operating activities:
Depreciation and amortization	7,034	6,663
Provision for self-insured professional liability, net of cash payments	96	1,066
Amortization of right-of-use assets	21,074	17,253
Stock-based compensation	288	491
Provision for leases in excess of cash payments	1,456	2,477
Other	(80)	959
Changes in assets and liabilities affecting operating activities:
Receivables	3,157	10,254
Prepaid expenses and other assets	1,821	(6,029)
Trade accounts payable and accrued expenses	(3,279)	(518)
Deferred income	(17,726)	27,157
Operating lease liabilities	(21,059)	(17,246)
Net cash (used in) provided by continuing operations	(5,089)	47,029
Discontinued operations	(1,350)	(1,004)
Net cash (used in) provided by operating activities	(6,439)	46,025
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,347)	(3,096)
Purchases of property and equipment with stimulus funds	(954)	(898)
Net cash used in continuing operations	(4,301)	(3,994)
Discontinued operations	—	—
Net cash used in investing activities	(4,301)	(3,994)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of debt and finance lease obligations	(1,142)	(19,414)
Proceeds from issuance of debt	—	4,551
Proceeds from stimulus funds used to purchase property and equipment	305	898
Financing costs	—	(556)
Issuance and redemption of employee equity awards, net	13	3
Net cash used in continuing operations	(824)	(14,518)
Discontinued operations	—	—
Net cash used in financing activities	$(824)	$(14,518)
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands and unaudited)
(continued)

	Nine Months Ended September 30,
	2021	2020
NET (DECREASE) INCREASE IN CASH	$(11,564)	$27,513
CASH, beginning of period	30,821	2,710
CASH, end of period	$19,257	$30,223
SUPPLEMENTAL INFORMATION:
Cash payments of interest	$2,909	$3,592
Cash (refunds) payments of income taxes	$(1,072)	$289
The accompanying notes are an integral part of these interim consolidated financial statements.

DIVERSICARE HEALTHCARE SERVICES, INC. AND SUBSIDIARIES
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021 AND 2020
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
As of September 30, 2021, the Company’s continuing operations consist of 61 nursing centers with 7,250 licensed nursing beds. The Company owns 15 and leases 46 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted and residential living beds.
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
The Centers for Medicare & Medicaid Services (“CMS”) and the CDC have issued guidance to state and local governments and long-term care facilities to help mitigate the spread of COVID-19. For example, CMS has issued guidance that has gradually relaxed nursing home visitation restrictions that were imposed in 2020, while emphasizing the importance of infection prevention practices. To help nursing homes and other providers respond to and contain the spread of COVID-19, CMS has also issued temporary emergency blanket waivers to various government healthcare program requirements. For example, through the end of the public health emergency declaration, CMS is waiving the requirement for a three-day hospital stay prior to Medicare Part A coverage of skilled nursing facility benefits, which allows Medicare beneficiaries that require a new or changed skilled level of care to receive that care under Medicare Part A from a skilled nursing facility without satisfying the hospital stay requirement (sometimes referred to as “skilled in place”). CMS continues to review the need for the waivers and has announced early termination of some waivers as the pandemic and nursing home practices have evolved. In addition, CMS has announced COVID-19 reporting requirements and focused infection control surveys intended to assess long-term care facility compliance with infection control requirements in connection with the COVID-19 pandemic. CDC guidance includes infection prevention and control practices intended to protect both nursing home residents and healthcare personnel.
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
Together, the CARES Act and other enacted legislation, authorize funding to healthcare entities to be distributed through the Public Health and Social Services Emergency Fund ("PHSSEF"), also known as the Provider Relief Fund. Payments from PHSSEF, as made to providers through general and targeted distributions, are intended to compensate providers for lost revenues and healthcare-related expenses attributable to the COVID-19 pandemic only. As long as the recipient has sufficient COVID-19 attributable expenses and lost revenues, as defined by the PHSSEF and complies with certain terms and conditions, these payments are not required to be repaid. The terms and conditions include, among others, requirements to comply with certain reporting requirements, limitations on balance billing and restrictions against using PHSSEF funds to reimburse expenses or losses that have been reimbursed from other sources or that other sources are obligated to reimburse. The CAA provides that targeted distribution payments made to an eligible entity may be allocated by the entity's parent organization among its subsidiary eligible health care providers and the entity receiving the targeted distribution payments remains responsible for reporting obligations. As of September 30, 2021, the Company has utilized the funds it received from the PHSSEF to compensate for COVID-19 attributable lost revenues and pay for permissible expenses, including but not limited to increased wages and increased costs for personal protective equipment, infection control supplies, and COVID-19 testing, and the Company has not refunded any of the funds received from the PHSSEF. The Company’s remaining deferred COVID-19 funds relate to distributions from the Nursing Home Infection Control, described below.
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
Recipients of more than ten thousand dollars in PHSSEF funds, including Nursing Home Infection Control distributions, are required to submit reports to HHS that include information about their expenses and lost revenues and use of the PHSSEF funds through an online portal that opened on July 1, 2021. The timelines for reporting on the use of PHSSEF funds depend on the time periods during which the funds were received, such that a series of reports will be required. We have reported our use of the PHSSEF funds we received between April 10, 2020 and June 30, 2020 in accordance with the Post-Payment Notices of Reporting Requirements guidance. HHS continues to update guidance regarding post-payment reporting requirements that provide additional details and examples related to how recipients should calculate their COVID-19 attributable expenses, lost revenues and infection control expenses for purposes of PHSSEF reporting. Ultimately, to the extent that reports submitted by a recipient do not demonstrate sufficient healthcare related lost revenues, expenses attributable to COVID-19 or infection control expenses (as those terms are defined by HHS), the recipient may have to repay any excess funds received.
On September 10, 2021, HHS announced additional funding available for health care providers affected by the COVID-19 pandemic. The Phase 4 General Distribution PHSSEF payments will be based on providers' lost revenues and expenses between July 1, 2020, and March 31, 2021. We also recently applied for funding under Phase 4 of the PHSSEF and the American Rescue Plan Rural funding program; however, we do not know whether we will ultimately receive additional payments under these distributions. The Company currently anticipates, but cannot guarantee, that it will have sufficient COVID-19 attributable expenses and lost revenues to retain the PPSSEF payments it has received to date, or sufficient infection control expenses to retain the Nursing Home Infection Control distributions it has received to date. The Company does not yet know the full extent of its COVID-19 attributable expenses and lost revenues. The Company will not be able to determine the amount of used funds until the form, process and reporting rules are finalized by the federal government. There also can be no assurance that the PHSSEF funds will ultimately be enough to reimburse the Company for the full extent of its COVID-19 attributable expenses and losses.
As a result of the COVID-19 pandemic, we have experienced and may continue to experience price increases in equipment, pharmaceuticals, and medical supplies due to increased demand and limited availability for certain items. Staffing, equipment, pharmaceutical and medical supplies and vaccine shortages may impact our ability to admit and treat patients. We have incurred, and may continue to incur, increased expenses arising from the COVID-19 pandemic, particularly in the form of increased labor costs, testing and the increased costs of personal protective equipment, food and infection control supplies. Refer to Note 4, "COVID-19 Pandemic" for further information.
There have been cases of COVID-19 at our centers. We have experienced and may continue to experience reduced occupancy in our centers, in part due to perceived risks by patients and family members of residential care and their perception of restrictions such as limited visitation policies (which have been relaxed pursuant to CMS guidance), a reduction in patients released to nursing homes from hospitals and other healthcare facilities, and a general reluctance to seek medical care or interface with the healthcare system during the pandemic or for an undetermined period of time. Occupancy may also be affected by the data each nursing home is required to report, including the number of confirmed and suspected cases of COVID-19 and resident deaths related to COVID-19, which is made publicly available through the CDC National Healthcare Safety Network.
2.    CONSOLIDATION AND BASIS OF PRESENTATION OF FINANCIAL STATEMENTS
The interim consolidated financial statements for the three and nine month periods ended September 30, 2021 and 2020, included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") have been condensed or omitted pursuant to such rules and regulations. In the opinion of management of the Company, the accompanying interim consolidated financial statements reflect all normal, recurring adjustments necessary to present fairly the Company’s financial position at September 30, 2021, the results of operations and changes in shareholders' deficit for the three and nine month periods ended September 30, 2021 and 2020 and cash flows for the nine month periods ended September 30, 2021 and 2020. The Company’s balance sheet information at December 31, 2020, was derived from its audited consolidated financial statements as of December 31, 2020.
The results of operations for the three and nine month periods ended September 30, 2021 and 2020 are not necessarily indicative of the operating results that may be expected for a full year. These interim consolidated financial statements should be read in connection with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
PHSSEF Funds
During the year ended December 31, 2020, the Company implemented certain changes to its accounting policies related to the recognition of stimulus funds through the PHSSEF, which it has applied consistently throughout the period ended September 30, 2021. There is no U.S. GAAP that explicitly covers accounting for government "grants" to for-profit entities with the exception of certain agricultural subsidies. In the absence of authoritative U.S. GAAP guidance, the Company considered the application of other authoritative accounting guidance by analogy and concluded that the guidance outlined in International Accounting Standards 20 - Accounting for Government Grants and Disclosures of Government Assistance ("IAS 20") was the most appropriate analogy for the purpose of recording and classifying the federal and certain state stimulus funds received by the Company. Under IAS 20, once it is reasonably assured that the entity will comply with the conditions of the grant, the grant money should be recognized on a systematic basis over the periods in which the entity recognizes the related expenses or losses for which the grant money is intended to compensate. The Company recognizes grants once both of the following conditions are met: (1) the Company is eligible to receive the grant, and (2) the Company is able to comply with the relevant conditions of the grant. Federal and certain state stimulus funds that are recognized to offset healthcare related expenses and lost revenue attributable to COVID-19 are reflected as "other operating income" on the accompanying interim consolidated statement of operations. Federal stimulus funds received and used toward capital improvements that assist with the response to and prevention and spread of COVID-19 are accounted for as a capital grant. For such an asset acquired with the use of stimulus funds, the Company will recognize the asset as a net zero asset. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements included in this report for additional information.
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
4. COVID-19 PANDEMIC
As of September 30, 2021, the Company has received $51,607 from the PHSSEF. The Company recognized $2,344 and $9,563 as income for the three month periods ended September 30, 2021 and 2020, respectively, and $21,335 and $14,711 for the nine months ended September 30, 2021 and 2020, respectively, which is reflected in "other operating income" in the Company's results of operations. For the nine months ended September 30, 2021 and 2020, the Company utilized $954 and $898, respectively, of these stimulus dollars to fund capital improvements to prevent the spread of COVID-19. The remaining stimulus funds of $8,174 and $25,900 as of September 30, 2021 and December 31, 2020, respectively, are classified as "deferred income" on the consolidated balance sheet.
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
The Company recognized $877 of grant funds from states, which is included in "other operating income" in the Company's results of operations for the nine month period ended September 30, 2021. Additionally, the Families First Coronavirus Response Act provided states with a temporary increase in the regular federal matching rate, or federal medical assistance percentage, used to determine the federal government's share of the cost of covered services in state Medicaid programs, provided the states agreed to certain conditions such as not imposing cost-sharing requirements for COVID-19-related testing and treatment. The Company recognized $5,038 and $6,645 for the three month periods ended September 30, 2021 and 2020, respectively, of Medicaid and Hospice dollars related to this temporary increase in the federal matching rate, which related to patient services rendered and is reflected in "patient revenues, net" in the Company's results of operations. The Company recognized $14,909 and $11,709, for the nine month periods ended September 30, 2021 and 2020, respectively, of Medicaid and Hospice dollars, which related to patient services rendered and is reflected in "patient revenues, net" in the Company's results of operations.
The CARES Act and other stimulus legislation also include other provisions offering financial relief, for example lifting the Medicare sequestration from May 1, 2020 through December 31, 2021, which would have otherwise reduced payments to Medicare providers by 2% as required by the Budget Control Act of 2011 (but also extending sequestration through 2030). For the three month periods ended September 30, 2021 and 2020, the suspension of the Medicare sequestration positively impacted net patient revenues by $644 and $724, respectively, and $2,004 and $1,031 for the nine month periods ended September 30, 2021 and 2020, respectively. However, in addition to providing funding for healthcare providers, the ARPA increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the Pay-As-You-Go Act of 2010 ("PAYGO Act"). As a result, absent congressional action, Medicare spending will be reduced by up to 4% in FY 2022, to begin to take effect in January 2022, in addition to the existing sequestration requirements of the Budget Control Act of 2011.
The Company incurred an additional $6,018 and $8,241 of labor expense for the three month periods ended September 30, 2021 and 2020, respectively, and $1,152 and $4,430 for testing and the increased costs of personal protective equipment, food and infection control supplies related to the COVID-19 pandemic for the three month period ended September 30, 2021 and 2020, respectively. The Company incurred an additional $19,847 and $11,349 of labor expense for the nine month periods ended September 30, 2021 and 2020, respectively, and $5,731 and $5,642 for testing and the increased costs of personal protective equipment, food and infection control supplies related to the COVID-19 pandemic for the nine month periods ended September 30, 2021 and 2020, respectively. These expenses are reflected in "operating expense" in the Company's results of operations for the three and nine month periods ended September 30, 2021.
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
The Company has an interdisciplinary team monitoring and staying up to date on the latest information about COVID-19. The Company understands that President Biden has tasked CMS with issuing guidance and/or promulgating setting forth vaccine requirements for certain employees that may be applicable to the Company, and the Company intends to fully comply with that guidance. The Company has implemented precautionary measures and response protocols to minimize the spread of COVID-19, following the current guidance from CMS, the CDC, and state and local governments. The Company also intends to fully comply with the forthcoming Occupational Safety and Health Administration ("OSHA") Emergency Temporary Standard ("ETS") as applicable. Nevertheless, the Company expects additional COVID-19 cases will occur at its centers. The Company is continuing to evaluate and consider the potential impact that COVID-19 may have on its liquidity, financial condition and results of operations due to numerous uncertainties, including the duration of the COVID-19 pandemic and the timing, availability and adoption of effective medical treatment and vaccines. These and other factors relating to the COVID-19 pandemic could have a material adverse effect on the Company's future results of operations, financial condition and liquidity.

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
Disaggregation of Revenue and Accounts Receivable
In accordance with ASC 606, the Company recognized $4,516 and $522 of Medicaid and Hospice stimulus dollars, respectively, for the three month period ended September 30, 2021, compared to $6,327 and $318 of Medicaid and Hospice stimulus dollars, respectively, for the three month period ended September 30, 2020. The Company recognized $13,775 and $1,134 of Medicaid and Hospice stimulus dollars, respectively, for the nine month period ended September 30, 2021, compared to $11,709 and $1,089 of Medicaid and Hospice stimulus dollars, respectively, for the nine month period ended September 30, 2020. The Medicaid and Hospice stimulus dollars are reflected as patient revenues in the Company's results of operations and in the table below. Refer to Note 4, "COVID-19 Pandemic" for more information. The following table summarizes revenue from contracts with customers by payor source from continuing operations for the periods presented (dollar amounts in thousands):

	Three Months Ended September 30,
	2021		2020
Medicaid	$55,554	48.0%	$55,844	47.3%
Medicare	19,682	17.0%	24,374	20.7%
Managed Care	13,033	11.3%	11,967	10.1%
Private Pay and other	27,467	23.7%	25,780	21.9%
Total	$115,736	100.0%	$117,965	100.0%

	Nine Months Ended September 30,
	2021		2020
Medicaid	$157,274	46.2%	$164,335	46.1%
Medicare	62,870	18.5%	67,470	18.9%
Managed Care	38,804	11.4%	36,918	10.4%
Private Pay and other	81,418	23.9%	87,472	24.6%
Total	$340,366	100.0%	$356,195	100.0%

Accounts receivable from continuing operations as of September 30, 2021 and December 31, 2020 are summarized in the following table:

	September 30,	December 31,
	2021	2020
Medicaid	$19,697	$17,354
Medicare	8,192	14,273
Managed Care	9,028	8,021
Private Pay and other	14,314	14,043
Total accounts receivable	$51,231	$53,691

6. LONG-TERM DEBT
On October 14, 2020, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of banks, which consists of a $62,000 mortgage loan subsequently amended ("Amended Mortgage Loan"), a $36,000 revolver subsequently amended ("Amended Revolver") and a $2,000 affiliated revolver amended ("Amended Affiliated Revolver"). The Amended Mortgage Loan, Amended Revolver and Amended Affiliated Revolver have a 3-year maturity through September 30, 2023. The Amended Mortgage Loan has a term of 3 years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term loan facility is based on LIBOR plus 4.0% with a 1.0% floor. The Amended Mortgage Loan balance was $60,127 as of September 30, 2021 with an interest rate of 5.0%. The Amended Mortgage Loan is secured by 15 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan, the Amended Revolver and the Amended Affiliated Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver and Amended Affiliated Revolver have an interest rate of LIBOR plus 4.0% and are secured by accounts receivable and are subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
Effective June 10, 2021, the Company entered into amendments to the Amended Revolver and the Amended Affiliated Revolver. The amendments decreased the borrowing capacity of the Amended Revolver from $36,000 to $35,000 and increased the borrowing capacity of the Amended Affiliated Revolver from $2,000 to $3,000. The maturity date of the loan agreements remains September 30, 2023.
As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under its revolvers. The interest rate related to the revolvers was 5.0% as of September 30, 2021. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has four letters of credit with a total value of $12,451 outstanding as of September 30, 2021. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the Amended Revolver and the Amended Affiliated Revolver, and the maximum loan amount of $25,294 for these revolvers, the balance available for borrowing under the revolvers was $12,843 at September 30, 2021.
The Company’s debt agreements contain various financial covenants, the most restrictive of which relates to fixed charges coverage ratios. The Company is in compliance with all such covenants at September 30, 2021.
7. DERIVATIVES AND HEDGING ACTIVITIES
In February 2021, the Company entered into an interest rate cap agreement with a member of the bank syndicate as the counterparty. The Company entered into the interest rate cap agreement to mitigate the variable interest rate risk associated with its outstanding mortgage borrowings.
The Company designated the interest rate cap as a cash flow hedge, and the effective portion of the hedge is reflected as a component of other comprehensive income. The interest rate cap has the same maturity date as the Amended Mortgage Loan and has an amortizing notional amount that was $60,127 as of September 30, 2021. The interest rate cap agreement requires the counterparty to pay the Company an amount equal to the applicable notional amount multiplied by the rate by which the LIBOR index exceeds a 1% strike rate during the period.
The Company assesses the effectiveness of the interest rate cap on a quarterly basis and at September 30, 2021, the Company has determined that the interest rate cap was effective. Accordingly, the gain or loss related to the change in fair value of the interest rate cap is recorded in Accumulated Other Comprehensive Income and subsequently reclassified into interest expense in the same period during which the hedged forecasted transaction affects earnings. The fair value of the interest rate cap of $54 at September 30, 2021 was included in other noncurrent assets on the Company's Consolidated Balance Sheets.
In conjunction with the refinancing of its outstanding borrowings during October 2020, the Company terminated its interest rate swap. Following the termination, $90 was recorded in other comprehensive income and was reclassified as an adjustment to earnings over the remaining term of the original hedge. Of this amount, $38 was recorded as a decrease to retained earnings for the nine months ended September 30, 2021.
As of September 30, 2021, the Company had the following outstanding interest rate derivatives that were designated as cash flow hedges of interest rate risk:

Interest Rate Derivative	Number of Instruments	Notional
Interest Rate Cap	1	$60,127

The table below presents the fair value of the Company’s derivative financial instruments as well as their classification on the balance sheets as of September 30, 2021 and December 31, 2020.

	Asset Derivatives			Liability Derivatives
		Fair Value at:			Fair Value at:
	Balance Sheet Classification	September 30, 2021	December 31, 2020	Balance Sheet Classification	September 30, 2021	December 31, 2020
Interest Rate Cap	Other noncurrent assets	$54	$—	Other noncurrent liabilities	$—	$—

The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income for the three months ended September 30, 2021 and September 30, 2020.

Effect of Derivative Instruments on the Consolidated Statements of Income
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Three Months Ended September 30,			Three Months Ended September 30,
	2021	2020		2021	2020
Interest Rate Swap	$—	$105	Interest Expense (a)	$—	$49
Interest Rate Cap	$(13)	$—	Interest Expense (a)	$—	$—
Total	$(13)	$105		$—	$49
(a) Total interest expense presented in the consolidated income statements for the three months ended September 30, 2021 and 2020 was $1,104 and $1,172, respectively.
The table below presents the effect of cash flow hedge accounting on Accumulated Other Comprehensive Income for the nine months ended September 30, 2021 and September 30, 2020.

Effect of Derivative Instruments on the Consolidated Statements of Income
	Amount of Gain (Loss) Recognized in Other Comprehensive Income on Derivative		Location of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income	Amount of Gain (Loss) Reclassified from Accumulated Other Comprehensive Income into Income
	Nine Months Ended September 30,			Nine Months Ended September 30,
	2021	2020		2021	2020
Interest Rate Swap	$—	$(115)	Interest Expense (a)	$(38)	$148
Interest Rate Cap	$(33)	$—	Interest Expense (a)	$—	$—
Total	$(33)	$(115)		$(38)	$148
(a) Total interest expense presented in the consolidated income statements for the nine months ended September 30, 2021 and 2020 was $3,213 and $3,841, respectively.

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

	Classification	September 30, 2021	December 31, 2020
Assets
Operating lease assets	Operating lease right-of-use assets	$267,766	$290,296
Finance lease assets	Property and equipment, net (a)	326	508
Total leased assets		$268,092	$290,804

Liabilities
Current
Operating	Current portion of operating lease liabilities	$31,174	$28,583
Finance	Current portion of long-term debt and finance lease obligations	234	251
Noncurrent
Operating	Operating lease liabilities, less current portion	250,505	274,155
Finance	Long-term debt and finance lease obligations, less current portion and deferred financing costs, net	119	280
Total lease liabilities		$282,032	$303,269

(a) Finance lease assets are recorded net of accumulated amortization of $653 and $471 as of September 30, 2021 and December 31, 2020, respectively.
Lease Cost of Continuing Operations

		Three Months Ended September 30,
	Classification	2021	2020
Operating lease cost (a)	Lease and rent expense	$13,263	$13,524
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	61	50
Interest on finance lease liabilities	Interest expense, net	7	7
Short term lease cost	Operating expense	160	111
Net lease cost		$13,491	$13,692

(a) Includes variable lease costs, which are immaterial.

		Nine Months Ended September 30,
	Classification	2021	2020
Operating lease cost (a)	Lease and rent expense	$39,776	$40,560
Finance lease cost:
Amortization of finance lease assets	Depreciation and amortization	183	165
Interest on finance lease liabilities	Interest expense, net	23	26
Short term lease cost	Operating expense	442	445
Net lease cost		$40,424	$41,196

(a) Includes variable lease costs, which are immaterial.

Maturity of Lease Liabilities

As of September 30, 2021
	Operating Leases (a)	Finance Leases (a)	Total

2021	$51,893	$254	$52,147
2022	52,879	89	52,968
2023	53,123	33	53,156
2024	53,649	—	53,649
2025	54,247	—	54,247
After 2025	101,276	—	101,276
Total lease payments	$367,067	$376	$367,443
Less: Interest	(85,388)	(23)	(85,411)
Present value of lease liabilities	$281,679	$353	$282,032

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

Lease Term and Discount Rate

	September 30, 2021	December 31, 2020

Weighted-average remaining lease term (years)
Operating leases	7.22	7.91
Finance leases	1.64	2.26
Weighted-average discount rate
Operating leases	7.9%	7.9%
Finance leases	6.0%	6.2%

Other Information

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows for operating leases	$38,219	$38,018
Operating cash flows for finance leases	23	26
Financing cash flows for finance leases	182	175

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
Reserve for Estimated Self-Insured Professional Liability Claims
Because the Company’s actual liability for existing and anticipated professional liability and general liability claims will likely exceed the Company’s limited insurance coverage, the Company has recorded total liabilities for reported and estimated future claims of $23,928 and $24,744 as of September 30, 2021 and December 31, 2020, respectively. This accrual includes estimates of liability for incurred but not reported claims, estimates of liability for reported but unresolved claims, actual liabilities related to settlements, including settlements to be paid over time, and estimates of legal costs related to these claims. All losses are projected on an undiscounted basis and are presented without regard to any potential insurance recoveries. Amounts are added to the accrual for estimates of anticipated liability for claims incurred during each period, and amounts are deducted from the accrual for settlements paid on existing claims during each period.
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
As of September 30, 2021, the Company is engaged in 77 professional liability lawsuits. Fifteen lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The Company’s cash expenditures for self-insured professional liability costs were $4,991 and $5,136 for the nine months ended September 30, 2021 and 2020, respectively.
The Company follows the accounting guidance in ASC Topic 954 that clarifies that a health care entity should not net insurance recoveries against a related professional liability claim and that the amount of the claim liability should be determined without consideration of insurance recoveries. Accordingly, the estimated insurance recovery receivables are included within "Self-insurance receivables" on the Consolidated Balance Sheet. As of September 30, 2021 and December 31, 2020 there are estimated insurance recovery receivables of $328 and $1,025 in "Self-insurance receivables", respectively.
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
In February 2020, we entered into a settlement agreement with the U.S. Department of Justice and the State of Tennessee of actions alleging violations of the federal False Claims Act in connection with our provision of therapy and the completion of certain resident admission forms. This settlement resolved an investigation that had begun in 2012 and covers the time period from January 1, 2010 through December 31, 2015. This agreement requires annual payments for a period of five years ending in February 2025 and also requires a contingent payment in the event the Company sells any of its owned facilities during the five-year payment period. Relative to the settlement agreement, the Company paid $1,000 and $500 during the first quarter of 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the Company has $8,000 and $9,000 outstanding related to the settlement agreement, respectively. Of the outstanding balance related to the settlement agreement, $1,000 is reflected as "Other current liabilities" and the remaining $7,000 and $8,000 is reflected as "Government settlement accrual" on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively. Failure to timely make any of these payments could result in rescission of the settlement and result in the government having a very large claim against us, including penalties, and/or make us ineligible to participate in certain government funded healthcare programs, any of which could in turn significantly harm our business and financial condition.
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
Other Insurance
With respect to workers’ compensation insurance, substantially all of the Company’s employees are covered under either a prefunded deductible policy or state-sponsored programs. The Company has been and remains a non-subscriber to the Texas workers’ compensation system and, therefore, is completely self-insured for employee injuries with respect to its Texas operations. From the period from July 1, 2008 through September 30, 2021, the Company is covered by a prefunded deductible policy. Under this prefunded policy, the Company is self-insured for the first $500 per claim, subject to an aggregate maximum of $3,000. The Company funds a loss fund account with the insurer to pay for claims below the deductible. The Company accounts for premium expense under this policy based on its estimate of the level of claims subject to the policy deductibles expected to be incurred. The liability for workers’ compensation claims was $1,185 and $1,039 at September 30, 2021 and December 31, 2020, respectively. The Company has a non-current receivable for workers’ compensation policies covering previous years of $2,637 and $2,050 which is included in "other noncurrent assets" on the Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, respectively. The non-current receivable is a function of payments paid to the Company’s insurance carrier in excess of the estimated level of claims expected to be incurred. Any potential claims or settlements related to COVID-19 are uncertain at this time.
As of September 30, 2021, the Company is self-insured for health insurance benefits for certain employees and dependents for amounts up to $200 per individual annually. The Company provides reserves for the settlement of outstanding self-insured health claims at amounts believed to be adequate. The liability for reported claims and estimates for incurred but unreported claims was $1,444 and $2,358 at September 30, 2021 and December 31, 2020, respectively. The differences between actual settlements and reserves are included in expense in the period finalized. Any potential claims or settlements related to COVID-19 are uncertain at this time.
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
Equity Grants and Valuations
During the nine months ended September 30, 2021 and 2020, the Compensation Committee of the Board of Directors approved grants totaling approximately 106 and 198 shares of restricted common stock, respectively, to certain employees and members of the Board of Directors. The fair value of restricted shares is determined as the quoted market price of the underlying common shares at the date of the grant. The restricted shares typically vest one-third on the first, second and third anniversaries of the grant date. Unvested shares may not be sold or transferred. During the vesting period, dividends accrue on the restricted shares, but are paid in additional shares of common stock upon vesting, subject to the vesting provisions of the underlying restricted shares. The restricted shares are entitled to the same voting rights as other common shares. On March 13, 2020, the Compensation Committee of the Board of Directors approved the grant of 100 shares of common stock to the Company's Chief Executive Officer, as a one-time bonus in lieu of a 2020 salary increase and as recognition for completing the settlement with the Office of the Inspector General and the disposition of all of the Company's facilities in the State of Kentucky. The stock was fully vested on the date of the grant, and the grant date fair value of which was expensed during the quarter ended March 31, 2020.
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
Summarized activity of the equity compensation plans is presented below:

		Weighted
	Options/	Average
	SOSARs	Exercise Price
Outstanding, December 31, 2020	65	$7.92
Granted	—	—
Exercised	—	—
Expired or cancelled	—	—
Outstanding, September 30, 2021	65	$7.92

Exercisable, September 30, 2021	65	$7.92

		Weighted
		Average
	Restricted	Grant Date
	Shares	Fair Value
Outstanding, December 31, 2020	193	$3.32
Granted	106	4.25
Vested	(88)	3.99
Cancelled	(4)	2.80
Outstanding, September 30, 2021	207	$3.51

Summarized activity of the RSU's for the Stock Purchase Plan is as follows:

		Weighted
		Average
		Grant Date
	RSU's	Fair Value
Outstanding, December 31, 2020	55	$2.92
Granted	37	4.25
Vested	(26)	3.93
Outstanding, September 30, 2021	66	$3.27

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
The following table summarizes information regarding stock options and SOSAR grants outstanding as of September 30, 2021:

	Weighted
	Average
Range of	Exercise	Grants	Grants
Exercise Prices	Prices	Outstanding	Exercisable
$8.14 to $10.21	$8.83	45	45
$5.86	$5.86	20	20
		65	65
Stock-based compensation expense is non-cash and is included as a component of general and administrative expense or operating expense based upon the classification of cash compensation paid to the related employees. The Company recorded total stock-based compensation expense of $288 and $491 in the nine month periods ended September 30, 2021 and 2020, respectively.
11. INCOME TAXES
The Company recorded an income tax expense from continuing operations of $418 during the nine months ended September 30, 2021 and an income tax expense of $287 during the nine months ended September 30, 2020.
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
As of September 30, 2021, the Company has a valuation allowance in the amount of $18,860. The Company will continue to periodically assess the realizability of its future deferred tax assets.
On March 27, 2020, the CARES Act was enacted and signed into law. Certain provisions of the CARES Act impact the 2019 income tax provision computations of the Company and were reflected in the first quarter of 2020, or the period of enactment. The CARES Act contains modifications on the depreciation of qualified improvement property, as well as the limitation of business interest for tax years beginning in 2019 and 2020. The new life classification of the qualified improvement property, allowing for bonus depreciation to be taken, along with the modification to Section 163(j) to increase the allowable business interest deduction from 30% of adjusted taxable income to 50% of adjusted taxable income significantly increased the allowable deductions of the Company and result in additional taxable losses for the year-ended 2019, resulting in greater net operating losses (“NOL”) to be carried back. The NOL carryback resulted in a tax refund of $321 and an increase to the Work Opportunity Tax Credit (“WOTC”) deferred tax asset, which is offset by a full valuation allowance. These changes pursuant to the CARES Act did not have an impact during the three-month or nine-month period ended September 30, 2021.
The Company is not currently under examination by any major income tax jurisdiction. During 2021, the statutes of limitations will lapse on the Company's 2017 federal tax year and certain 2016 and 2017 state tax years. The Company does not believe the federal or state statute lapses or any other event will significantly impact the balance of unrecognized tax benefits in the next twelve months. The net balance of unrecognized tax benefits was not material to the interim consolidated financial statements for the nine months ended September 30, 2021 and 2020.

12.    EARNINGS (LOSS) PER COMMON SHARE
Information with respect to basic and diluted net income (loss) per common share is presented below in thousands, except per share amounts:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator: Income (loss):
Income (loss) from continuing operations	$(2,859)	$3,173	$2,129	$4,502
Loss from discontinued operations, net of income taxes	(744)	(374)	(1,350)	(1,004)
Net income (loss)	$(3,603)	$2,799	$779	$3,498

Denominator: Basic Weighted Average Common Shares Outstanding:	6,643	6,577	6,619	6,606
Dilutive effect of stock options, SOSARs, Restricted Shares and Restricted Share Units	—	49	156	70
Adjusted weighted average common shares outstanding	6,643	6,626	6,775	6,676

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income (loss) per common share:
Per common share – basic
Income (loss) from continuing operations	$(0.43)	$0.48	$0.32	$0.68
Loss from discontinued operations	(0.11)	(0.06)	(0.20)	(0.15)
Net income (loss) per common share – basic	$(0.54)	$0.42	$0.12	$0.53
Per common share – diluted
Income (loss) from continuing operations	$(0.43)	$0.48	$0.31	$0.67
Loss from discontinued operations	(0.11)	(0.06)	(0.20)	(0.15)
Net income (loss) per common share – diluted	$(0.54)	$0.42	$0.11	$0.52
The effects of 15 and 65 SOSARs and options outstanding were excluded from the computation of diluted earnings per common share in the nine months ended September 30, 2021 and 2020, respectively, because these securities would have been anti-dilutive.

13.    BUSINESS DEVELOPMENTS AND OTHER SIGNIFICANT TRANSACTIONS
Merger Agreement
As previously announced, on August 26, 2021, the Company, DAC Acquisition LLC, a Delaware limited liability company (“Parent”), and DVCR Acquisition Corporation, a Delaware corporation and a wholly owned subsidiary of Parent (“Merger Sub”), entered into an agreement and plan of merger, pursuant to which Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Subject to the terms and conditions set forth in the merger agreement, at the effective time of the Merger, each share of Company common stock issued and outstanding immediately prior to the effective time of the Merger (other than (i) shares of Company common stock held by the Company as treasury stock or owned by Parent or Merger Sub and (ii) shares of Company common stock held by stockholders who have properly and validly exercised their statutory rights of appraisal in respect of such shares) will be automatically converted into the right to receive cash in an amount equal to $10.10 per share, net of applicable withholding taxes and without interest thereon. The Company's board of directors approved the Merger and directed the Merger be submitted to the stockholders of the Company for adoption. A special meeting of the stockholders will be held on November 18, 2021 to vote on the proposal to adopt the Merger. The Merger requires the approval of a majority of the Company's stockholders and is expected to be completed in the fourth quarter of 2021, subject to such approval by the Company's stockholders.

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
As of September 30, 2021, the Company’s continuing operations consist of 61 nursing centers with 7,250 licensed nursing beds. The Company owns 15 and leases 46 of its nursing centers. Our nursing centers range in size from 50 to 320 licensed nursing beds. The licensed nursing bed count does not include 397 licensed assisted living and residential beds.
As previously announced, on August 26, 2021, the Company, Parent, and Merger Sub, entered into an agreement and plan of merger, pursuant to which Merger Sub will be merged with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent. Subject to the terms and conditions set forth in the merger agreement, at the effective time of the Merger, each share of Company common stock issued and outstanding immediately prior to the effective time of the Merger (other than (i) shares of Company common stock held by the Company as treasury stock or owned by Parent or Merger Sub and (ii) shares of Company common stock held by stockholders who have properly and validly exercised their statutory rights of appraisal in respect of such shares) will be automatically converted into the right to receive cash in an amount equal to $10.10 per share, net of applicable withholding taxes and without interest thereon. The Company's board of directors approved the Merger and directed the Merger be submitted to the stockholders of the Company for adoption. A special meeting of the stockholders will be held on November 18, 2021 to vote on the proposal to adopt the Merger. The Merger requires the approval of a majority of the Company's stockholders and is expected to be completed in the fourth quarter of 2021, subject to such approval by the Company’s stockholders. For more information on the Merger, refer to the Company's current report on Form 8-K filed August 27, 2021.
In connection with the execution of the merger agreement, Parent entered into a voting and support agreement with the Company’s directors, who collectively hold approximately 33.4% of the outstanding shares of Company common stock. The voting and support agreement provides that, among other things, each of the stockholders party thereto will vote or cause to be voted, all of the shares of Company common stock beneficially owned by such stockholder (i) in favor of the stockholder proposals submitted at the special meeting of the stockholders, including the adoption of the merger agreement, and (ii) against any alternative acquisition proposal and certain other actions, including actions that would reasonably be expected to result in a material breach of the merger agreement or prevent or materially impair or delay consummation of the Merger prior to the End Date. The foregoing description of the voting and support agreement does not purport to be complete and is qualified in its entirety by reference to the voting and support agreement, which is filed as Exhibit 10.1 to the Company's current report on Form 8-K filed August 27, 2021.
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
We are working with federal, state, and local health authorities to respond to the COVID-19 pandemic and are taking measures to try to limit the spread of the virus. For example, we have implemented screening protocols for staff, residents, and visitors. CMS requires nursing homes in counties with community transmission levels above a certain threshold to test all staff at specific routine intervals. Although we are implementing considerable safety measures, caring for COVID-19 patients has associated risks. In addition, we have experienced, and may continue to experience, price increases in equipment, pharmaceuticals, and medical supplies due to increased demand and limited availability for certain items. Staffing, equipment, pharmaceutical and medical supplies and vaccine shortages may impact our ability to admit and treat patients. We have incurred, and may continue to incur, increased expenses arising from the COVID-19 pandemic, particularly in the form of increased labor costs, testing and the increased costs of personal protective equipment, food and infection control supplies. The Company expects such increased expenses to continue and likely increase further into 2021.
There have been cases of COVID-19 at our centers. We have experienced reduced occupancy in our centers, in part due to perceived risks by patients and family members of residential care and their perception of restrictions such as limited visitation policies (which have been relaxed pursuant to CMS guidance), a reduction in patients released to nursing homes from hospitals and other healthcare facilities, and a general reluctance to seek medical care or interface with the healthcare system during the pandemic or for an undetermined period of time. Occupancy may also be affected by the data each nursing home is required to report, including the number of confirmed and suspected cases of COVID-19 and resident deaths related to COVID-19, which is made publicly available through the CDC National Healthcare Safety Network.
The Company is closely monitoring and evaluating the impact of the COVID-19 pandemic on all aspects of its business. We have identified team members and patients who have tested positive for COVID-19 at our centers, and we have incurred increases in the costs of caring for the patients and residents in those centers. The Company incurred an additional $6.0 million of labor expense and $1.2 million for testing and the increased costs of personal protective equipment, food and infection control supplies related to the COVID-19 pandemic for the three month period ended September 30, 2021. The Company incurred an additional $19.8 million of labor expense and $5.7 million for testing and the increased costs of personal protective equipment, food and infection control supplies related to the COVID-19 pandemic for the nine month period ended September 30, 2021. The Company has also experienced reduced occupancy at its centers and has incurred additional expenditures preparing our centers for potential outbreaks. The Company has an interdisciplinary team monitoring and keeping apprised of the latest information about the virus and its prevalence. The Company has implemented precautionary measures and response protocols to minimize the spread of the virus, following guidance from the CDC, but the Company nevertheless expects additional cases of the virus will occur at these and other facilities.
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
As of September 30, 2021, we received $51.6 million from the PHSSEF. We also applied for additional Phase 3 General Distribution PHSSEF payments; however, we have not received any additional payments as of September 30, 2021. In addition, we also recently applied for funding under Phase 4 of the PHSSEF and the American Rescue Plan Rural funding program; however, we do not know whether we will ultimately receive additional payments under these distributions.
Recipients of more than ten thousand dollars in PHSSEF funds, including Nursing Home Infection Control distributions, are required to submit reports to HHS that include information about their expenses and lost revenues and use of the PHSSEF funds. Reports are to be submitted through an online portal that opened on July 1, 2021. The timelines for reporting on the use of PHSSEF funds depend on the time periods during which the funds were received, such that a series of reports will be required. We have reported on our use of the PHSSEF funds we received between April 10, 2020 and June 30, 2020 in accordance with the Post-Payment Notices of Reporting Requirements guidance issued by HHS.
Due to the recent enactment of the CARES Act and other stimulus legislation and evolving guidance, there is still a high degree of uncertainty surrounding the PHSSEF funds. We are closely tracking our use of the funds received from PHSSEF in order to demonstrate compliance with the terms and conditions, including applicable reporting requirements. As of September 30, 2021, the Company has utilized the funds it received from the PHSSEF to compensate for COVID-19 attributable lost revenues and pay for permissible expenses. The Company currently anticipates, but cannot guarantee, that it will be able to demonstrate sufficient healthcare related lost revenues, COVID-19 attributable expenses, and infection control expenses to retain the PHSSEF payments and Nursing Home Infection Control distributions it has received to date. The Company does not yet know the full extent of its COVID-19 attributable expenses and lost revenues. The Company will not be able to determine the amount of used funds until the form, process and reporting rules are finalized by the federal government. The Company can offer no assurance that it will be in compliance with all requirements related to retaining the PHSSEF payments. If we fail to comply with all of the terms and conditions or do not have sufficient expenses and lost revenues (as defined by these programs), the Company may be required to repay some or all of these amounts, which could have a material adverse impact.
The CARES Act and related legislation include other provisions offering financial relief, for example suspending the Medicare sequestration payment adjustment from May 1, 2020 through December 31, 2021, which would have otherwise reduced payments to Medicare providers by 2%, as required by the Budget Control Act of 2011, (but also extending sequestration through 2030). However, while the ARPA provides funding to healthcare providers, it also increases the federal budget deficit in a manner that triggers an additional statutorily mandated sequestration under the PAYGO Act. As a result, absent congressional action, Medicare spending will be reduced by up to 4% in FY 2022, to begin to take effect in January 2022, in addition to the existing sequestration requirements of the Budget Control Act of 2011.
The Company is continuing to evaluate and consider the potential impact that the COVID-19 public health emergency may have on its liquidity, financial condition and results of operations due to numerous uncertainties. We also continue to assess the potential impact of the CARES Act, other enacted legislation, and other stimulus measures, if any, as well as the impact of other laws, regulations, and guidance related to COVID-19 on our business, results of operations, financial condition and cash flows. Given the uncertainty as to the duration and severity of the COVID-19 pandemic, among other factors relating to the pandemic, it could have a material adverse effect on the Company's future results of operations, financial condition and liquidity.
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
Improving skilled mix and average Medicare rate:
One of our key performance indicators is skilled mix. Our strategic operating initiatives of improving our skilled mix and our average Medicare rate required investing in nursing and clinical care to treat more acute patients along with nursing center-based marketing representatives to attract these patients. These initiatives developed referral and Managed Care relationships that have attracted and are expected to continue to attract payor sources for patients covered by Medicare and Managed Care. The Company's skilled mix for the three months ended September 30, 2021 and 2020 was 14.7% and 16.5%, respectively. The Company's skilled mix for the nine months ended September 30, 2021 and 2020 was 15.9% and 15.0%, respectively. The change in skilled mix is due in part to the impact of COVID-19 on our patients and residents and the temporary waiver of certain Medicare program requirements, which has allowed Medicare beneficiaries that require a new or changed skill level of care to receive that care under Medicare Part A from a skilled nursing facility without satisfying the standard hospital stay requirement (sometimes referred to as "skilled in place"). For the past several years, census and skilled mix trends have been affected by healthcare reforms resulting in lower lengths of stay among our skilled patient population and lower admissions caused by initiatives among acute care providers, managed care payors and conveners to divert certain skilled nursing referrals to home health or other community-based care settings.
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
Critical Accounting Policies and Judgments
A “critical accounting policy” is one which is both important to the understanding of our financial condition and results of operations and requires management’s most difficult, subjective or complex judgments often involving estimates of the effect of matters that are inherently uncertain. Actual results could differ from those estimates and cause our reported net income or loss to vary significantly from period to period. Our critical accounting policies are more fully described in our 2020 Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
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
The Company recognized $4.5 million and $0.5 million of Medicaid and Hospice stimulus dollars, respectively, for the three month period ended September 30, 2021 that are reflected as patient revenues from Medicaid and Private Pay and Other, respectively, in the Company's results of operations. The Company recognized $13.8 million and $1.1 million of Medicaid and Hospice stimulus dollars, respectively, for the nine month period ended September 30, 2021 that are reflected as patient revenues from Medicaid and Private Pay and Other in the Company's results of operations. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements included in this report for more information. The following table summarizes revenue from contracts with customers by payor source from continuing operations for the periods presented (dollar amounts in thousands).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Medicaid	$55,554	48.0%	$55,844	47.3%	$157,274	46.2%	$164,335	46.1%
Medicare	19,682	17.0%	24,374	20.7%	62,870	18.5%	67,470	18.9%
Managed Care	13,033	11.3%	11,967	10.1%	38,804	11.4%	36,918	10.4%
Private Pay and other	27,467	23.7%	25,780	21.9%	81,418	23.9%	87,472	24.6%
Total	$115,736	100.0%	$117,965	100.0%	$340,366	100.0%	$356,195	100.0%

The following table sets forth average daily skilled nursing census by primary payor source for our continuing operations for the periods presented:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Medicaid	3,373	69.2%	3,240	66.3%	3,278	67.9%	3,524	67.3%
Medicare	436	8.9%	570	11.7%	491	10.2%	539	10.3%
Managed Care	281	5.8%	237	4.8%	276	5.7%	247	4.7%
Private Pay and other	783	16.1%	843	17.2%	783	16.2%	927	17.7%
Total	4,873	100.0%	4,890	100.0%	4,828	100.0%	5,237	100.0%
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
CMS issues annual updates to Medicare payment policies and rates under the skilled nursing facility prospective payment system. On August 5, 2020, CMS published a final rule outlining Medicare payment rates for skilled nursing facilities for federal fiscal year 2021. Effective October 1, 2020, payments to skilled nursing facilities increased by an estimated 2.2% based on a market basket update of 2.2%, adjusted by a 0.0 percentage point multifactor productivity adjustment. On August 4, 2021, CMS published a final ruling outlining Medicare payment rates for skilled nursing facilities for federal fiscal year 2022. Effective October 1, 2021, payments to skilled nursing facilities increased by 1.2% based on a market basket update of 2.7%, a negative 0.7 percentage point multifactor productivity adjustment, and other changes to payment policies. In addition, skilled nursing facilities are required to report quality data to CMS or be subject to a 2 percentage point reduction to the annual market basket update.
CMS publishes nursing home rankings based on performance scores on the Care Compare website, which is intended to assist the public in finding and comparing providers. The Care Compare website publishes for each nursing home a rating between 1 and 5 stars as part of CMS’s Five-Star Quality Rating System. An overall star rating is determined based on three components (information from the last three years of health inspections, staffing information, and quality measures), each of which also has its own five-star rating. The ratings are based, in part, on the quality data nursing centers are required to report. For example, nursing centers must report the rate of short-stay residents who are successfully discharged into the community and the percentage who had an outpatient emergency department visit. As a result of the COVID-19 pandemic, CMS issued temporary waivers and flexibilities that impact the information posted on the Care Compare website and used in the Five-Star Quality Rating System, such as guidance on prioritizing or suspending certain nursing home surveys. Some of these measures have been lifted, and many states have resumed routine oversight and survey activities. However, due to these changes and their impact on data, CMS adjusted some ratings (e.g., by holding specific quality measures constant). In addition to the standard Care Compare data, CMS is posting COVID-19 data submitted by nursing homes on the CDC National Healthcare Safety Network and linking to this information from the Care Compare website. The information posted includes the reported number of confirmed and suspected cases of COVID-19 in each facility, resident deaths related to COVID-19, availability of personal protective equipment and COVID-19 testing, potential staffing shortages, and vaccination rates for staff and residents.
We remain diligent in continuing to provide outstanding patient care to achieve high rankings for our centers, as well as assuring that our rankings are correct and appropriately reflect our quality results. Our focus has been and continues to be on the delivery of quality care to our patients and residents.
Contractual Obligations and Commercial Commitments
We have certain contractual obligations of continuing operations as of September 30, 2021, summarized by the period in which payment is due, as follows (dollar amounts in thousands):

Contractual Obligations	Total	Less than 1 year	1 to 3 Years	3 to 5 Years	After 5 Years
Long-term debt obligations (1)	$68,347	$5,058	$63,289	$—	$—
Settlement obligations (2)	3,254	2,754	500	—	—
Settlement of civil investigative demand (3)	8,529	1,180	4,281	3,068	—
Operating leases (4)	367,067	51,893	106,002	107,896	101,276
Required capital expenditures under operating leases (5)	13,726	1,893	3,788	3,788	4,257
Total	$460,923	$62,778	$177,860	$114,752	$105,533
(1)Long-term debt obligations include scheduled future payments of principal and interest of long-term debt and amounts outstanding on our finance lease obligations. Our long-term debt obligations decreased $1.9 million between December 31, 2020 and September 30, 2021. See Note 6, "Long-Term Debt" to the interim consolidated financial statements included in this report for additional information.

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
(4)Represents minimum annual undiscounted lease payments (exclusive of taxes, insurance, and maintenance costs) under our operating lease agreements, which does not include renewals. Our operating lease obligations decreased $38.2 million between December 31, 2020 and September 30, 2021. See Note 8, "Leases," to the interim consolidated financial statements included in this report for additional information.
(5)Includes annual expenditure requirements under operating leases. Our required capital expenditures decreased $1.8 million between December 31, 2020 and September 30, 2021.
Employment Agreements
We have employment agreements with certain members of management that provide for cash severance payments to these members of amounts up to two times their annual salary in the event of a termination without cause, a constructive discharge (as defined therein), or upon a change of control of the Company (as defined therein). The maximum contingent liability under these agreements for cash severance is approximately $2.7 million (exclusive of continued benefits and vested equity grants) as of September 30, 2021. The terms of such agreements are for one year and automatically renew for one year if not terminated by us or the employee.
Results of Continuing Operations
The following tables present the unaudited interim consolidated statements of operations and related data for the three and nine month periods ended September 30, 2021 and 2020:

(in thousands)	Three Months Ended September 30,
	2021	2020	Change	%
PATIENT REVENUES, NET	$115,736	$117,965	$(2,229)	(1.9)%
OTHER OPERATING INCOME	2,344	9,563	(7,219)	(75.5)%
EXPENSES:
Operating	95,192	98,706	(3,514)	(3.6)%
Lease and rent expense	13,263	13,524	(261)	(1.9)%
Professional liability	1,814	2,249	(435)	(19.3)%
General and administrative	7,515	6,487	1,028	15.8%
Depreciation and amortization	2,365	2,098	267	12.7%
Total expenses	120,149	123,064	(2,915)	(2.4)%
OPERATING (LOSS) INCOME	(2,069)	4,464	(6,533)	(146.3)%
OTHER INCOME (EXPENSE):
Other income	35	90	(55)	(61.1)%
Interest expense, net	(1,104)	(1,172)	68	5.8%
Total other expenses	(1,069)	(1,082)	13	1.2%
(LOSS) INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(3,138)	3,382	(6,520)	(192.8)%
BENEFIT (PROVISION) FOR INCOME TAXES	279	(209)	488	233.5%
(LOSS) INCOME FROM CONTINUING OPERATIONS	$(2,859)	$3,173	$(6,032)	(190.1)%

(in thousands)	Nine Months Ended September 30,
	2021	2020	Change	%
PATIENT REVENUES, NET	$340,366	$356,195	$(15,829)	(4.4)%
OTHER OPERATING INCOME	22,212	14,711	7,501	51.0%
EXPENSES:
Operating	283,619	289,340	(5,721)	(2.0)%
Lease and rent expense	39,776	40,560	(784)	(1.9)%
Professional liability	5,381	6,202	(821)	(13.2)%
General and administrative	21,256	20,125	1,131	5.6%
Depreciation and amortization	7,034	6,663	371	5.6%
Total expenses	357,066	362,890	(5,824)	(1.6)%
OPERATING INCOME	5,512	8,016	(2,504)	(31.2)%
OTHER INCOME (EXPENSE):
Other income	248	614	(366)	(59.6)%
Interest expense, net	(3,213)	(3,841)	628	16.3%
Total other expenses	(2,965)	(3,227)	262	8.1%
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	2,547	4,789	(2,242)	(46.8)%
PROVISION FOR INCOME TAXES	(418)	(287)	(131)	N/M
INCOME FROM CONTINUING OPERATIONS	$2,129	$4,502	$(2,373)	(52.7)%
N/M = Not Meaningful

Percentage of Total Patient Revenues	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
PATIENT REVENUES, NET	100.0%	100.0%	100.0%	100.0%
OTHER OPERATING INCOME	2.0	8.1	6.5	4.1
EXPENSES:
Operating	82.2	83.7	83.3	81.2
Lease and rent expense	11.5	11.5	11.7	11.4
Professional liability	1.6	1.9	1.6	1.7
General and administrative	6.5	5.5	6.2	5.6
Depreciation and amortization	2.0	1.8	2.1	1.9
Total expenses	103.8	104.4	104.9	101.8
OPERATING INCOME (LOSS)	(1.8)	3.7	1.6	2.3
OTHER INCOME (EXPENSE):
Other income	—	0.1	0.1	0.2
Interest expense, net	(1.0)	(1.0)	(0.9)	(1.1)
Total other expenses	(1.0)	(0.9)	(0.8)	(0.9)
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES	(2.8)	2.8	0.8	1.4
BENEFIT (PROVISION) FOR INCOME TAXES	0.2	(0.2)	(0.1)	(0.1)
INCOME (LOSS) FROM CONTINUING OPERATIONS	(2.6)%	2.6%	0.7%	1.3%

Three Months Ended September 30, 2021 Compared To Three Months Ended September 30, 2020
Patient Revenues
Patient revenues were $115.7 million and $118.0 million for the three months ended September 30, 2021 and 2020, respectively, a decrease of $2.3 million.
Our Medicaid rate for the third quarter of 2021 increased 2.8% resulting in a revenue increase of $1.6 million. Conversely, our Managed care rate for the third quarter of 2021 decreased 4.9%, resulting in reduced revenue of $0.5 million. Our Medicaid and Managed care census for the third quarter of 2021 increased 4.1% and 18.7%, respectively, resulting in increased revenue of $2.2 million and $1.8 million, respectively. Conversely, our Medicare, Hospice and Private average daily census for the third quarter of 2021 decreased 23.5%, 8.7%, and 10.2%, respectively, resulting in reduced revenue of $6.2 million, $0.7 million, and $0.7 million, respectively. The decline in census for the third quarter of 2021 was mainly due to the impact of the COVID-19 pandemic. We experienced an increase in Veterans rate and census of $0.4 million and $0.5 million, respectively, due to a new Veterans contract and related initiative. We recognized $1.6 million less Medicaid and Hospice state stimulus funds during the third quarter of 2021 compared to the third quarter of 2020.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Three Months Ended September 30,
	2021	2020
Skilled nursing occupancy	67.2%	66.7%
As a percent of total census:
Medicare census	8.9%	11.7%
Medicaid census	69.2%	66.3%
Managed Care census	5.8%	4.8%
As a percent of total revenues:
Medicare revenues	17.0%	20.7%
Medicaid revenues	48.0%	47.3%
Managed Care revenues	11.3%	10.1%
*Average rate per day:
Medicare	$506.71	$503.75
Medicaid	$188.45	$183.27
Managed Care	$409.75	$430.88

*Excludes COVID-19 federal and state stimulus payments

Other Operating Income
Since January 1, 2020, we have received $51.6 million from the PHSSEF. We recognized $2.3 million and $9.6 million of the funds for the three months ended September 30, 2021 and 2020, respectively, which is classified as "Other Operating Income" in the Company's results of operations. The Medicare stimulus funds we recognized during the quarter were used to offset healthcare-related expenses attributable to COVID-19. Increased healthcare related expenses included, but were not limited to, increased wages and increased costs for personal protective equipment, testing and other supplies. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements.
Operating Expense
Operating expense decreased in the third quarter of 2021 to $95.2 million from $98.7 million in the third quarter of 2020, a decrease of $3.5 million. Operating expense decreased as a percentage of patient revenues to 82.2% for the third quarter of 2021 as compared to 83.7% for the third quarter of 2020.
We incurred incremental healthcare-related expenses attributable to COVID-19 of $7.2 million for the three months ended September 30, 2021, which is a decrease of $5.5 million compared to the third quarter of 2020. Such expenses included increased labor expenses, testing and the increased costs of personal protective equipment, food and infection control supplies.

Lease Expense
Lease expense in the third quarter of 2021 decreased to $13.3 million as compared to $13.5 million in the third quarter of 2020, a decrease of $0.2 million. The decrease in lease expense was due to the amendment to the Omega Master Lease in conjunction with the transfer of operations of the facility located in Florida.
Professional Liability
Professional liability expense was $1.8 million and $2.2 million in the third quarters of 2021 and 2020, respectively. Our cash expenditures for professional liability costs, including those relative to claims for the centers that we formerly operated in the State of Kentucky, were $1.6 million and $1.8 million for the third quarters of 2021 and 2020, respectively. Professional liability expense fluctuates based on the results of our third-party professional liability actuarial studies, premiums and cash expenditures are incurred to defend and settle existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and Administrative Expense
General and administrative expense was $7.5 million in the third quarter of 2021 and $6.5 million in the third quarter of 2020, an increase of $1.0 million. Increased legal and consulting fees, mostly attributable to the merger transaction, of $1.0 million was the primary driver for the fluctuation.
Depreciation and Amortization
Depreciation and amortization expense was $2.4 million in the third quarter of 2021 and $2.1 million in the third quarter of 2020, an increase of $0.3 million.
Interest Expense, Net
Interest expense was $1.1 million in the third quarter of 2021 and $1.2 million in the third quarter of 2020, a decrease of $0.1 million.
(Loss) Income from Continuing Operations before Income Taxes; (Loss) Income from Continuing Operations per Common Share
As a result of the above, continuing operations reported a loss of $(3.1) million and income of $3.4 million before income taxes for the third quarters of 2021 and 2020, respectively. The basic and diluted loss per common share from continuing operations were both $(0.43) for the third quarter of 2021, compared to both basic and diluted income per common share from continuing operations of $0.48 in the third quarter of 2020.
COVID-19 Impact on Continuing Operations
There have been cases of COVID-19 at certain of our centers. The Company has continued to experience reduced occupancy and increased operating expenses at its centers in the form of increased labor costs, testing and the increased cost of personal protective equipment, food and infection control supplies.

Nine Months Ended September 30, 2021 Compared To Nine Months Ended September 30, 2020
Patient Revenues
Patient revenues were $340.4 million and $356.2 million for the nine months ended September 30, 2021 and 2020, respectively, a decrease of $15.8 million.
Our Medicaid and Medicare rates for the nine months ended September 30, 2021 increased 1.8% and 0.8%, respectively, resulting in revenue increases of $2.9 million and $0.6 million, respectively. Our Managed care census for the nine months ended September 30, 2021 increased 11.7%, resulting in increased revenue of $3.3 million. Conversely, our Medicaid, Medicare, Private and Hospice average daily census for the nine months ended September 30, 2021 decreased 6.9%, 9.3%, 16.1% and 16.9%, respectively, resulting in reduced revenue of $12.2 million, $6.8 million, $3.5 million and $4.4 million, respectively. The decline in census for the nine months ended September 30, 2021 was mainly due to the impact of the COVID-19 pandemic. We saw an increase in Veterans rate and census of $1.3 million and $0.5 million, respectively, due to a new Veterans contract and related initiative. We recognized $3.2 million additional Medicaid and Hospice state stimulus funds compared to the nine months ended September 30, 2020. The QIPP and Intergovernmental Transfer ("IGT") programs resulted in $1.7 million of additional revenues for the nine months ended September 30, 2021. One less day of revenues for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 resulted in $1.2 million less revenue.
The following table summarizes key revenue and census statistics for continuing operations for each period:

	Nine Months Ended September 30,
	2021	2020
Skilled nursing occupancy	66.6%	71.6%
As a percent of total census:
Medicare census	10.2%	10.3%
Medicaid census	67.9%	67.3%
Managed Care census	5.7%	4.7%
As a percent of total revenues:
Medicare revenues	18.5%	18.9%
Medicaid revenues	46.2%	46.1%
Managed Care revenues	11.4%	10.4%
*Average rate per day:
Medicare	$499.95	$495.74
Medicaid	$185.20	$181.99
Managed Care	$413.66	$414.42

*Excludes COVID-19 federal and state stimulus payments

Other Operating Income
We recognized $21.3 million and $14.7 million of provider relief funds during the nine months ended September 30, 2021 and 2020, respectively, which is classified as "Other Operating Income" in the Company's results of operations. We also recognized $0.9 million of grant funds from states during the nine months ended September 30, 2021, which is included in "Other Operating Income" in the Company's results of operation for the nine months ended September 30, 2021. The Medicare stimulus funds that we recognized during the nine months ended September 30, 2021 and 2020 were used to offset healthcare-related expenses and lost revenues attributable to COVID-19. Increased healthcare related expenses included but were not limited to increased wages and increased costs for personal protective equipment, testing and other supplies. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements.
Operating Expense
Operating expense decreased in the nine months ended September 30, 2021 to $283.6 million from $289.3 million for the nine months ended September 30, 2020, a decrease of $5.7 million. Operating expense increased as a percentage of patient revenues to 83.3% for the nine months ended September 30, 2021, as compared to 81.2% for the nine months ended September 30, 2020.

Excluding operating expenses related to COVID-19, we benefited from our cost savings initiatives including decreased wages of $11.0 million compared to the nine months ended September 30, 2020. Additionally, our health insurance costs decreased by $2.3 million.
We incurred incremental healthcare-related expenses attributable to COVID-19 of $25.6 million for the nine months ended September 30, 2021, which is an increase of $8.6 million compared to the nine months ended September 30, 2020. Such expenses included increased labor expenses, testing and the increased costs of personal protective equipment, food and infection control supplies.
Lease Expense
Lease expense for the nine months ended September 30, 2021 decreased to $39.8 million as compared to $40.6 million for the nine months ended September 30, 2020, a decrease of $0.8 million. The decrease in lease expense was due to the amendment to the Omega Master Lease in conjunction with the transfer of operations of the facility located in Florida.
Professional Liability
Professional liability expense was $5.4 million and $6.2 million for the nine months ended September 30, 2021 and 2020, respectively. Our cash expenditures for professional liability costs, including those relative to claims for the centers that we formerly operated in the State of Kentucky, were $5.0 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively. Professional liability expense fluctuates based on the results of our third-party professional liability actuarial studies, premiums, and as cash expenditures are incurred to defend and settle existing claims. See “Liquidity and Capital Resources” for further discussion of the accrual for professional liability.
General and Administrative Expense
General and administrative expense was $21.3 million for the nine months ended September 30, 2021 and $20.1 million for the nine months ended September 30, 2020, an increase of $1.2 million. Increased legal and consulting fees of $1.4 million was the primary driver for the fluctuation.
Depreciation and Amortization
Depreciation and amortization expense was $7.0 million for the nine months ended September 30, 2021 and $6.7 million for the nine months ended September 30, 2020, an increase of $0.3 million.
Interest Expense, Net
Interest expense was $3.2 million for the nine months ended September 30, 2021 and $3.8 million for the nine months ended September 30, 2020. The decrease of $0.6 million was due to a decrease in the outstanding borrowings on our loan facilities.
Income from Continuing Operations before Income Taxes; Income from Continuing Operations per Common Share
As a result of the above, continuing operations reported income of $2.5 million and $4.8 million before income taxes for the nine months ended September 30, 2021 and 2020, respectively. Basic and diluted income per common share from continuing operations were $0.32 and $0.31, respectively, for the nine months ended September 30, 2021, compared to basic and diluted income per common share from continuing operations of $0.68 and $0.67, respectively, for the nine months ended September 30, 2020.
COVID-19 Impact on Continuing Operations
There have been cases of COVID-19 at certain of our centers. The Company has continued to experience reduced occupancy and increased operating expenses at its centers in the form of increased labor costs, testing and the increased cost of personal protective equipment, food and infection control supplies.

Liquidity and Capital Resources
COVID-19 Impact on Liquidity
The Company is closely monitoring the impact of the COVID-19 pandemic on all aspects of its business. While the Company incurred significant disruptions since the start of the COVID-19 pandemic, it is unable to fully predict the impact that the COVID-19 pandemic will have on its liquidity, financial condition and results of operations due to numerous uncertainties. As a result of the COVID-19 pandemic, we have recognized less revenue and increased operating expenses, but we have received additional stimulus funds through the PHSSEF since the start of the pandemic, which have been used and are expected to continue to be used to mitigate the impact of the reduced revenues and increased operating expenses, and any cash flow or liquidity impacts therefrom. Additionally, we recently applied for funding under Phase 4 of the PHSSEF and the American Rescue Plan Rural funding program; however, we do not know whether we will ultimately receive additional payments under these distributions. The increased operating expenses include increased labor costs, testing and the increased costs of personal protective equipment, food and infection control supplies. Refer to Note 4, "COVID-19 Pandemic" to the interim consolidated financial statements.
Merger Agreement Impact on Liquidity
The Company is expecting to complete the Merger in the fourth quarter of 2021, however, consummation of the Merger is subject to the satisfaction (to the extent permitted by applicable law) waiver of the conditions to the completion of the Merger. The Company is unable to fully predict the impact that the timing, completion, or termination of the Merger will have on its liquidity, financial condition and results of operations due to numerous uncertainties.
Liquidity
Our primary sources of liquidity are the net cash flow provided by the operating activities of our centers and availability under our revolving credit facility. We believe cash flows and our cash on hand will be adequate to service existing debt obligations and fund required capital expenditures for twelve months following the date of issuance of these interim financial statements. In determining priorities for our cash flow, we evaluate alternatives available to us and select the ones that we believe will most benefit us over the long-term. Options for our use of cash include, but are not limited to, capital improvements, purchase of additional shares of our common stock, acquisitions, payment of existing debt obligations as well as initiatives to improve nursing center performance. We review these potential uses and align them to our cash flows with a goal of achieving long-term success.
Net cash used in operating activities of continuing operations totaled $5.1 million for the nine months ended September 30, 2021, compared to net cash provided by operating activities of continuing operations of $47.0 million in the same period of 2020. The primary contributor to the decrease in net cash provided by operating activities was due to the utilization of stimulus funds for COVID-19 related expenses and lost revenues during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Conversely, a decrease in accounts receivable, which resulted from decreased patient census due to the COVID-19 pandemic and improved cash collections, offset the net cash used in operating activities for the nine months ended September 30, 2021.
Our cash expenditures related to professional liability claims of continuing operations were $5.0 million and $5.1 million for the nine months ended September 30, 2021 and 2020, respectively. Although we work diligently to limit the cash required to settle and defend professional liability claims, a significant judgment entered against us in one or more legal actions could have a material adverse impact on our cash flows and could result in our inability to meet all of our cash needs as they become due.
Investing activities of continuing operations used cash of $4.3 million and $4.0 million for the nine months ended September 30, 2021 and 2020, respectively. The cash used for investing activities represents capital expenditures for improvements to our centers and purchases of clinical equipment to assist with fighting and slowing the spread of COVID-19.
Net cash used in financing activities of continuing operation were $0.8 million and $14.5 million for the nine months ended September 30, 2021 and 2020, respectively. During the nine months ended September 30, 2020, we used cash to repay $14.8 million of outstanding borrowings on our loan facilities.
Professional Liability
The Company has professional liability insurance coverage for its nursing centers that, based on historical claims experience, is likely to be substantially less than the claims that are expected to be incurred. Effective July 1, 2013, the Company established a wholly-owned, offshore limited purpose insurance subsidiary, SHC, to replace some of the expiring commercial policies. SHC covers losses up to specified limits per occurrence. All of the Company's nursing centers in Tennessee are now covered under the captive insurance policies along with many of the nursing centers in Alabama, Ohio and Texas, as well as those previously operated by the Company in Kentucky and Florida. The insurance coverage provided for these centers under the SHC policy provides coverage limits of at least $1.0 million per medical incident with a sublimit per center of $3.0 million and total annual aggregate policy limits of $5.0 million. All other centers within the Company's portfolio are covered through various commercial insurance policies which provide similar coverage limits per medical incident, per location, and on an aggregate basis for covered centers. The deductibles for these policies are covered through the insurance subsidiary.
As of September 30, 2021, we have recorded total liabilities for reported and settled professional liability claims and estimates for incurred but unreported claims of $23.9 million. Our calculation of this estimated liability is based on the Company's best estimate of the likelihood of adverse judgments with respect to any asserted claim; however, a significant judgment could be entered against us in one or more of these legal actions, and such a judgment could have a material adverse impact on our financial position and cash flows.

Capital Resources
On October 14, 2020, the Company executed an Amended and Restated Credit Agreement (the "Credit Agreement") with a syndicate of banks, which consists of a $62.0 million mortgage loan subsequently amended ("Amended Mortgage Loan"), a $36.0 million revolver subsequently amended ("Amended Revolver") and a $2.0 million affiliated revolver amended ("Amended Affiliated Revolver"). The Amended Mortgage Loan, Amended Revolver and Amended Affiliated Revolver have a 3-year maturity through September 30, 2023. The Amended Mortgage Loan has a term of 3 years, with principal and interest payable monthly based on a 25-year amortization. Interest on the term loan facility is based on LIBOR plus 4.0% with a 1.0% floor. The Amended Mortgage Loan balance was $60.1 million as of September 30, 2021 with an interest rate of 5.0%. The Amended Mortgage Loan is secured by 15 owned nursing centers, related equipment and a lien on the accounts receivable of these centers. The Amended Mortgage Loan, the Amended Revolver and the Amended Affiliated Revolver are cross-collateralized and cross-defaulted. The Company’s Amended Revolver and Amended Affiliated Revolver have an interest rate of LIBOR plus 4.0% and are secured by accounts receivable and are subject to limits on the maximum amount of loans that can be outstanding under the revolver based on borrowing base restrictions.
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
As of September 30, 2021, we had $60.5 million of outstanding long-term debt and finance lease obligations. The $60.5 million total includes $0.4 million in finance lease obligations.
As of September 30, 2021 and December 31, 2020, the Company had no outstanding borrowings under its revolvers. The interest rate related to the revolvers was 5.0% as of September 30, 2021. Annual fees for letters of credit issued under the Amended Revolver are 3.0% of the amount outstanding. The Company has four letters of credit with a total value of $12.5 million outstanding as of September 30, 2021. Considering the balance of eligible accounts receivable, the letters of credit, the amounts outstanding under the Amended Revolver and the Amended Affiliated Revolver, and the maximum loan amount of $25.3 million for these revolvers, the balance available for borrowing under the revolvers was $12.8 million at September 30, 2021.
Our lending agreements contain various financial covenants, the most restrictive of which relates to fixed charges coverage ratios. We are in compliance with all such covenants at September 30, 2021.
Our calculated compliance with financial covenants is presented below:

	Requirement	Level at September 30, 2021
Credit Facility:
Minimum fixed charge coverage ratio	1.05:1.00	1.14:1.00
Minimum adjusted EBITDA	$13.0 million	$18.7 million
Mortgaged Centers:
EBITDAR	$10.0 million	$17.0 million
Affiliated Revolver:
Minimum adjusted EBITDA	$0.8 million	$1.4 million
Off-Balance Sheet Arrangements
We have four letters of credit outstanding with an aggregate value of approximately $12.5 million as of September 30, 2021. The letters of credit serve as a security deposits for certain center leases. These letters of credit were issued under our revolving credit facility. Our accounts receivable serve as the collateral for this revolving credit facility.
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
•risks to the Company with respect to the Merger, including: (i) risks associated with the Company’s ability to obtain the stockholder approval or regulatory approval required to consummate the proposed Merger and the timing of the closing of the proposed Merger, including the risks that a condition to closing would not be satisfied within the expected timeframe or at all or that the closing of the proposed Merger will not occur including in circumstances which would require the Company to pay the termination fee or other expenses; (ii) the risk that stockholder litigation in connection with the proposed Merger may affect the timing or occurrence of the proposed Merger or result in significant costs of defense, indemnification and liability; (iii) the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the merger agreement; (iv) unanticipated difficulties or expenditures relating to the Merger, the response of business partners and competitors to the announcement of the proposed Merger, and/or potential difficulties in employee retention as a result of the announcement and pendency of the proposed Merger; (v) risks related to disruption of management’s attention from the Company’s ongoing business operations due to the Merger; and (vi) the response of Company stockholders to the merger agreement;
•the potential adverse effect of the COVID-19 pandemic on the economy, our patients and residents and supply chain, including, changes in the occupancy of our centers, increased operation costs in addressing COVID-19, supply chain disruptions and uncertain demand, and the impact of any initiatives or programs that the Company may undertake to address financial and operations challenges faced by its patients served;
•the duration and severity of the COVID-19 pandemic and the extent and severity of the impact on the Company's patients and residents;
•actions governments take in response to the COVID-19 pandemic, including the introduction of public health measures and other regulations affecting our centers, and the timing, availability, and adoption of effective medical treatments and vaccines;
•the impact of the CARES Act, the PPPHCE Act, the CAA and the ARPA and any other COVID-19 relief aid adopted by governments or the implementation or modifications to such acts, including any obligation of the Company to repay any stimulus payments received under such relief aid;
•perceptions regarding the safety of senior living communities during and after the pandemic, changes in demand for senior living communities and our ability to adapt our sales and marketing efforts to meet the demand, changes in the acuity levels of our new residents, the disproportionate impact of COVID-19 on seniors generally and those residing in our communities;
•increased regulatory requirements, including unfunded mandatory testing, increased enforcement actions resulting from COVID-19, including those that may limit our collection efforts for delinquent accounts and the frequency and magnitude of legal actions and liability claims that may arise due to COVID-19 or our response efforts;
•our ability to successfully integrate the operations of new nursing centers, as well as successfully operate all of our centers;
•our ability to increase census at our centers and occupancy rates at our centers;
•changes in governmental reimbursement, including the Patient-Driven Payment Model that was implemented in October of 2019;
•government regulation;
•the impact of the Affordable Care Act, efforts to further modify the Affordable Care Act, its interpretation or implementation, and other health care reform initiatives;
•any increases in the cost of borrowing under our credit agreements;
•our ability to comply with covenants contained in those credit agreements;
•our ability to comply with the terms of our master lease agreements;
•our ability to renew or extend our leases at or prior to the end of the existing lease terms;
•the outcome of professional liability lawsuits and claims;
•our ability to control ultimate professional liability costs;
•the accuracy of our estimate of our anticipated professional liability expense;
•the impact of future licensing surveys;
•our ability to comply with the terms of our Corporate Integrity Agreement;
•the outcome of proceedings alleging violations of state or federal False Claims Acts;

•laws and regulations governing quality of care or other laws and regulations applicable to our business including HIPAA and laws governing reimbursement from government payors;
•the costs of investing in our business initiatives and development;
•our ability to control costs;
•our ability to attract and retain qualified healthcare professionals;
•changes to our valuation of deferred tax assets;
•changing economic, political, and competitive conditions;
•changes in anticipated revenue and cost growth;
•changes in the anticipated results of operations; and
•the effect of changes in accounting policies as well as others.
Investors also should refer to the risks identified in this “Management's Discussion and Analysis of Financial Condition and Results of Operations” as well as risks identified in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and in "Part II. Item 1A. Risk Factors" below, for a discussion of various risk factors of the Company and that are inherent in the health care industry. Given these risks and uncertainties, we can give no assurances that these forward-looking statements will, in fact, transpire and, therefore, caution investors not to place undue reliance on them. These assumptions may not materialize to the extent assumed, and risks and uncertainties may cause actual results to be different from anticipated results. These risks and uncertainties also may result in changes to the Company’s business plans and prospects. Such cautionary statements identify important factors that could cause our actual results to materially differ from those projected in forward-looking statements. In addition, we disclaim any intent or obligation to update these forward-looking statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The chief market risk factor affecting our financial condition and operating results is interest rate risk. As of September 30, 2021, we had outstanding borrowings of approximately $60.1 million, which were subject to variable interest rates.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the Exchange Act), our management, including our chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of September 30, 2021. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act, such as this Quarterly Report on Form 10-Q, is properly recorded, processed, summarized and reported within the time periods required by the Securities and Exchange Commission’s rules and forms. Management necessarily applied its judgment in assessing the costs and benefits of such controls and procedures that, by their nature, can provide only reasonable assurance regarding management’s control objectives. Management does not expect that its disclosure controls and procedures will prevent all errors and fraud. A control system, irrespective of how well it is designed and operated, can only provide reasonable assurance, and cannot guarantee that it will succeed in its stated objectives.
Based on an evaluation of the effectiveness of the design and operation of disclosure controls and procedures, our chief executive officer and chief financial officer concluded that, as of September 30, 2021, our disclosure controls and procedures were effective in reaching a reasonable level of assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time period specified in the Securities and Exchange Commission’s rules and forms.
Changes in Internal Control Over Financial Reporting
There have been no changes to our internal control over financial reporting during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In the first quarter of this year, the Company was served with a Civil Investigatory Demand (“CID”) by the United States Department of Justice. The CID requested information and documents related to time keeping records for two certified occupational therapy assistants who worked at one of the Company’s Alabama facilities and documents evidencing any complaints that the facility had failed to provide therapy. The Company responded to the CID and has engaged in discussions with government representatives regarding this matter. The Company currently intends to continue discussions with the government and to vigorously defend this matter if an acceptable compromise cannot be reached.
As of September 30, 2021, we are engaged in 77 professional liability lawsuits. Fifteen lawsuits are currently scheduled for trial or arbitration during the next twelve months, and it is expected that additional cases will be set for trial or hearing. The ultimate results of any of our professional liability claims and disputes cannot be predicted. We have limited professional liability insurance with regard to most of these claims. A significant judgment entered against us in one or more of these legal actions could have a material adverse impact on our financial position and cash flows.
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

ITEM 1A. RISK FACTORS.
In addition to the other information set forth in this report, you should carefully consider the risks and uncertainties discussed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be not material also may materially and adversely affect our business, financial condition and/or operating results. We are including the following revised risk factor, which updates and supersedes the corresponding risk factor disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as well as the additional risk factors below related to the Merger; all of which should be read in conjunction with our description of risk factors in Part I, Item 1A, "Risk Factors" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020:
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
The announcement and pendency of the Merger may have an adverse effect on or business, financial condition, operating results and cash flows.
On August 26, 2021, we entered into a merger agreement with Parent and Merger Sub relating to the proposed acquisition of the Company by Parent. Upon consummation of the Merger pursuant to the merger agreement, the Company will continue as the surviving corporation as a direct, wholly-owned subsidiary of Parent. Subject to the terms and conditions set forth in the merger agreement, at the effective time of the Merger, each share of Company common stock issued and outstanding immediately prior to the effective time of the Merger (other than (i) shares of Company common stock held by the Company as treasury stock or owned by Parent or Merger Sub and (ii) shares of Company common stock held by stockholders who have properly and validly exercised their statutory rights of appraisal in respect of such shares) will be automatically converted into the right to receive cash in an amount equal to $10.10 per share, net of applicable withholding taxes and without interest thereon. The merger agreement was unanimously approved by our Board.

Uncertainty about the effect of the proposed Merger on our employees, partners, customers and other third parties may disrupt our business activities and may have a material adverse effect on our business, financial condition, operating results and cash flows. Current and prospective employees may experience uncertainty about their roles following the Merger, and this may have an effect on our corporate culture. There can be no assurance we will be able to attract and retain key talent to the same extent that we have previously been able to attract and retain employees. Any loss or distraction of such employees could have a material adverse effect on our business, financial condition and operating results. In addition, we have devoted, and will continue to devote, significant management and other internal resources towards the completion of the Merger and planning for integration, which could materially adversely affect our business, financial condition, operating results and cash flows. Parties with which we have business relationships may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties.
The merger agreement generally requires us to operate our business in the ordinary course pending consummation of the proposed Merger and generally restricts us from taking certain specified actions until the Merger is completed. These restrictions may affect our ability to execute our business strategies, to respond effectively to competitive pressures and industry developments, and to attain our financial and other goals and may otherwise harm our business, financial condition, operating results and cash flows.
The failure to complete the Merger in a timely manner or at all could negatively impact the market price of our common stock as well as adversely affect our business, financial condition, operating results and cash flows.
Completion of the Merger is subject to conditions beyond our control that may prevent, delay or otherwise adversely affect its completion in a material way, including the requirement that the merger agreement be adopted and the Merger and the transactions contemplated thereby be approved by the holders of a majority of the outstanding shares of our common stock as of October 5, 2021, the record date for the special meeting, that are entitled to vote at the special meeting the Company intends to hold on November 18, 2021.
Consummation of the Merger is subject to the satisfaction or (to the extent permitted by applicable law) waiver of the conditions to the completion of the Merger more fully described in the proxy statement. We cannot guarantee that the closing conditions set forth in the merger agreement will be satisfied or, even if satisfied, that no event of termination will take place. In the event that the Merger is not completed for any reason, the holders of our common stock will not receive any payment for their shares of common stock in connection with the proposed Merger. Instead, we will remain an independent public company and the holders of our common stock will continue to own their shares of stock.
If the Merger or a similar transaction is not completed, the share price of our common stock may decline to the extent that the current market price of our common stock reflects an assumption that a transaction will be completed.
Furthermore, if the Merger is significantly delayed or not completed, we may suffer other consequences that could adversely affect our business, results of operations and stock price, including the following:
•we may be required to pay a termination fee of approximately $2.1 million to Parent under certain circumstances as described in the merger agreement;
•we would have incurred significant costs in connection with the Merger that we would be unable to recover;
•we may be subject to negative publicity or be negatively perceived by the investment or business communities;
•we may be subject to legal proceedings related to any delay or failure to complete the Merger;
•any disruptions to our business resulting from the announcement and pendency of the Merger, including any adverse changes in our relationships with our customers, suppliers, other business partners and employees, may continue or intensify in the event the Merger is not consummated; and
•we may not be able to take advantage of alternative business opportunities or effectively respond to competitive pressures.
There can be no assurance that our business, financial condition, operating results and cash flows will not be adversely affected, as compared to our condition prior to the announcement of the Merger, if the Merger is not consummated.
The merger agreement contains provisions that could discourage or deter a potential competing acquirer that might be willing to pay more to effect an alternative transaction with us.
The merger agreement contains provisions that, subject to certain exceptions, limit our ability to initiate, solicit or knowingly encourage, or engage in discussions or negotiations with respect to, or provide non-public information in connection with, a proposal from a third party with respect to an alternative transaction. In addition, under specified circumstances in which the merger agreement is terminated, we could be required to pay a termination fee of approximately $2.1 million to Parent. It is possible that these or other provisions in the merger agreement might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of our company from considering or proposing an acquisition or might result in a potential competing acquirer proposing to pay a lower per share price to acquire our common stock than it might otherwise have proposed to pay.
In addition, under the terms of the merger agreement, we were permitted, for a period of 35 days following the signing of the merger agreement (the “go-shop period”), to initiate, solicit, provide information, and enter into discussions concerning proposals relating to alternative business combination transactions, subject to the potential payment of the approximately $2.1 million termination fee. As disclosed in the proxy statement, upon expiration of the go-shop period, one prospective buyer’s offer indicated that it would be prepared to pay $11.11 per share of common stock in a transaction structured in a similar manner to the transaction contemplated by the merger agreement. This party’s offer was accompanied by the draft merger agreement, however, the acquisition proposal contained several terms that were concerning to us, including changes to the termination fees and the requirement for an additional diligence period of no longer than 30 days prior to the signing of the draft merger agreement. Following consultation with our legal and financial advisors, our Board determined in good faith that such party’s acquisition proposal was not a superior proposal because of the required diligence period and certain other terms contained in the draft merger agreement, but was reasonably likely to result in a superior proposal. Our Board resolved to continue to negotiate with, and provide diligence information and access to, such party as an excluded party under the terms of the merger agreement. As of the date hereof, we and this prospective buyer are continuing to negotiate regarding a potential transaction, however, no assurances can be made that we will enter into an alternate transaction with such party.
Termination of the merger agreement, including as a result of entering into a new agreement with the prospective buyer identified above, could materially and adversely affect our business, results of operations or financial condition, which in turn would materially and adversely affect the price of our common stock.
Additional information regarding these restrictions, including regarding the go-shop period contained in the merger agreement, is provided in the proxy statement.
We will incur substantial transaction fees and costs in connection with the Merger.
As of October 27, 2021, we have incurred $0.9 million of expenses and fees for professional services and other transaction costs in connection with the Merger and expect to continue to incur additional significant costs. A material portion of these expenses are payable by us whether or not the Merger is completed. While we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These expenses may exceed the costs historically borne by us. These costs could adversely affect our business, financial condition, operating results and cash flows.
We and or directors and officers may be subject to lawsuits relating to the Merger.
Litigation is very common in connection with the sale of public companies, regardless of whether the claims have any merit. One of the conditions to consummating the Merger is that no order preventing or otherwise prohibiting the consummation of the Merger shall have been issued by any court. Consequently, if any lawsuit challenging the Merger is successful in obtaining an order preventing the consummation of the Merger, that order may delay or prevent the Merger from being completed. While we will evaluate and defend against any lawsuits, the time and costs of defending against litigation relating to the Merger may adversely affect our business.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
None.
ITEM 4. MINE SAFETY DISCLOSURE.
Not applicable.
ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS
The following exhibits are filed as part of this report on Form 10-Q.

Exhibit Number	Description of Exhibits
2.1	Agreement and Plan of Merger by and among DAC Acquisitions LLC, DVCR Acquisition Corporation and Diversicare Healthcare Services, Inc. dated August 26, 2021 (incorporated by reference to Exhibit 2.1 to the Company's current report on Form 8-K Filed with the SEC on August 21, 2021).

3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement No. 33-76150 on Form S-1 filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

3.2	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.5 to the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement No. 33-76150 on Form S-1 filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

3.4	Bylaw Amendment adopted November 5, 2007 (incorporated by reference to Exhibit 3.4 to the Company’s annual report on Form 10-K for the year ended December 31, 2007).

3.5	Amendment to Certificate of Incorporation dated March 23, 1995 (incorporated by reference to Exhibit A of Exhibit 1 to the Company’s Form 8-A filed March 30, 1995 filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

3.6	Certificate of Designation of Registrant (incorporated by reference to Exhibit 3.4 to the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2001).

3.7
Certificate of Ownership and Merger of Diversicare Healthcare Services, Inc. with and into Advocat Inc. (incorporated by reference to Exhibit 3.1 to the Company's current report on Form 8-K filed March 14, 2013).

3.8	Amendment to Certificate of Incorporation dated June 9, 2016 (incorporated by reference to Exhibit 3.8 to the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2016).

3.9	Bylaw Second Amendment adopted April 14, 2016.

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4 to the Company's Registration Statement No. 33-76150 on Form S-1 filed in paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

10.1	Voting and Support Agreement dated August 26, 2021 (incorporated by reference to Exhibit 10.1 to the Company's current report on Form 8-K Filed with the SEC on August 27, 2021).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(b) or Rule 15d-14(b).

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Diversicare Healthcare Services, Inc.

November 9, 2021

	By:	/s/ James R. McKnight, Jr.
James R. McKnight, Jr.
President and Chief Executive Officer, Principal Executive Officer
(duly authorized officer)

	By:	/s/ Kerry D. Massey
Kerry D. Massey
Executive Vice President and Chief Financial Officer
(principal financial officer)